Form 10-K
period 2009-12-31
CAMBIUM LEARNING GROUP, INC.
filed 2010-03-26
CIK 1466815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34575
Cambium Learning Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	27-0587428 (I.R.S. Employer Identification No.)

1800 Valley View Lane, Suite 400, Dallas, Texas (Address of Principal Executive Offices)	75234-8923 (Zip Code)
Registrant’s telephone number, including area code:
(214) 932-9500
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	The NASDAQ Global Market
(Title of class)	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The common stock of the registrant commenced publicly trading on December 9, 2009. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 19, 2010 was 43,858,676.
Documents Incorporated by Reference:
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2009.

PART I
Cautionary Note Regarding Forward-looking Statements.
This report contains forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties, and which are based on beliefs, expectations, estimates, projections, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers and intents of our management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this report, including statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, objectives of management for future operations, and the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements.
Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “projects,” “forecasts,” “plans,” “anticipates,” “targets,” “outlooks,” “initiatives,” “visions,” “objectives,” “strategies,” “opportunities,” “drivers,” “intends,” “scheduled to,” “seeks,” “may,” “will,” or “should” or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy, plans, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements, as it is impossible for us to anticipate all factors that could affect our actual results. We discuss certain of these risks in greater detail under the heading “Risk Factors” in Item 1A of this report. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the results of any revisions to the forward-looking statements made in this report.
Item 1. Business.
Unless otherwise expressly indicated in this Item 1, the discussions set forth herein are as of December 31, 2009.
Cambium Learning Group, Inc. (the “Company”, “we”, “us”, or “our”) was incorporated under the laws of the State of Delaware in June 2009. On December 8, 2009, we completed the mergers of Voyager Learning Company (“VLCY”) and VSS-Cambium Holdings II Corp. (“Cambium”) into two of our wholly owned subsidiaries, resulting in VLCY and Cambium becoming our wholly owned subsidiaries. Following the completion of the mergers, all of the outstanding capital stock of VLCY’s operating subsidiaries, Voyager Expanded Learning, Inc. and LAZEL, Inc., were transferred to Cambium Learning, Inc., Cambium’s operating subsidiary (“Cambium Learning”). The results of VLCY are included in the Company’s operations beginning with the December 8, 2009 merger date; therefore, the 2009 financial information contained in this report consists of the results of the Company for the full year but only include VLCY for the last 23 days of the year.
The transaction was accounted for as an “acquisition” of VLCY by Cambium, as that term is used under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), for accounting and financial reporting purposes under the applicable accounting guidance for business combinations. In making this determination, management considered that (a) the newly developed entity did not have any significant pre-combination activity and, therefore, did not qualify to be the accounting acquirer, and (b) the former sole stockholder of Cambium is the majority holder of the combined entity, while the prior owners of VLCY became minority holders in the combined entity. As a result, the historical financial statements of Cambium have become the historical financial statements of the Company.
We currently operate in three business segments: Voyager, a comprehensive intervention business; Sopris, a supplemental solutions business; and Cambium Learning Technologies, an education technology business. Throughout our three business segments, we provide research-based education solutions for students in Pre-K through 12th grade, including intervention curricula, educational technologies and services focused almost exclusively on serving the needs of the nation’s most at risk students and learners challenged in realizing their full potential. We have extensive experience in information aggregation and dissemination, content development and educational publishing.

Cambium Learning was founded in December 2002 to create a leading company focused on the at-risk and special student populations. In 2007, Cambium Learning was acquired by a consortium of equity sponsors led by Veronis Suhler Stevenson (“VSS”). A significant portion of Cambium Learning’s growth has resulted from the acquisition and growth of companies acquired by Cambium Learning and from newly introduced programs developed by authors and researchers. In October 2003, Cambium Learning acquired Metropolitan Teaching & Learning, Inc. Metropolitan Teaching & Learning, Inc. was founded in 1998, and has developed culturally responsive instructional materials and customized programs for use in urban markets, with particular emphasis on mathematics. In February 2004, Cambium Learning acquired Sopris West Educational Services, Inc., a provider of intervention programs in literacy, mathematics, and behavior. In April 2005, Cambium Learning acquired Kurzweil Education Systems, Inc., which develops reading enabling technologies for struggling readers and individuals with visual impairments. In February 2006, Cambium Learning acquired IntelliTools, Inc., a provider of assistive hardware and software technologies for the special education and at-risk market segments in math and literacy.
VLCY’s predecessor company, Bell & Howell Company, was incorporated in Delaware in 1907. On January 31, 2005, VLCY completed the acquisition of Voyager Expanded Learning, Inc., in support of its long-term strategy to grow its educational business for grades K-12. On June 30, 2007, ProQuest Company amended Article I of its certificate of incorporation solely to change the corporate name from ProQuest Company to Voyager Learning Company. The name change and amendment were completed pursuant to a merger of VLCY’s wholly owned subsidiary with and into VLCY.
Overview
Our mission is to deliver solutions that bring all of America’s students to their learning potential. We currently focus on six areas related to Pre-K-12 education: reading programs and resources; math and science programs and resources; professional development programs; intervention solutions; services; and learning technologies. Our intervention solutions address both the behavioral and academic needs of the students we serve. We are a leading provider of results-driven reading and math intervention programs, professional development programs regarding the teaching of reading and math, subscription-based online supplemental reading, online and print based math and science resources and programs, and a core reading program for school districts throughout the United States. We are also a leading company focused on the tools and resources for the greatest at-risk and special education students.
Our products have achieved acceptance across a broad, economically and geographically diverse customer base. Our customer base and sales force cover every state in the United States, from small to large districts. We count some of the nation’s largest districts among our major customers, including Los Angeles, Clark County, Nevada, Houston, New York City, Buffalo, Richmond, Virginia, Cleveland, Milwaukee, and Miami-Dade County. The breadth of this customer base provides us with a national platform from which to launch new products, address new markets, and cross-sell products to existing customers.
Our customers generally purchase our reading, math, intervention or professional development programs along with any necessary implementation services or training for a single school year. For many of our products, in subsequent school years, customers wishing to serve the same number of students generally need to purchase new student materials or renew access to online content, but do not typically repurchase teacher materials. Our Learning A-Z and ExploreLearning businesses’ online subscriptions generally run for a twelve-month period.
Strategy for Growth and Development
Our strategy for growth and development is based upon the following:
We focus our efforts on the Pre-K-12 at-risk and special education markets. We believe that the Pre-K-12 at-risk and special education markets represent approximately 40% of the U.S. student population and that these markets have traditionally been under-served by major providers of educational programs and services. Key federal and state programs address the specific needs of at-risk and special student populations. We believe the intervention category will experience growth as greater funding, resources and education focus are diverted to the at-risk student population.
We offer content-driven products and services designed to provide school districts with tools to improve the performance of at-risk and special student populations. We have developed relationships with authors who are known for their expertise in improving the cognitive and behavioral performance of at-risk and special education students. These authors are engaged by us to develop content and then to refine that content once feedback is obtained from our customers. We also employ both in-house and contracted developers of curriculum and on-line content. Our content is designed to benefit from our assistive technology platforms, which feature student facing practice components, data management, and formative assessment reporting, which enable teachers to build upon core concepts and enable students to scaffold from a limited educational base to more highly developed educational experiences.

We employ a multi-faceted sales strategy to increase market penetration. We employ multiple interrelated sales channels to market and sell our products and services. These channels include selling efforts by our own direct sales force as well as by our authors, supplemented by product training sessions, strategic sales initiatives, direct catalog marketing, special customer events and resellers. Marketing and sales are focused on those schools and school districts having the significant percentages of at-risk and special student populations.
We intend to explore strategic acquisitions. We operate in a highly fragmented market. We believe that this fragmentation is likely to continue to present viable consolidation opportunities. We intend to explore strategic product, service and company acquisitions in the future.
Our growth prospects derive from several other potential sources. We believe that our growth will be driven by a number of factors, including:
•	expanding at-risk and special education populations;
•	prospective increases in federal funding aimed at our primary student constituency, or at-risk students;
•	positive student results achieved in school districts using our programs;
•	growth in services, such as teacher training and professional development; and
•	new programs addressing adjacent markets characterized by different student learning needs.
Funding Sources for Our Solutions
The recent recession, declines in the property tax base, and high unemployment in many states has caused most state and local governments to face large budget deficits, creating constrictions in education funding across the country. As a result of state and local government spending cuts, including reduced spending on education, overall funding for our solutions has been negatively impacted since the 2008 recession. The magnitude and duration of the state and local budget crisis and its impact on education funding can not be forecasted but is at least expected to continue throughout 2010.
United States federal funding in education historically has represented approximately 10% of the money spent on public education in America. However, the federal education programs play a prominent role in our sales as they provide funds to school districts to specifically supplement state and local funding for at-risk students. Federal funding is distributed to school districts in order for them to provide supplemental services and materials targeted to at-risk students which allowed schools to focus on academic intervention for struggling students and on closing the achievement gap between subgroups of students. School districts use these federal funds, in part to purchase our solutions which are largely geared for the at-risk student population. Two such important and historically long lasting funding sources are the Title I and Title III portions of the Elementary and Secondary Education Act (ESEA) for economically disadvantaged children and the Individuals with Disabilities Education Act (IDEA) for students with disabilities eligible for special education. In 2009, the American Recovery and Reinvestment Act (ARRA) provided unprecedented increases in funding to Title I and IDEA. While our sales benefited from ARRA funds, schools have used the majority of these funds to augment declining overall budgets and specifically to retain teaching staff.
While the ARRA funds have provided a much needed economic boost in the face of the state and local budget crisis, the ARRA funds are temporary and are available for use only through the 2010 — 2011 government fiscal year. The Obama Administration with the Congress has used a portion of the ARRA funds to create additional funding opportunities for state education agencies and the 15,000 school districts across our country. These programs include “Race to the Top” and “Investing in Innovation” which allow states and local districts to compete for new funding targeted toward reforms in education, including turning around the county’s lowest performing schools.
On March 13, 2010, the U.S. Department of Education released “A Blueprint for Reform; The Reauthorization of the Elementary and Secondary Education Act.” This Blueprint provides incentives for states to adopt common academic standards that prepare students to succeed in college and the workplace as well as to create data and accountability systems that are capable of measuring student growth. Measuring academic growth in students must also be incorporated into evaluating teacher and principal performance. “Race to the Top” funding will be provided to allow states and local districts to implement the reforms outlined in the Blueprint, as a prelude to ESEA Reauthorization.

Product Overview
Prior to the merger transaction completed on December 8, 2009, we had two reportable segments: Published Products and Learning Technologies. Subsequent to the merger transaction, we operate as three reportable segments with separate management teams and infrastructures that offer various products and services, as follows:
•	Voyager, our comprehensive intervention business;
•	Sopris, our supplemental solutions business; and
•	Cambium Learning Technologies, our technology based education product business.
During 2009, net sales were $52.9 million for Voyager, $25.2 million for Sopris and $22.9 million for Cambium Learning Technologies. We also have shared services such as accounting, information technology, human resources, legal, facilities and corporate management that are not allocated to these segments. Note, however, that while combined revenues for the two pre-merger companies was approximately $200 million in 2009, assuming no merger had occured, we report only $101 million for 2009 because we only include VCLY financial results for the last 23 days of 2009 under business combination accounting.
Voyager
Educating at-risk and special education student populations requires intervention efforts that differ in approach and intensity from traditional instructional materials that largely address on-grade level students. Our comprehensive intervention business is conducted under the Voyager business segment. These products offer a complete suite of comprehensive intervention products, blending content, services and technology to meet student needs. We offer reading programs, math programs and professional development programs under the Voyager business unit.
Voyager Reading Programs. The reading programs in the Voyager business unit consist of: Voyager Passporttm; LANGUAGE!; Passport Reading Journeystm; Read Well; Voyager Universal Literacy System®; Ticket to Read®; TimeWarp® Plus; Voyager Pasaportetm; and We Can!.
Voyager Passport is a comprehensive reading intervention system for grades K-5. Voyager Passport provides direct, systematic instruction in each of the five essential reading components (phonemic awareness, phonics, fluency, vocabulary, and comprehension) and is designed as an intervention program for grade K-5 students for whom a core reading program is not sufficient. The lessons are typically daily and run 30 to 40 minutes in duration. They are based on the latest scientific research regarding effective reading instruction and are carefully designed to effectively and efficiently address each of the strategies and skills necessary to improve the reading ability of struggling readers.
LANGUAGE!, our principal literacy offering, is a complete literacy program that targets students in grades 3-12 achieving at or below the 35th percentile. The program consists of a 36-unit curriculum organized into six levels that cover phonemic awareness and phonics, word recognition and spelling, vocabulary and morphology, grammar and usage, listening and reading comprehension and speaking and writing. LANGUAGE! is designed for special education students, as well as students learning to speak English. The curriculum is a mastery-based curriculum. Students exit as soon as they achieve grade-level proficiency, which will vary depending on the specific needs of the student and where the student enters the program.
Passport Reading Journeys is a targeted intervention program designed to accelerate reading for struggling readers in middle school and high school, grades 6-9. The lesson format integrates reading, comprehension, vocabulary, fluency and writing. Age-appropriate content, real-life journeys on DVDs, online interactive lessons, and captivating text hold student interest and motivate students to read for both information and enjoyment. The program targets the affective domain as much as the cognitive domain as many struggling readers have lost confidence, are not engaged, and are close to dropping out. The program meets all of the instructional recommendations of the Reading Next Report, which is a research report outlining the key elements of effective literacy intervention for middle and high school students, and provides teachers with the tools necessary to help students become successful readers.
Read Well targets at-risk students in grades K-2. The program is a research-based and data-driven reading curriculum that addresses all five components of effective reading instruction — phonemic awareness, phonics, vocabulary, comprehension and fluency.
The Voyager Universal Literacy System is a comprehensive core reading curriculum for grades K-3 that explicitly and systematically teaches the five essential components of reading instruction as outlined by the National Reading Panel in 2000.

Ticket to Read (www.tickettoread.com) is an interactive web-based program offered with Voyager’s Passport and Universal Literacy System programs. Ticket to Read is designed to improve reading by allowing students to practice various aspects of reading skills. Instruction is leveled, self-paced and teacher-monitored. Students are motivated by a leader board, a virtual clubhouse that includes earning online tickets and other rewards, games, and engaging self-selected passages on a variety of topics as they build vocabulary, fluency, phonics and reading comprehension skills. Approximately one-quarter of the use takes place after school hours, including weekends, further enabling students to reinforce what they have learned in the classroom and enabling parents and/or guardians to become more involved in their children’s education.
TimeWarp Plus is a four-to-six week summer reading intervention program which immerses grade K-9 students in reading adventures to build essential reading skills that can prevent summer learning loss and prepare students for the coming year. TimeWarp Plus is a balanced, research-based reading program offered as a two-to-four hour daily reading instruction focused around exciting, adventure-based themes and hands-on learning experiences. Student engagement and maximizing teacher time are key components of the program.
Voyager Pasaporte provides students in grades K-3 with targeted reading intervention in Spanish, using a similar scientifically-based reading research and framework as Voyager Passport. The lessons typically run daily for 30 to 40 minutes in duration. They are based on the latest scientific research regarding effective reading instruction and are carefully designed to effectively and efficiently address each of the strategies and skills necessary to improve the reading ability of struggling Spanish-speaking children who cannot read effectively in any language. Built-in assessment and progress monitoring tools provide teachers with vital information about student learning so they can adjust instruction as needed.
We Can! is a multilingual early childhood program which is designed to develop both social and academic skills. The program offers flexible lesson plans for customized instruction, a classroom management system and learning center choices. We Can! also fits within a variety of Pre-K settings.
Voyager Math Programs. The math programs in the Voyager business unit consist of: Vmath®, Vmath Summer Adventure, TransMath, Algebra Rescue and Voyages.
Vmath is a targeted, systematic intervention system that is aligned with the tenets of the National Council of Teachers of Mathematics and is designed to complement and enhance all major math programs by building upon and reinforcing the concepts, skills, and strategies of a core math program. Through 30 to 40 minutes of daily instruction, Vmath helps struggling students build a foundation in math and learn the skills and concepts crucial to achieving grade-level success. VmathLive is a standalone or complementary online math capability, targeting additional student practice for grades 3-8.
Vmath Summer Adventure targets math students who may need summer intervention to prevent summer learning loss in math as well as in reading. Vmath Summer Adventure combines explicit instruction in essential math concepts and skills and real-life adventures to stimulate student interest and understanding over a shortened summer school program for grades K-8.
TransMath targets students in the 25th percentile and below in grades 5-12. TransMath provides students with in-depth, sequential skill building of foundational math concepts through reform-based and procedural instruction. Multisensory strategies are designed to promote problem-solving proficiency, vocabulary development and mathematical discourse.
Algebra Rescue targets students at risk of failure in algebra and teaches them a variety of core objectives through activities intended to make learning fun. Students may participate in Algebra Rescue in small groups, as a supplement to basal curricula, or as a stand-alone algebra intervention program.
Voyages targets grades K-5 and is a core mathematics program designed by teachers, for teachers. Educators may utilize Voyages as a core program, as an intervention program or as part of a gifted and talented program.
Voyager Professional Development Programs. The professional development programs in the Voyager business unit include VoyagerU®, our professional development program for teachers, coaches and administrators consisting of courses in literacy and math. VoyagerU is a professional development program delivered to teachers, coaches and educators in collaboration with state-wide and school district-wide professional development initiatives. It is designed to improve teacher effectiveness by providing a consistent approach to teaching reading and math. The program blends independent student instruction with facilitator-led training. We offer courses that are comprehensive or targeted for specific skills. Participants may earn college credit and hours toward professional development requirements. VoyagerU is designed to improve teacher instruction and student reading performance.

Sopris
The Sopris business unit is our supplemental education materials business. Supplemental interventions are typically smaller “footprint” offerings as measured either by the cost per student to implement or their more targeted (less comprehensive) skills coverage. These products typically are used to complement core programs by focusing on specific skill deficits and providing intense remediation of those deficits. The Sopris business unit is a collection of many products, titles and resources. Sopris’ primary products are Step Up to Writing; Rewards; Dynamic Indicators of Basic Early Literacy Skills (DIBELS/IDEL); Language Essentials for Teachers of Reading and Spelling (LETRS); The Six Minute Solution; and Algebra Ready.
Step Up to Writing is a strategies-based program that spans grades K-12 and addresses students who score at or below the basic skill level in writing. The program teaches students to write both narrative and expository pieces, actively engage with reading materials and develop study skills. Step Up to Writing is designed to fit alongside a school district’s existing reading program and to be integrated into any standard curriculum or instructional system.
Rewards is a research-based, reading intervention program designed for general and special education, remedial reading, summer school and after-school programs. The program focuses on de-coding, fluency, vocabulary, comprehension, test-taking abilities and content-area reading and writing.
DIBELS/IDEL is a literary screening and progress monitoring tool. Students from grades K-3 take benchmark assessments three times a year in order to measure the critical areas of early reading: awareness, phonics, fluency, comprehension and vocabulary. Students in grades 4-6 are assessed in the areas of fluency and comprehension. For those with reading difficulties, progress monitoring assessments are given to determine the effectiveness of the interventions being used. IDEL offers DIBELS materials for Spanish-speaking students.
LETRS is a stand-alone professional development program for educators. The training program is delivered through a combination of print materials, online courses, software and face-to-face training. LETRS Institutes are grouped into a series of three-day sessions presented by certified national LETRS trainers and engage educators through group activities and hands-on practice.
The Six Minute Solution targets grades K-12 and helps students improve reading fluency. This peer-mentoring and feedback system is designed to complement a reading curriculum.
Algebra Ready teaches students fundamental mathematics and is designed to prepare them for algebra and geometry. Students can utilize Algebra Ready during summer school, extended days, or as a supplement to a core math curriculum.
Growth for Sopris is partially dependent on new product additions. In late 2009, we added DISE (Direct Instruction Spoken English), an intervention program for English learners at grades 4-12. Additionally, we recently announced that we had signed an agreement with a well-known author to publish RAVE-O (Reading through Automaticity, Vocabulary, Engagement, and Orthography), an intensive, multisensory, small group reading intervention for primary through intermediate grades. RAVE-O is expected to be available in summer 2010.
Cambium Learning Technologies
Cambium Learning Technologies leverages technology to help students reach their potential. The technology solutions are offered under four different industry leading brands: Learning A-Z, ExploreLearning, Kurzweil Educational Systems and IntelliTools.
Learning A-Z. Learning A-Z is a group of related websites known as Reading A-Ztm, Raz-Kidstm, Reading-Tutorstm, Vocabulary A-Ztm and Writing A-Ztm, which provide online supplemental reading, writing and vocabulary lessons, books, and other resources for students and teachers. Science A-Z tm, a Learning A-Z website, is aimed at the supplemental science market.
We sell online supplemental reading, math and science products under the Learning A-Z brand. There are three free websites (LearningPagetm, Sites for Teachers and Sites for Parents), which aid in directing interested parents, teachers, schools and districts to six subscription-based sites: Reading A-Z, Raz-Kids, Reading-Tutors, Vocabulary A-Z, Writing A-Z, and Science A-Z. Each of these websites offers products available for purchase through online subscriptions.

Reading A-Z offers thousands of research-based, printable teacher materials to teach guided reading, phonological awareness, phonics, comprehension, fluency, letter recognition and formation, high-frequency words, poetry and vocabulary. The teaching resources include professionally developed downloadable leveled books (27 levels), a systematic phonics program that includes decodable books, high-frequency word books, poetry books, nursery rhymes, vocabulary books, read-aloud books, lesson plans, worksheets, graphic organizers and reading assessments. All leveled books, worksheets, graphic organizers and quizzes are available as printable PDF files and as projectables for use on interactive and non-interactive whiteboards. The leveled books and a variety of other books are available in Spanish and French, as well as a version with UK spellings.
Raz-Kids is a student-centered online collection of interactive leveled books and quizzes designed to guide and motivate emergent and reluctant readers, as well as improve the skills of fluent readers. Students can listen to and read books as well as record their reading and then take an online quiz while receiving immediate feedback. Students earn stars for their reading activity. The stars can then be spent in each student’s personal clubhouse-like environment for purchasing a catalog full of items that include aliens and other fun characters. The program currently consists of over 300 online books along with companion quizzes and worksheets spread over 27 levels of difficulty. The website also features a classroom management system for teachers to build rosters, assign books and review student reading activity.
Reading-Tutors is a low-cost, easy-to-use collection of research-based resource packets for tutors. Each of the 400 packets contains items tutors need to help emerging readers gain key literacy skills in the alphabet, phonological awareness, phonics, high-frequency words, fluency and comprehension. It also has all the resources needed to train tutors as well as set up and administer a successful tutoring program.
Vocabulary A-Z provides customized and pre-made vocabulary lessons for use by teachers to improve student vocabularies. Vocabulary A-Z has thousands of vocabulary words that can be used to generate custom vocabulary lessons and assessments. Word activities and worksheets are available based on the word lists the user generates. The Vocabulary A-Z lesson generator incorporates best practices from current educational research.
Writing A-Z provides teachers with a comprehensive collection of resources to enhance the writing proficiency of students in grades K-6. The site provides core writing lessons grouped by genre, including student packets with leveled materials, mini-lessons that target key writing processes and skills, and writing tools for organizing and improving writing.
Science A-Z provides teachers with an online collection of resources to improve student skills in both science and reading. The website offers a collection of downloadable resources organized into thematic units aligned with state standards. The materials are categorized into four scientific domains: life, earth, physical and process science. The thematic units are organized into three grade-level groupings: K-2, 3-4, and 5-6. The themed packs include lessons, books, high- interest information sheets, career sheets, and process activities. Within each grade span, all books and information sheets are written to a high, medium and low level of difficulty. The website includes many other science resources, including science fair resources and a monthly “Science In the News” feature.
ExploreLearning. ExploreLearningtm is a subscription-based online library of interactive simulations in math and science for grades 3-12. ExploreLearning supplies online simulations in math and science. ExploreLearning has won National Science Foundation funding, supports the tenets of the National Council of Teachers of Mathematics and has received positive mention in books published by the Association of Supervision and Curriculum Development and the National Science Teachers Association. ExploreLearning materials are correlated to state standards and over 120 math and science textbooks. Like Learning A-Z, ExploreLearning is an online subscription-based business.
Kurzweil Educational Systems. Kurzweil Educational Systems is a program that primarily targets students in middle school through higher education struggling with reading and writing, specifically those students with ADHD, dyslexia and visual impairments. Kurzweil Educational Systems produces the following two software products for individuals with learning difficulties and for those who are visually impaired:
•	Kurzweil 3000. Kurzweil 3000 is a reading, writing and learning software package for students with dyslexia, attention deficit disorder or other learning difficulties, including physical impairments or language learning needs.
•	Kurzweil 1000. Kurzweil 1000 provides visually impaired users access to printed and electronic materials. Documents and digital files are converted from text to speech and read aloud in a variety of voices that can be modified to suit individual preferences. In addition, this software provides users with document creation and editing, studying and study skills for note-taking, summarizing and outlining text.

IntelliTools. IntelliTools offers hardware products that target students with physical, visual and cognitive disabilities that make using a standard keyboard and mouse difficult. IntelliTools also offers software products that target elementary and middle school special education students struggling with reading and math. IntelliTools’ products include:
•	IntelliKeys® USB, which is a programmable alternative keyboard with supporting software for students or adults who have difficulty using a standard keyboard.
•	IntelliTools Classroom Suite, which is an authoring and application tool intended to boost achievement on standards-based tests and help meet adequate yearly progress goals under the No Child Left Behind Act.
•	IntelliTools, which offers software products with a simple interface for students to use. The software includes lessons, activities and assessments that reinforce reading, writing and math skills with the capability to generate reports and provide detailed data tracking.
Marketing and Distribution
Curriculum Development
We continually seek to take advantage of new product and technology opportunities and view product development to be essential to maintaining and growing our market position. We have developed relationships with authors who are known for their expertise in improving the cognitive and behavioral performance of at-risk and special education students. Many authors are leaders in their respective fields, such as literacy, mathematics, and positive school climate. These authors are engaged by us to develop content and then to refine that content once feedback is obtained from our customers. We also employ both in-house and contracted developers of curriculum and on-line content. We generally conduct an extensive refresh of our products every three to five years to incorporate the latest research, bring images current, and update factual content. The web-based products are enhanced continuously. Between the product refreshes, we often develop variations, expansions (i.e., more grade levels) and other basic enhancements of our products. As of December 31, 2009, we had 112 employees in curriculum development. Research and development expense was $5.6 million for 2009 and $6.4 million for 2008. In addition, we capitalize certain expenditures also related to curriculum and technology development.
Sales and Marketing
Sales Force Organization
We generally organize our marketing and sales force around our Voyager, Sopris and Cambium Learning Technologies business units. We have separate sales forces by unit and sales producers sell all available products in the unit and are generalist relationship managers. They are supported by product or subject matter experts as well as a corporate marketing team. As of December 31, 2009, our sales force consisted of 91 field and 43 inside sales producers for a total of 134 direct sales producers, excluding sales management and marketing. Where we elect to use both field and inside sales producers in a business unit, we tend to segment the customers primarily based on size of a territory, whereby larger territories are covered by field representatives and smaller territories are covered more effectively by inside sales employees. We also use direct marketing through catalogs and are increasingly making use of e-commerce and the Internet to sell our products. Sales and marketing expense was $23.4 million for 2009 and $24.6 million for 2008.
Competition
The market for our products is highly competitive. We compete with a wide range of companies from large publishers covering a broad array of products to small providers who specialize in very limited areas. We compete with:
•	Basal text book suppliers, which often offer intervention products as part of their core reading programs, including Houghton Mifflin/Harcourt (Riverdeep), Scott Foresman (Pearson), and The McGraw-Hill Companies;
•	Supplemental suppliers, including School Specialty, Haights Cross Communications and The Hampton-Brown Company;
•	Technology suppliers, including Scientific Learning, Educational Resources, Renaissance Learning, and Plato Learning; and
•	Service providers, including Sylvan Learning and Kaplan Early Learning Company.
Concentration Risk
We are not overly dependent upon any one customer or a few customers, the loss of which would have a material adverse effect on our business. We have a broad customer base; in the three years ended December 31, 2009 for both VLCY and the Company, no single customer accounted for more than 10% of our total net sales in any one year. On a combined basis, our top ten customers accounted for less than 17% of our net sales in 2009.

Seasonality
Our quarterly operating results fluctuate due to a number of factors, including the academic school year, funding cycles, the amount and timing of new products and spending patterns. In addition, customers experience cyclical funding issues that can impact revenue patterns. Historically, we have experienced our lowest sales and earnings in the first and fourth fiscal quarters with our highest sales and earnings in the second and third fiscal quarters.
Governmental Regulations
Our operations are governed by laws and regulations relating to equal employment opportunity, workplace safety, information privacy, and worker health, including the Occupational Safety and Health Act and regulations under that Act. Additionally, as a company that often bids on various state, local and federally funded programs, we are subject to various governmental procurement policies and regulations. We believe that we are in compliance in all material respects with applicable laws and regulations and that future compliance will not have a material adverse effect upon our consolidated operations or financial condition.
Employees
Our future success is substantially dependent on the performance of our management team and our ability to attract and retain qualified technical and managerial personnel. As of December 31, 2009, we had a total of 622 employees. None of our employees are represented by collective bargaining agreements. We regard our relationship with our employees to be good.
Executive Officers
Ronald Klausner. Ronald Klausner, age 56, currently serves as a Class III director and our Chief Executive Officer. Mr. Klausner has served as one of our directors since December 8, 2009. Mr. Klausner served as President of Voyager Expanded Learning from October 2005 until December 8, 2009, when he became our Chief Executive Officer. Prior to that, Mr. Klausner served as President of ProQuest Information and Learning Company (a subsidiary of VLCY until it was sold in 2007) from April 2003 to October 2005. Mr. Klausner came to VLCY from D&B (formerly known as Dun & Bradstreet), a global business information and technology solutions provider, where he worked for 27 years. He most recently served as D&B’s Senior Vice President, U.S. Sales, leading a segment with more than $900 million in revenue. Previously, Mr. Klausner led global data and operations, and customer service, providing business-to-business, credit, marketing and purchasing information in over 200 countries.
David F. Cappellucci. David F. Cappellucci, age 53, currently serves as a Class I director and our President. Mr. Cappellucci has served as one of our directors since December 8, 2009. Mr. Cappellucci served as the Chief Executive Officer of Cambium from April 2007 until December 8, 2009 and has 24 years of experience in the education industry. Before co-founding Cambium in December of 2002, Mr. Cappellucci spent 13 years with Houghton Mifflin Company, where he served in a variety of senior management positions, overseeing strategy, mergers and acquisitions, planning and operations at both the corporate level and within a number of business units, including the K-12 School Publishing Group and the Educational and Business Software Divisions. In 2000, Mr. Cappellucci co-founded Classwell Learning Group, an education company formed within the Houghton Mifflin organization. Through 2002, Mr. Cappellucci served as President and Chief Executive Officer of Classwell Learning Group, which was described as the “best new brand in the education market” by a major industry magazine in 2002. From 1992 to 1997, Mr. Cappellucci served as Senior Vice President of Elementary Education for Simon & Schuster. Prior to that, Mr. Cappellucci was Vice President of Finance, Planning and Operations for Houghton Mifflin’s K-12 school and assessment businesses.
Bradley C. Almond. Bradley C. Almond, age 43, currently serves as our Senior Vice President and Chief Financial Officer. Mr. Almond served as Chief Financial Officer of VLCY since January 2009 and continues to serve as our subsidiary’s Chief Financial Officer. Mr. Almond joined VLCY in November 2006 as Chief Financial Officer of the Voyager Expanded Learning operating unit. Before joining VLCY, Mr. Almond was Chief Financial Officer, Treasurer and Vice President of Administration at Zix Corporation, a publicly traded email encryption and e-prescribing service provider located in Dallas, Texas, since 2003. From 1998 to 2003, Mr. Almond worked at Entrust Inc., where he held a variety of management positions, including president of Entrust Japan, general manager of Entrust Asia and Latin America, vice president of finance and vice president of sales and customer operations. Mr. Almond is a licensed Certified Public Accountant.

John Campbell. John Campbell, age 49, currently serves as Senior Vice President and the President of the Cambium Learning Technologies business unit. Mr. Campbell served as Chief Operating Officer of Voyager Expanded Learning from January 2004 until December 8, 2009. Before joining VLCY, Mr. Campbell served as Chief Operating Officer and business unit head of a research based reading company (Breakthrough to Literacy) within McGraw-Hill. Prior to joining Breakthrough/McGraw-Hill, he served as Director of Technology for Tribune Education. Additionally, Mr. Campbell has experience as General Manager of a software start-up (Insight) and as Director of Applications and Technical Support for a hardware manufacturer (Commodore International).
George A. Logue. George A. Logue, age 58, currently serves as Executive Vice President and the President of the Supplemental Solutions business unit. Mr. Logue served as the Executive Vice President of Cambium from June 2003 until December 8, 2009 and has 35 years of education industry experience. Before joining Cambium, Mr. Logue spent 18 years in various leadership roles with Houghton Mifflin Company. At Houghton Mifflin, Mr. Logue served as Executive Vice President of the School Division from 1996 to 2003. Prior to serving as Executive Vice President of Houghton Mifflin, Mr. Logue was Vice President for Sales and Marketing from 1994 to 1996.
Carolyn W. Getridge. Carolyn W. Getridge, age 65, currently serves as our Senior Vice President of Human Resources and Urban Development. She joined VLCY in 1997 as a member of the team that launched the company after a distinguished 30-year career in public education. Immediately prior to joining Voyager, Ms. Getridge was Superintendent of the Oakland Unified School District. Ms. Getridge also served as Associate Superintendent of Curriculum and Instruction in Oakland and as Director of Education Programs for the Alameda (CA) County Office of Education.
Todd W. Buchardt. Todd W. Buchardt, age 50, currently serves as our Senior Vice President, General Counsel and Secretary. Mr. Buchardt served VLCY as Senior Vice President since November 2002, Vice President since March 2000, and General Counsel and Secretary since 1998. Before joining VLCY, Mr. Buchardt held various legal positions with First Data Corporation from 1986 to 1998.
Proprietary Rights
We regard a substantial portion of our technologies and content as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws, and employee or vendor non-disclosure agreements, to protect our rights.
We have developed relationships with authors who are known for their expertise in improving the cognitive and behavioral performance of at-risk and special education students. Many authors are leaders in their respective fields, such as literacy, mathematics, and positive school climate. These authors are engaged by us to develop content and then to refine that content once feedback is obtained from our customers. We act as exclusive agents for these well-known authors, whereby we publish their works under a royalty arrangement. We also derive a substantial amount of our curriculum content through in-house development efforts. To a much lesser degree, we also license from third parties published works, certain technology content or services upon which we rely to deliver certain products and services. Curriculum developed in-house or developed through the use of independent contractors is our proprietary property. Certain curriculum might be augmented or complemented with third party products, which may include printed materials, videos or photographs. This additional third party content may be sourced from various providers who retain the appropriate trademarks and copyrights to the material and agree to our use under a nonexclusive, fee-based arrangement.
We use U.S.-registered trademarks to identify various products which we develop. The trademarks survive as long as they are in use and the registration of these trademarks is renewed.
Website Access to Company Reports
We make available free of charge through our website, www.cambiumlearning.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of our directors, officers and other affiliate persons, and all amendments to those reports as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We also will provide any of the foregoing information without charge upon written request to Cambium Learning Group, Inc., 1800 Valley View Lane, Suite 400, Dallas, Texas 75234-8923, Attention: Investor Relations.
We are providing the address to our website solely for the information of our investors. Our website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Code of Ethics
We have adopted a Senior Financial Officers Code of Ethics and a Code of Business Conduct to promote such standards as (1) honest and ethical conduct; (2) full, fair, accurate, timely and understandable disclosure in our periodic reports; and (3) compliance with applicable governmental rules and regulations. Amendments to, or waivers from, the code of ethics will be posted on our website. A copy of the code of ethics and the code of business conduct are posted on our website, www.cambiumlearning.com, within the “Investor Relations” section under the heading “Corporate Governance”. The code of ethics is also available in print to anyone who requests it by writing to the Company at the following address: Cambium Learning Group, Inc., 1800 Valley View Lane, Suite 400, Dallas, Texas 75234-8923, Attention: Investor Relations.
We have also implemented a whistleblower hotline, as required under the Sarbanes-Oxley Act of 2002, by engaging a third party service that provides anonymous reporting for serious workplace ethical issues via telephone and/or the Internet.
Item 1A. Risk Factors.
This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2009.
Risks Related to our Business
Changes in funding for public schools could cause the demand for our products to decrease.
We derive a significant portion of our revenues from public schools, which are heavily dependent on federal, state and local government funding. In addition, the school appropriations process is often slow, unpredictable and subject to many factors outside of our control. Budget cuts, curtailments, delays, changes in leadership, shifts in priorities or general reductions in funding could reduce or delay our revenues. Funding difficulties experienced by schools, which have been exacerbated by the current economic downturn and state budget deficits, could also cause those institutions to demand price reductions and could slow or reduce purchases of intervention products, which in turn could materially harm our business.
Our business may be adversely affected by changes in educational funding at the federal, state or local level, resulting from changes in legislation, changes in state procurement processes, changes in government leadership, emergence of other funding or legislative priorities and changes in the condition of the local, state or U.S. economy. While state and federal funding for elementary and high school education has steadily increased over the long term, recent reductions in related appropriations and other declines in budgeted revenues in states that have traditionally purchased products and services have caused some school districts to reduce spending on the types of products and services that we sell, and both have been affected by these reductions. Moreover, future reductions in federal funding provided to the states or reductions in the state and local tax bases could create an unfavorable environment, leading to budget shortfalls resulting in decreases in educational funding. Any decreased funding for public schools may harm our recurring and new business materially if our customers are not able to find and obtain alternative sources of funding.
On March 13, 2010, the U.S. Department of Education released “A Blueprint for Reform: The Reauthorization of the Elementary and Secondary Education Act.” The blueprint provides incentives for states to adopt academic standards that prepare students to succeed in college and the workplace and create accountability systems that measure student growth toward meeting the goal that all children graduate and succeed in college. The blueprint builds on the following key priorities: (1) college- and career-ready students; (2) great teachers and leaders in every school; (3) equity and opportunity for all students; (4) raise the bar and reward excellence; and (5) promote innovation and continuous improvement. This blueprint could provide a means for overhauling the No Child Left Behind Act, although we do not yet know how any legislation resulting from this blueprint will affect funding for our products and services.
We receive significant sales from certain states and reductions in public school education spending in those states could cause the demand for our products to decrease.
In 2009, VLCY and Cambium, on a combined basis, derived significant sales from the following three states in the following approximate percentages: California — 10%; Florida — 9%; and Texas — 12%. California and Florida experienced significant budget problems in 2009 as a result of the current economic downturn and have announced that they anticipate reductions in their 2010 spending for education relative to fiscal 2008/2009 levels. To the extent that the economic situation in any of these states causes reductions in public school spending, our sales to these states could be materially reduced which could harm our business and financial condition.

We participate in state adoptions and sales may be materially reduced if we are not able to replace sales in years subsequent to the first year of adoption or if states elect to defer or eliminate adoption purchases.
We participate in state-wide adoptions for education products, as well as intervention products when states issue specific adoption calls for intervention products. The cost of participating in such adoptions is high, with no guarantee of future sales. In addition, sales are traditionally high in the first year of adoption but decline in subsequent years, making it difficult to replace first year sales. After an adoption has occurred, states may elect to allow school districts to use adoption funds for alternative purposes other than the purposes stated in the initial adoption, as has occurred in Florida in 2009. Postponements of district-level adoptions could also limit market potential in other states. We may not be able to recover costs we incur for participating in adoptions and sales may be materially reduced if we are not able to replace sales in years subsequent to adoption years or if states elect to defer or eliminate adoption purchases.
Changes in school procurement policies may adversely affect our business.
School districts choose to procure educational materials in various ways which can change quickly necessitating a change in our sales strategy or sales investments. Districts and states may switch procurement decisions from a centralized (district-wide) to a decentralized (school by school) decision, states may switch from state-wide standard adoptions to flexible district level procurement, and customers could increasingly utilize competitive requests for proposals (RFP) or procurement via the Internet. Any of these changes could cause us to modify our sales strategy or cause us to expend greater sales effort to win business and if we are slow to respond the result could be a material loss of market share.
Our failure to expand our customer base could diminish incremental revenues from certain products.
We sell products that require customers to purchase certain replenishment materials year after year if they chose to continue serving the same number of students. Sales of these consumable items and replacement materials typically involve considerably less revenue than the initial sale. Therefore, our ability to maintain and grow sales and profitability will depend significantly upon the ability to acquire new customers or increase sales to existing customers. Acquiring new customers or expanding student use within existing customers could prove challenging as a result of competition from larger competitors, reductions in state and local funding, customer preferences and any requirement to provide enhancements to product capabilities. We may also be adversely affected by existing customers who reduce or discontinue use of our products and services, which may occur if our product offering is less competitive with those of our competitors, or as a result of budgetary constraints which have become increasingly acute in the current economic downturn. If we are not successful in continuing to acquire additional customers or expanding business from our existing customers, our earnings may be adversely affected.
Our sales growth and profitability will depend, in part, on our ability to attract and retain productive resellers.
Historically, we have used resellers as a sales channel for certain products. Entities that resell our products may discontinue selling the products or choose to substitute a competing product, or they may not dedicate sufficient attention and resources to our products that they are selling. Should any of our current or future resellers perform below our expectations, or should we lose one or more relationships with one of our current resellers, or fail to establish relationships with additional or replacement resellers, our sales and profitability could be adversely affected.
We may be unable to integrate successfully the businesses of Cambium and VLCY and realize the anticipated benefits of the mergers.
The mergers of Cambium and VLCY involved the combination of two companies which, prior to the mergers, operated as independent companies. We have devoted and will continue to be required to devote significant management attention and resources to integrating the businesses practices and operations of the two previously separate companies. Potential difficulties we may encounter in the integration process include, without limitation, the following:
•	the inability to successfully combine the businesses of Cambium and VLCY in a manner that permits us to achieve the cost savings and revenue synergies anticipated to result from the mergers, which would result in the anticipated benefits of the mergers not being realized partly or wholly in the time frame currently anticipated or at all;
•	lost sales and customers as a result of certain customers of either of the two companies deciding not to do business with us, including the risks associated with changing the customer relationship from one sales representative to another sales representative;

•	complexities associated with managing the combined businesses; and
•	integrating personnel from the two companies while maintaining focus on providing consistent, high-quality products and customer service.
In addition, it is possible that the integration process could result in the diversion of management’s attention, the disruption or interruption of, or the loss of momentum in, ongoing business of the combined company or inconsistencies in products, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers and employees, or our ability to achieve the anticipated benefits of the mergers, or could reduce the earnings or otherwise adversely affect our business and financial results. The integration process may be difficult, unpredictable and subject to substantial delay because the businesses are complex, were developed independently and were designed without regard to such integration. Moreover, prior to the mergers, the businesses were headquartered in different geographical regions, which may further complicate integration efforts and make integration of the two companies more challenging. In some instances, Cambium and VLCY historically served the same customers, and some of these customers may decide that it is desirable to seek out additional or different vendors in order to ensure that we are competitive with other companies. If we cannot successfully integrate these businesses and continue to provide customers with products, services and new features on a timely basis, we may lose customers and our business and results of operations may be harmed materially. We also may incur additional unanticipated costs in the integration of the businesses of Cambium and VLCY.
Our sales and profitability will depend on our ability to continue to develop new products and services that appeal to customers and end users and respond to changing customer preferences.
We operate in markets that are characterized by continuous and rapid change, including product introductions and enhancements, changes in customer demands and evolving industry standards. In a period of rapid change, the technological and curriculum life cycles of our products are difficult to estimate. The demand for some of our more “mature” products and services has begun to migrate to other, newer products and services. As a result, we will need to continuously reassess our product and service offerings. We could make investments in new products and services that may not be profitable, or whose profitability may be significantly lower than what we have experienced historically. If we are unable to anticipate trends and develop new products or services responding to changing customer preferences, our revenues and profitability could be adversely affected. Our business could be harmed if we are unable to develop new products and invest in existing products in an appropriate balance to keep our company competitive in the marketplace.
Our business is anticipated to be seasonal and our operating results are anticipated to fluctuate seasonally.
Our business is likely to be subject to seasonal fluctuations. Historically, revenue and income from operations have been higher during the second and third calendar quarters. In addition, the quarterly results of operations have fluctuated in the past, and our quarterly results of operations can be expected to continue to fluctuate in the future, as a result of many factors, including:
•	general economic trends;
•	state and local budgets for education;
•	the traditional cyclical nature of educational material sales;
•	school, library and consumer purchasing decisions;
•	unpredictable funding of schools and libraries by federal, state and local governments;
•	consumer preferences and spending trends;
•	the need to increase inventories in advance of the primary selling season; and
•	the timing of introductions of new products and services.

If we are unable to compete effectively, we may be unable to successfully attract and retain customers and our profitability could be materially harmed.
The market for our products and services is highly competitive and is characterized by frequent product developments and enhancements of existing products. We cannot assure you that products or services introduced by others will not adversely affect our business.
Many companies, both privately and publicly owned, develop products and services similar to our products. These competitors include basal text book suppliers, which often offer intervention products as part of their core reading programs, supplemental suppliers, technology suppliers and service providers. Several of our competitors have substantially greater financial, research and development, manufacturing and marketing resources than us as well as greater name recognition and larger customer bases. Accordingly, our competitors may be able to respond more quickly to new technologies and changes in customer requirements, have more favorable access to suppliers and devote greater resources to the development and sale of their products and services. These competitors may be successful in developing products and services that are more effective or less costly than any products or services that we may provide currently or may develop in the future. Any incursions by competitors could materially and adversely affect our ability to attract and retain customers and thus may materially harm our business.
Our intellectual property protection may be inadequate, which may allow others to use our technologies and thereby reduce our ability to compete.
The technology underlying our services and products may be vulnerable to attack by our competitors. We rely on a combination of trademark, copyright and trade secret laws, employee and third party nondisclosure agreements and other contracts to establish and protect our technology and other intellectual property rights. The steps that we have taken in order to protect our proprietary technology may not be adequate to prevent misappropriation of our technology or to prevent third parties from developing similar technology independently.
Technology content licensed from third parties may not continue to be available.
We license from third parties technology content upon which we rely to deliver products and services to customers. This technology may not continue to be available to us on commercially reasonable terms or at all. Moreover, we may face claims from persons who claim that our licensed technologies infringe upon or violate those persons’ proprietary rights. These types of claims, regardless of the outcome, may be costly to defend and may divert management’s efforts and resources.
Our products could infringe on the intellectual property of others, which may cause us to engage in costly litigation and to pay substantial damages or restrict or prohibit us from selling our products.
Third parties may assert infringement or other intellectual property claims against us based on their intellectual property rights. If any of these claims are successful, we may be required to pay substantial damages, possibly including treble damages, for past infringement. We also may be prohibited from selling our products or providing certain content without first obtaining a license from the third party, which, if available at all, may require us to pay additional fees or royalties to the third party. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, is often expensive and may divert management attention away from other business concerns.
Our success will depend in part on our ability to attract and retain key personnel.
Our success depends in part on our ability to attract and retain highly qualified executives and management, as well as creative and technical personnel. Members of our senior management team have substantial industry experience that is critical to the execution of our business plan. If they or other key employees were to leave the Company, and we were unable to find qualified and affordable replacements for these individuals, our business could be harmed materially.
Our customer contracts are not likely to insulate us from potential reductions in revenues.
We provide products and services to several governmental agencies, school districts and educational facilities under contractual arrangements that, in most cases, are terminable at-will. We may have no recourse in the event of a customer’s cancellation of a contract that is terminable at-will. In addition, contracts awarded pursuant to a procurement process are subject to challenge by competitors and other parties during and after that process. The termination or successful challenge of significant contracts could materially and adversely affect our business, financial condition, results of operations and liquidity.

Increases in operating costs and expenses, many of which are beyond our control, could materially and adversely affect our operating performance.
We must control our employee compensation expenses and our printing, paper and distribution (such as postage, shipping and fuel) costs in order to be profitable. Our ability to control compensation expenses is limited by our need to offer our employees competitive salaries and benefit packages in order to attract and retain the quality of employees required to grow and expand our business. Our ability to control compensation expenses is also limited by general economic factors, including those affecting costs of health insurance, as well as by trends specific to the employee skills that we require.
Paper prices fluctuate based on worldwide demand and supply for paper, in general, as well as for the specific types of paper we use. If there is a significant disruption in the supply of paper or a significant increase in paper costs, which would generally be beyond our control, or if our strategies to manage these costs are ineffective, our results of operations could be materially and adversely affected.
Acquisitions, if completed, could adversely affect our operations.
We may seek potential acquisitions of products, technologies and businesses in the education industry that could complement or expand our current product and service offerings and businesses. In the event that we identify appropriate acquisition candidates, we may not be able to successfully negotiate, finance or integrate the acquired products, technologies or businesses. Furthermore, such an acquisition could cause a diversion of management’s time and resources. Any particular acquisition, if completed, may materially and adversely affect our business, results of operations, financial condition or liquidity.
The failure to manage growth properly could have a material adverse effect upon our business, results of operations, financial condition or liquidity.
The educational products industry is a fragmented industry. If this industry becomes more concentrated over time, it will be important for us to grow and to manage our growth effectively. Our ability to manage our growth, if any, will require us to expand our management team and assure that our systems and controls are designed to support this growth. Any measurable growth in business will result in additional demands on customer support, sales, marketing, administrative and technical resources, and upon our related systems and controls. We may not be able to successfully address these additional demands, and our operating and financial control systems may not be adequate to support our future operations and anticipated growth.
We use the Internet extensively, and federal or state governments may adopt laws or regulations that could expose us to substantial liability and/or taxation in connection with these activities.
As a result of increasing usage of the Internet, federal and state governments may adopt laws or regulations regarding commercial online services, the Internet, user privacy, intellectual property rights, content and taxation of online communications. Laws and regulations directly applicable to online commerce or Internet communications are becoming more prevalent and could expose us to substantial liability. Furthermore, various proposals at the federal, state and local levels could impose additional taxes on Internet sales. These laws, regulations and proposals could decrease Internet commerce and other Internet uses and adversely affect the success of our online products and business.
We could experience system failures, software errors or capacity constraints, any of which would cause interruptions in the delivery of electronic content to customers and ultimately may cause us to lose customers.
Any significant delays, disruptions or failures in the systems, or errors in the software, that we use for the technology-based component of our products, as well as for internal operations, could harm our business materially. We have occasionally suffered computer and telecommunication outages or related problems in the past. The growth of our customer base, as well as the number of websites we provide, could strain our systems in the future and will likely magnify the consequences of any computer and telecommunications problems that we may experience.
Many of the systems that we use to deliver our services to customers are located in multiple facilities across several states. However, destruction or disruption at a single site can cause a system-wide failure. Although we maintain property insurance on these premises, claims for any system failure could exceed our coverage. In addition, our products could be affected by failures associated with third party hosting providers or by failures of third party technology used in our products, and we may have no control over remedying these failures.
Any failures or problems with our systems or software could force us to incur significant costs to remedy the failure or problem, decrease customer demand for our products, tarnish our reputation and harm our business materially.

Our systems face security risks and we need to ensure the privacy of our customers.
Our systems and websites may be vulnerable to unauthorized access by hackers, computer viruses and other disruptive problems. Any security breaches or problems could lead to misappropriation of our customers’ information, our websites, our intellectual property and other rights, as well as disruption in the use of our systems and websites. Any security breach related to our websites could tarnish our reputation and expose us to damages and litigation. We also may incur significant costs to maintain our security precautions or to correct problems caused by security breaches. Furthermore, to maintain these security measures, we may be required to monitor our customers’ access to our websites, which may cause disruption to customers’ use of our systems and websites. These disruptions and interruptions could harm our business materially.
We have a single distribution center and could experience significant disruption of business and ultimately lose customers in the event it was damaged or destroyed.
In the first quarter of 2010, we completed the integration of VLCY’s Dallas, Texas distribution facility into Cambium’s distribution facility in Frederick, Colorado. As a result, we store and distribute the majority of our printed materials through this single warehouse in Frederick, Colorado. In the event that this distribution facility was damaged or destroyed, we would be delayed in responding to customer requests. Customers often purchase materials very close to the school year and such delivery delays could cause our customers to turn to competitors for products they need immediately. While we maintain adequate property insurance, the loss of customers could have a long-term, detrimental impact on our reputation and business.
The complexity of our distribution operations may subject us to technological risk.
Our distribution center is highly automated, which means that their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions and other system failures. Risks associated with upgrading or expanding the warehouse may significantly disrupt or increase the cost of operating this center.
Our business may not grow as anticipated if we are not able to maintain and enhance our brands.
We believe that maintaining and enhancing our brands is important to attracting and retaining customers. Our success in growing brand awareness will depend in part on our ability to continually provide high quality programs and solutions that enhance the learning process. Competitors may offer goods and services similar to those offered by us, which may diminish the value of our brand. In addition, some of our brand names are new, or have changed or may be changed, and we may not successfully maintain and grow the brand equity.
Failure to efficiently manage our direct marketing initiatives could negatively affect our business.
We use various direct marketing strategies to market our products, including direct mailings, catalogs, online marketing and telemarketing. In each case, we rely on our customer list, which is a database containing information about our current and prospective customers. We use this database to develop and implement our direct marketing campaigns. Managing the frequency of our direct marketing campaigns and delivering appropriately tailored products in these campaigns is crucial to maintaining and increasing our customer base and achieving adequate results from our direct marketing efforts. We also face the risk of unauthorized access to our customer database or the corruption of our database as a result of technology failure or otherwise. Enhancing and refreshing the database, maintaining the ability to use the information available from the database, and properly using the available information is vital to the success of our business, and our failure to do so could lead to decreased sales and could materially and adversely affect our results of operations, financial condition and liquidity.
Both Cambium and VLCY have been subjected to material accounting irregularities in recent years, which could result in enhanced regulatory scrutiny in the future and could undermine the confidence that some investors may have in the integrity of our financial statements.
During 2008, Cambium discovered certain irregularities relating to the control and use of cash and certain other general ledger items which revealed a substantial misappropriation of assets spanning fiscal 2004 through fiscal 2008. These irregularities were perpetrated by a former employee, resulting in embezzlement losses, before the effect of income taxes, amounting to $14.0 million. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” In early 2006, VLCY (then known as ProQuest Company) announced that it had identified potential material irregularities in its accounting that were to be investigated by VLCY’s audit committee, with the assistance of outside experts. In July 2006, VLCY announced that its audit committee had completed its investigation and issued a statement that detailed the key findings, including that the evidence indicated that a single individual was responsible for the misstatements. After completion of that investigation, VLCY restated certain of its previously filed financial statements. The fact that both Cambium and VLCY have experienced material accounting irregularities within the past six years could result in enhanced regulatory scrutiny and could impair the confidence of investors, financing sources, research analysts and potential acquirers in the integrity of our financial statements.

Risks Related to Ownership of our Common Stock
An active, liquid trading market for our common stock may not develop.
Prior to the listing of our common stock on the NASDAQ Global Market in December 2009, there has been no public market for our securities in the United States or elsewhere. Accordingly, we cannot assure you that an active trading market will develop or be sustained or that the market price of our common stock will not decline. The price at which our common stock has traded has been highly volatile. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:
•	actual or anticipated fluctuations in our annual and quarterly results of operations;

•	changes in securities analysts’ expectations;

•	variations in our operating results, which could cause us to fail to meet analysts’ or investors’ expectations;

•	announcements by state governments regarding spending on educational programs;

•	announcements by our competitors or us of significant new products, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	conditions and trends in our industry;

•	general market, economic, industry and political conditions;

•	changes in market values of comparable companies;

•	additions or departures of key personnel;

•	stock market price and volume fluctuations attributable to inconsistent trading volume levels; and

•	future sales of equity or debt securities, including sales which dilute existing investors.
We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.
We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain future earnings, if any, for future operation, debt reduction and expansion. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, restrictions imposed by applicable law, business and investment strategy, contractual limitations and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future indebtedness we or our subsidiaries incur, including the Cambium Learning senior secured credit agreement and the Cambium Learning senior unsecured credit agreement. As a result, our stockholders may not receive any return on an investment in our common stock unless they sell our common stock for a price greater than that which they paid for it. Moreover, investors may not be able to resell their shares of the Company at or above the price they paid for them.

Our majority stockholder has a contractual right to increase its percentage of ownership in our company which, if exercised, would dilute the ownership percentage of all other stockholders and could reduce the price of our common stock.
Our majority stockholder, VSS-Cambium Holdings III, LLC, the holding company through which VSS owns its interest in the company, and funds managed or controlled by VSS, have the right to increase their percentage ownership of our company at a discount from market price. Under a stockholders agreement entered into in connection with the mergers, at any time and from time to time at or prior to December 8, 2011, VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS have the right to purchase from us, in cash, at a 10% discount from market price, up to the lesser of 7,500,000 shares of our common stock or shares of our common stock with an aggregate purchase price of $20 million. VSS-Cambium Holdings III, LLC also holds a warrant which was exercisable for up to 526,834 shares of our common stock at December 31, 2009 and may become exercisable for more shares in the future. If VSS-Cambium Holdings III, LLC decides to exercise its right to purchase shares of our common stock under the stockholders agreement or exercises its warrant, it could result in a reduction to the price of our common stock.
The existence of a majority stockholder may adversely affect the market price of our common stock and could delay, hinder or prevent a change in corporate control or result in the entrenchment of management and the board of directors, and our majority stockholder has a contractual right to maintain its percentage ownership in our company.
VSS-Cambium Holdings III, LLC, owns a majority of our outstanding common stock. Accordingly, VSS-Cambium Holdings III, LLC will likely have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all our assets. In addition, VSS-Cambium Holdings III, LLC will likely have the ability to control our management, affairs and operations. Accordingly, this concentration of ownership may harm the market price of our common stock by delaying, deferring or preventing a change in control or impeding a merger, consolidation, takeover or other business combination.
The ownership of a large block of stock by a single stockholder may reduce our market liquidity. Should VSS-Cambium Holdings III, LLC determine to sell any of its position in the future, sales of substantial amounts of our common stock on the market, or even the possibility of these sales, may adversely affect the market price of our common stock. These sales, or even the possibility of these sales, also may make it more difficult for us to raise capital through the issuance of equity securities at a time and at a price it deems appropriate.
Moreover, VSS-Cambium Holdings III, LLC has a contractual right to maintain its percentage ownership in our company. Specifically, under the terms of a stockholders agreement entered into in connection with the mergers, if we were to engage in a new issuance of our securities, VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS would have preemptive rights to purchase an amount of our securities that would enable them to maintain their same collective percentage of ownership in our company following the new issuance. VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS would have these preemptive rights for so long as those entities collectively beneficially own, in the aggregate, at least 25% of the outstanding shares of our common stock. Thus, while other holders of our securities would risk suffering a reduction in percentage ownership in connection with a new issuance of securities by us, VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS would, through this preemptive right, have the opportunity to avoid a reduction in percentage ownership.
We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, qualify for, and rely on, exemptions from various corporate governance standards, which limits the presence of independent directors on our board of directors and board committees.
Due to the fact that VSS-Cambium Holdings III, LLC owns a majority of our outstanding common stock, we are deemed a “controlled company” for purposes of NASDAQ Rule 5615(c)(2). Under this rule, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and is exempt from certain NASDAQ corporate governance requirements, including requirements that a majority of the board of directors consist of independent directors, that compensation of officers be determined or recommended to the board of directors by a majority of independent directors or by a compensation committee that is composed entirely of independent directors and that director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating committee composed solely of independent directors. We intend to rely upon these exemptions. Accordingly, our stockholders may not have the same protections afforded to stockholders of other companies that are required to comply fully with the NASDAQ rules.

Since the “controlled company” exemption does not extend to the composition of audit committees, we are required to have an audit committee that consists of at least three directors, each of whom must be “independent” based on independence criteria set forth in Rule 10A-3 of the Securities Exchange Act of 1934 (the “Exchange Act”). Our board of directors has adopted an audit committee charter which will govern our audit committee. These three directors must also satisfy the requirements set forth in NASDAQ Rule 5605(a) and (c). The audit committee is currently composed entirely of independent directors.
Cambium Learning has a significant amount of senior secured and senior unsecured debt and will have the obligation to make principal and interest payments on that debt, and to comply with restrictions contained in credit agreements with our senior secured and senior unsecured lenders.
Cambium Learning has an aggregate of $156.8 million of outstanding senior secured and senior unsecured debt as of December 31, 2009, consisting of $97.2 million under senior secured term loans, $54.6 million under senior unsecured notes, and $5.0 million drawn under a revolving credit facility. The amount of leverage could have important consequences for holders of our securities, including:
•	a substantial portion of the cash provided from operations will be committed to the payment of our debt service and will not be available for other purposes;
•	our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited; and
•	the level of indebtedness of our combined company may limit our flexibility in reacting to changes in our business environment.
Our senior secured and senior unsecured term loan facilities mature on April 11, 2013 and April 11, 2014, respectively, and must be either repaid, refinanced or extended on those respective dates. We may not be able to extend the debt at that time (or prior thereto in the case of acceleration) and equity or debt financing may not be available to replace some or all of the maturing debt on acceptable terms, if at all.
The failure of the original Cambium Learning investors to own at least 35% of our common stock or the sale by the VSS funds of more than 15% of their common stock would constitute an event of default under the Cambium Learning credit agreements, entitling the lenders to accelerate the repayment of all outstanding indebtedness.
Cambium Learning’s senior secured and senior unsecured credit agreements contain various restrictions on changes in the direct or indirect ownership or control of Cambium Learning. These restrictions are embodied in the credit agreements’ “Change in Control” definition and under their “Events of Default” provisions. In addition to customary ownership and control changes, a “Change in Control” would occur if at least 35% of our common stock were not owned by at least one of the original investors in Cambium Learning or if the VSS funds sold more than 15% of our common stock owned by them (through VSS-Cambium Holdings III, LLC). As of December 31, 2009, the original Cambium Learning investors, through VSS-Cambium Holdings III, LLC, own approximately 55% of our common stock. Future issuances of common or other capital stock by us could dilute the original Cambium Learning investors’ ownership percentage below the requisite 35% amount.
However, the investment funds controlled by VSS, which are among the original Cambium Learning investors, have the contractual right (but not the obligation) to subscribe for additional shares of our common stock in order to maintain their ownership level and thereby prevent unwanted dilution. This contractual right requires these investment funds to pay consideration to acquire any such additional shares. We cannot assure you that these funds will at any time elect to exercise their subscription right or will have the funds to do so.
The occurrence of a “Change in Control” would constitute an “Event of Default” under the credit agreements. Either the administrative agent or a majority of the lenders have the right, upon the occurrence of an “Event of Default,” to terminate all commitments to make revolving loans, and to accelerate all outstanding revolving and term loans by declaring them immediately due and payable. Neither we nor Cambium Learning is expected to have sufficient cash on hand to repay these loans in full upon such an acceleration.
We may seek to raise additional funds, finance additional acquisitions or develop strategic relationships by issuing additional securities, including capital stock.
In the future, we may seek to raise additional funds, finance additional acquisitions or develop or engage in strategic relationships by issuing equity or debt securities. The issuance of equity securities, including debt securities that are convertible into equity, would reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued equity securities could have rights, preferences and privileges senior to those of the holders of our common stock. The issuance of new debt securities could also subject us to covenants which constrain our ability to grow or otherwise take steps that may be favored by our holders of common stock.
Under the terms of a stockholders agreement that we entered into on December 8, 2009 in compliance with the mergers, so long as our sole stockholder and funds controlled by VSS beneficially own in the aggregate at least 25% of the outstanding shares of our common stock, they will have preemptive rights which generally give them the opportunity to purchase an amount of our securities in a new issuance of securities by us that would enable them to maintain their same collective percentage ownership in us following the new issuance. Thus, while other stockholders risk suffering a reduction in percentage ownership in connection with an issuance of securities by us, VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS will have the opportunity to avoid a reduction in percentage ownership. In addition, under the stockholders agreement, until December 8, 2011, VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS will have the right to purchase from us, in cash, at a 10% discount from market price, up to the lesser of 7,500,000 shares of our common stock or shares of our common stock with a discounted purchase price of $20 million. Any purchases of stock at a discount from the market price may dilute the ownership percentage and equity ownership of all other stockholders.
Provisions of our organizational documents and Delaware law may delay or deter a change of control.
Our organizational documents contain provisions that may have the effect of discouraging, delaying or preventing a change of control of, or unsolicited acquisition proposals for, our company. These include provisions that:
•	vest our board of directors with the sole power to set the number of directors of our company;

•	provide that our board of directors will be elected on a staggered term basis, so that generally only one-third of the board will be elected at each annual meeting of stockholders;
•	limit the persons that may call special meetings of stockholders;
•	establish advance notice requirements for stockholder proposals and director nominations; and
•	limit stockholder action by written consent.
Also, our board of directors has the authority to issue shares of preferred stock in one or more series and to fix the rights and preferences of these shares, all without stockholder approval. Any series of preferred stock is likely to be senior to our common stock with respect to dividends, liquidation rights and, possibly, voting rights. The ability of our board of directors to issue preferred stock also could have the effect of discouraging unsolicited acquisition proposals, thus adversely affecting the market price of our common stock.
In addition, Delaware corporate law makes it difficult for stockholders that recently have acquired a large interest in a corporation to cause the merger or acquisition of the corporation against the directors’ wishes. Under Section 203 of the Delaware General Corporate Law (the “DGCL”), a Delaware corporation such as the Company may not engage in any merger or other business combination with an interested stockholder or such stockholder’s affiliates or associates for a period of three years following the date that such stockholder became an interested stockholder, except in limited circumstances, including by approval of the corporation’s board of directors.
If we are unable to favorably assess the effectiveness of our internal control over financial reporting, or if our auditors are unable to provide an unqualified attestation report on our internal control over financial reporting, the stock price of our common stock could be adversely affected.
Pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, our management will be required to certify to and report on, and our auditors will be required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex, and require significant documentation, testing and possible remediation. Our management was not required to perform an assessment of internal control over financial reporting for the fiscal year ended December 31, 2009. Our management expects to complete an assessment and certification on, and for our auditors to attest to, the effectiveness of internal control over financial reporting beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2010.
Compliance with regulatory requirements relating to internal controls is expensive and may cause us to focus a significant amount of management time and other internal resources on these matters. We also may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, in connection with the attestation process by our auditors, we may encounter problems or delays in completing the implementation of any identified improvements or receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our auditors are unable to provide an unqualified attestation report on internal control over financial reporting, investor confidence and the market price of our common stock could be adversely affected.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal corporate office is located in Dallas, Texas. We lease office and warehouse facilities in Dallas, Texas, Charlottesville, Virginia, Tucson, Arizona, Frederick, Colorado, Natick, Massachusetts and Ann Arbor, Michigan. Some leases contain renewal and escalation clauses for a proportionate share of operating expenses. The Frederick, Colorado warehouse is under a build-to-suit lease and so is included in our property, computers and equipment but is not considered owned for purposes of the table below.
The following table provides summary information in square feet with respect to these facilities as of December 31, 2009, excluding the 95,873 square foot warehouse facility in Dallas, Texas, which was integrated into the Frederick, Colorado warehouse in the first quarter of 2010.

Total
(sq ft)

Owned	—
Leased	350,897

Total	350,897

We believe the buildings and equipment used in our continuing operations generally to be in good condition and adequate for our current needs and that additional space will be available as needed.
Item 3. Legal Proceedings.
We are not presently engaged in any pending legal proceeding material to our financial condition, results of operations or liquidity.
Item 4. (Removed and Reserved).
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information: Our common stock is traded on the NASDAQ Global Market under the symbol “ABCD.” Below are the high and low sale prices for each quarter since our common stock commenced publicly trading on December 9, 2009.

	2009		2008
Fiscal Quarter	High	Low	High	Low

First	N/A	N/A	N/A	N/A
Second	N/A	N/A	N/A	N/A
Third	N/A	N/A	N/A	N/A
Fourth (Since December 9, 2009)	$14.80	$3.62	N/A	N/A
Record Holders: As of December 31, 2009, there were 104 holders of record of our common stock. The holders of record at year-end 2009 do not include any previous VLCY stockholders who have not yet returned their letters of transmittal to exchange their VLCY shares for our shares of common stock in connection with the mergers.
Purchases Of Equity Securities: We made no repurchases of our equity securities in the fiscal year ended December 31, 2009.
Dividends: We have not declared or paid any cash dividends to our stockholders. Any future determination to pay dividends, if any, will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans: We have securities authorized for issuance under the Cambium Learning Group, Inc. 2009 Equity Incentive Plan (“Incentive Plan”). In connection with the then pending merger with VLCY, on July 31, 2009, the Company’s board of directors and sole stockholder approved the Incentive Plan. The general purposes of the Incentive Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives to employees, directors and consultants, and to promote the success of the Company.
Securities authorized for issuance under equity compensation plans at December 31, 2009 are as follows:

Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance
(in thousands, except per share amounts)	outstanding options	outstanding options	under equity
Plan Category	and rights	and rights	incentive plan (a)

Equity compensation plans approved by security holders	2,256	$6.03	2,744

Equity compensation plans not approved by security holders	—	—	—

Total	2,256	$6.03	2,744

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights”.
Recent Sales of Unregistered Securities: The following is a description of the Company’s securities that were issued or sold by the Company during the period covered by this report and which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):
As described elsewhere in this Annual Report on Form 10-K, on December 8, 2009, the Company completed its acquisition of each of Cambium and VLCY pursuant to the terms of the merger agreement entered into in connection with the transaction. With respect to the acquisition of Cambium, under the terms of the merger agreement, the Company acquired all of the common stock of Cambium through the merger of a wholly owned subsidiary of the Company with and into Cambium, with Cambium continuing as the surviving corporation (the “Cambium Merger”). As a result of the effectiveness of the Cambium Merger, Cambium became a wholly owned subsidiary of the Company.
Under the merger agreement, as consideration for the Cambium Merger, the shares of Cambium’s common stock held by VSS-Cambium Holdings III, LLC, the sole stockholder of Cambium immediately prior to the Cambium Merger (the “Cambium Stockholder”), were converted into the right to receive 20,491,870 shares of the Company’s common stock. In addition, as part of the Cambium Merger consideration, the Cambium Stockholder received a warrant (the “Warrant”) to purchase a number of shares of the Company’s common stock determined by a formula set forth in the merger agreement, which Warrant is currently exercisable for a total of 526,834 shares. Immediately prior to the effective time of the mergers, the Company also issued the Cambium Stockholder an additional 3,846,154 shares of Company common stock in exchange for a $25 million contribution the Cambium Stockholder made to the Company.
All of the above-described issuances and sales of securities of the Company (including both of common stock of the Company and of the Warrant) to the Cambium Stockholder were exempt from registration under Section 4(2) of the Securities Act.
Stock Performance Graph: No performance graph has been included in this report since our common stock began publicly trading on December 9, 2009, and therefore only was publicly traded for the 23-day period from December 9, 2009 through December 31, 2009 during our last fiscal year.
Item 6. Selected Financial Data.
The tables below present summary selected historical consolidated financial data derived from our consolidated financial statements prepared in accordance with GAAP. You should read the information set forth below in conjunction with our consolidated financial statements and related notes, management’s discussion and analysis of financial condition and results of operations and other financial information presented elsewhere herein.
The summary selected historical consolidated financial data for the year ended December 31, 2006, the period from January 1, 2007 through April 11, 2007 (the “2007 predecessor period”), the period from January 29, 2007 through December 31, 2007 (the “2007 successor period”), the year ended December 31, 2008 and the year ended December 31, 2009 have been derived from our audited consolidated financial statements. The summary selected historical consolidated financial data for the year ended December 31, 2005 have been derived from our unaudited consolidated financial statements prepared on a basis consistent with the accounting policies used for our audited financial statements.
On December 8, 2009, we completed the mergers of VLCY and Cambium into two of our wholly-owned subsidiaries resulting in VLCY and Cambium becoming our wholly-owned subsidiaries. Following the completion of the mergers, all of the outstanding capital stock of VLCY’s operating subsidiaries, Voyager Expanded Learning, Inc. and LAZEL, Inc. were transferred to Cambium Learning. The transaction was accounted for as an “acquisition” of VLCY by Cambium, as that term is used under U.S. GAAP, for accounting and financial reporting purposes under the applicable accounting guidance for business combinations. As a result, the historical financial statements of Cambium have become the historical financial statements of the Company and the results of VLCY are included from the merger date.

			Successor
			Period from	Predecessor
			January 29,	Period from
			2007	January 1,
			(Inception)	2007	Predecessor	Predecessor
	Year Ended	Year Ended	through	through	Year Ended	Year Ended
	December 31,	December 31,	December 31,	April 11,	December 31,	December 31,
(in thousands, except per share data)	2009	2008	2007(1)	2007	2006	2005

Statement of Operations Data:
Product sales	$90,385	$89,207	$71,266	$15,238	$92,882	$75,430
Service revenues	10,663	10,524	9,581	3,176	13,542	9,726

Net sales	101,048	99,731	80,847	18,414	106,424	85,156

Total operating expenses, excluding in-process research and development, impairment, and embezzlement	(115,108)	(104,648)	(81,305)	(32,179)	(97,955)	(81,017)
Acquired in-process research and development	—	—	(890)	—	—	(500)
Goodwill and other intangible asset impairment(3)	(9,105)	(75,966)	—	—	—	(4,132)
Embezzlement and related expense(2)	(129)	(7,254)	(5,732)	(1,000)	(3,261)	(290)
(Loss) income before interest, other income (expense), and income taxes	(23,294)	(88,137)	(7,080)	(14,765)	5,208	(783)
Gain from settlement with previous stockholders(4)	—	30,202	—	—	—	—
Net (loss) income	(35,765)	(69,560)	(13,931)	(11,812)	440	(1,212)

Net (loss) income per common share	$(1.63)	$(3.39)	$(0.68)	$(4.34)	$0.16	$(0.45)

	As of:
				Predecessor	Predecessor
	December 31,	December 31,	December 31,	December 31,	December 31,
(in thousands)	2009	2008	2007	2006	2005
					(unaudited)
Balance Sheet Data:
Cash and cash equivalents	$13,345	$2,418	$1,206	$1,642	$9,823
Total current assets	74,316	31,617	26,601	25,007	32,672
Total assets	393,841	270,477	369,138	138,028	115,034
Total current liabilities	58,366	16,360	16,849	26,871	12,416
Total long term debt, less current portion	150,487	153,787	176,402	17,500	17,500
Total liabilities	254,069	202,273	239,058	59,133	49,414
Total members’ interest and stockholders’ equity	139,772	68,204	130,080	78,895	65,620
Footnotes to the Selected Financial Data:

(1)	On January 29, 2007, VSS-Cambium Holdings, LLC was formed for the purpose of acquiring all of the capital stock of Cambium Learning. That acquisition was completed on April 12, 2007. The consolidated financial statements present the Company as of December 31, 2007 (Successor basis reflecting activity of the Company from January 29, 2007 and including the results of Cambium Learning from April 12, 2007) and the period January 1, 2007 through April 11, 2007 (Predecessor basis for the period prior to Company’s acquiring Cambium Learning).

(2)	We discovered in 2008 that a former employee had perpetrated a significant misappropriation of assets during a period beginning in 2004 and extending through April 2008.

(3)	Reflects the non-cash effect of the impairment write-down of goodwill and other intangible assets during 2009, 2008, and 2005 resulting from a reduction in the fair value of assets.

(4)	For fiscal 2008, we received a settlement from our previous stockholders relating to the embezzlement we suffered. For further information, see Note 3 to our Consolidated Financial Statements.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2009.

Organization of Information
This section includes the following sections:
•	Overview
•	Results of Operations
•	Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
•	Year Ended December 31, 2008 (“fiscal 2008”) Compared to Period from January 29, 2007 through December 31, 2007 (“2007 successor period”) and Period from January 1, 2007 through April 11, 2007 (“2007 predecessor period”)
•	Liquidity and Capital Resources
•	Non-GAAP Measures
•	Capital Expenditures and Outlook
•	Commitments and Contractual Obligations
•	Off-Balance Sheet Arrangements
•	Critical Accounting Policies and Estimates
•	Recently Issued Financial Accounting Standards
Overview
On December 8, 2009, we completed the business combination of Cambium and VLCY as contemplated by the Agreement and Plan of Mergers, dated as of June 20, 2009, among us, VLCY, Vowel Acquisition Corp., our wholly-owned subsidiary, Cambium, a wholly-owned subsidiary of VSS-Cambium Holdings III, LLC, Consonant Acquisition Corp., our wholly owned subsidiary, and Vowel Representative, LLC, solely in its capacity as stockholders’ representative. We refer to this agreement and plan of mergers in this report as the merger agreement. Pursuant to the merger agreement, we acquired all of the common stock of each of Cambium and VLCY through the merger of Consonant Acquisition Corp. with and into Cambium, with Cambium continuing as the surviving corporation (the “Cambium Merger”), and the concurrent merger of Vowel Acquisition Corp. with and into VLCY, with VLCY continuing as the surviving corporation (the “Voyager Merger”). As a result of the effectiveness of the mergers, Cambium and VLCY became our wholly owned subsidiaries.
Under the terms of the merger agreement, each outstanding share of VLCY’s common stock was converted in the Voyager Merger into the right to receive at the election of each stockholder, either (i) $6.50 in cash, without interest, or (ii) one share of our common stock, plus, regardless of the election made, additional consideration consisting of cash and a contingent value right, as described in the merger agreement. The amount of cash available to satisfy cash elections by the VLCY stockholders was limited to $67.5 million in the aggregate. As anticipated, the cash consideration payable to the former VLCY stockholders was insufficient to accommodate all of the cash elections that were made. Accordingly, the amount of cash paid to the former VLCY stockholders who elected to exchange shares of VLCY common stock for cash was to be reduced, pro rata, in accordance with agreed procedures set forth in the merger agreement. Pursuant to these procedures, we paid $67.5 million in cash to the former holders of VLCY’s common stock and issued to those stockholders a total of 19.5 million shares of common stock. The cash consideration paid to the former VLCY stockholders consisted of $25 million contributed by VSS-Cambium Holdings III, LLC and $42.5 million contributed by VLCY. In exchange for its contribution of $25 million, VSS-Cambium Holdings III, LLC received 3.8 million shares of our common stock issued at the ascribed value of $6.50 per share. The shares of Cambium’s common stock held by VSS-Cambium Holdings III, LLC, its sole stockholder, were converted in the Cambium Merger into the right to receive 20.5 million shares of the our common stock. In addition, as part of the merger consideration, VSS-Cambium Holdings III, LLC received a warrant to purchase a number of shares of our common stock determined by a formula set forth in the merger agreement, which is currently equal to 0.5 million shares. In connection with the consummation of this transaction we entered into a stockholders agreement pursuant to which we granted VSS-Cambium Holdings III, LLC and funds managed and controlled by VSS the right to purchase up to 7.5 million shares of our common stock as provided for in the stockholders agreement.
The merger transaction was accounted for as an “acquisition” of VLCY by Cambium, as that term is used under U.S. GAAP, for accounting and financial reporting purposes under the applicable accounting guidance for business combinations. In making this determination, management considered that (a) the newly developed entity did not have any significant pre-combination activity and, therefore, did not qualify to be the accounting acquirer, and (b) the former sole stockholder of Cambium is the majority holder of the combined entity, while the prior owners of VLCY became minority holders in the combined entity. As a result, the historical financial statements of Cambium have become the historical financial statements of the Company. The results of VLCY are included in the Company’s operations beginning with the December 8, 2009 merger date; therefore, the 2009 financials include VLCY for the last 23 days of the year and the results of the Company for the full year.

Prior to the merger transaction completed on December 8, 2009, we had two reportable segments: Published Products and Learning Technologies. Subsequent to the merger transaction, we operate as three reportable segments with separate management teams and infrastructures that offer various products and services, as follows:
•	Voyager, our comprehensive intervention business;

•	Sopris, our supplemental solutions business; and
•	Cambium Learning Technologies, our technology based education product business.
Our historical segment reporting results have been adjusted for comparative purposes to reflect the current organizational structure. These reclassifications required certain assumptions and estimates. See Note 21 to the financial statements for further information on our reportable segments.
Results of Operations
Fiscal Year 2009 Compared to Fiscal Year 2008
Highlights
Throughout the first half of 2009, we continued to experience the adverse developments in the education funding environment, including the reductions in Reading First funding and reductions in available state and local funds as many state and local governments struggled with deficits caused in part by the decline in property tax receipts, which significantly decreased the funding available to schools to purchase our products and services. Some school districts found it difficult to secure alternative funding sources in the midst of these market conditions. Additionally, we experienced declines in key adoption states, such as Alabama and Florida, where we enjoyed significant sales success in 2008.
During the latter half of 2009, we began to see the positive impact, both directly and indirectly, of the American Reinvestment and Recovery Act (ARRA) passed in February 2009. The Act provides significant new federal funding for various education initiatives over the next two years. While the education funding is for a broad set of education initiatives, we believe that schools and districts directed and may continue to direct some of the new funding for programs which use our products. In some instances, if ARRA funding is not used directly for programs using our products, we may still be receiving an indirect benefit. When the ARRA funding is used to assist schools to meet their overall financial needs, other funds may be freed up to use for our programs. While success in winning some of these funds for our products is not certain at this time, we believe it has the potential to continue to stabilize some of the negative funding trends which emerged in 2008, continue in 2009 and are expected to prevail into 2010.
The following trends have or may have an impact on our revenues and profitability:
•	The acquisition of VLCY in late 2009 added several online subscription-based products to our portfolio. We expect to see growth in these products in the coming years.
•	We have a growing portfolio to address the math needs of the market, including products such as Vmath, Algebra Rescue, Transitional Math and ExploreLearning. We have experienced success in the growth of our math capabilities and expect that the market for these products will continue to be strong in 2010.
•	We believe our product diversification, such as growth in the online offerings, math intervention and new reading intervention products for higher grades, will allow us to strengthen our ability to sustain market share in a troubled market and capture market share when the market recovers.
•	We believe our focus on product usage and an overall partnership approach with the customer to implement our solutions with fidelity will result in higher success rates, and such success, if achieved, will lead to customer retention and growth through reference sales.
•	We believe there is a trend to direct greater funding to special needs or at risk children in the United States. New funding sources, such as Race to the Top, could provide additional funds for our products should recipients of these funding sources chose to direct them to programs that utilize our products and services.
•	We believe that the economic crisis faced by many states and local entities will continue in 2010 and have a continued depressive effect on general spending and thus could negatively impact our short term sales prospects.
•	Efforts taken in 2009 by both VLCY and Cambium to reduce their cost structures, including a reduction in force, better align our cost structure to current market conditions. We expect to achieve further significant cost savings throughout 2010 and 2011 as we integrate VLCY and Cambium, which will be partially offset by one-time integration cots to achieve these synergies.

•	We performed a goodwill impairment analysis in the second quarter of 2009 and as a result of the execution of the merger agreement in late June, which was considered a triggering event, and in consideration of the continuing impact of adverse marketplace and economic conditions. As a result of this analysis, we recorded a goodwill impairment charge of $9.1 million in the second quarter.
The following tables set forth information regarding Cambium’s net sales, costs and expenses, operating loss and other components of our statements of operations. The results and percentages for the years ended December 31, 2009 and 2008, the successor period from January 29, 2007 (inception) through December 31, 2007 and the predecessor period from January 1, 2007 through April 11, 2007 are set forth in the tables below. Due to purchase accounting adjustments, some amounts may not be comparable between each period presented.

					Successor Period,
					from January 29,		Predecessor Period
					2007 (inception)		from January 1,
	Year Ended		Year Ended		through December		2007 through April
	December 31, 2009		December 31, 2008		31, 2007		11, 2007
		% of		% of		% of		% of
(in thousands)	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
Net sales:
Product sales
Voyager	$44,329	43.9%	$40,424	40.5%	$35,827	44.3%	$4,132	22.4%
Sopris	23,431	23.2%	27,495	27.6%	21,496	26.6%	5,136	27.9%
Cambium Learning Technologies	22,625	22.4%	21,288	21.3%	13,943	17.2%	5,970	32.4%
Service revenues
Voyager	8,594	8.5%	7,924	7.9%	7,275	9.0%	2,287	12.4%
Sopris	1,754	1.7%	2,217	2.2%	2,064	2.6%	773	4.2%
Cambium Learning Technologies	315	0.3%	383	0.4%	242	0.3%	116	0.6%

Total sales	101,048	100.0%	99,731	100.0%	80,847	100.0%	18,414	100.0%

Cost of sales:
Cost of product sales
Voyager	10,678	10.6%	11,214	11.2%	13,106	16.2%	1,136	6.2%
Sopris	6,350	6.3%	6,003	6.0%	4,755	5.9%	1,699	9.2%
Cambium Learning Technologies	2,537	2.5%	3,029	3.0%	1,888	2.3%	1,061	5.8%
Shared Services	26	0.0%	—	0.0%	—	0.0%	—	0.0%
Cost of service revenues
Voyager	5,992	5.9%	5,721	5.7%	4,877	6.0%	1,384	7.5%
Sopris	1,093	1.1%	1,489	1.5%	1,316	1.6%	460	2.5%
Cambium Learning Technologies	172	0.2%	253	0.3%	119	0.1%	64	0.3%
Amortization expense	17,527	17.3%	15,966	16.0%	11,719	14.5%	3,392	18.4%

Total cost of sales	44,375	43.9%	43,675	43.8%	37,780	46.7%	9,196	49.9%

Research and development expense	5,611	5.6%	6,416	6.4%	5,247	6.5%	1,737	9.4%
Sales and marketing expense	23,368	23.1%	24,600	24.7%	15,059	18.6%	6,393	34.7%
General and administrative expense	30,519	30.2%	16,156	16.2%	11,142	13.8%	13,676	74.3%
Shipping costs	1,512	1.5%	2,348	2.4%	2,739	3.4%	445	2.4%
Depreciation and amortization expense	9,723	9.6%	11,453	11.5%	9,338	11.6%	732	4.0%
Acquired in-process research and development	—	0.0%	—	0.0%	890	1.1%	—	0.0%
Goodwill impairment charge	9,105	9.0%	75,966	76.2%	—	—	—	—
Embezzlement and related expense	129	0.1%	7,254	7.3%	5,732	7.1%	1,000	5.4%

Loss before interest, other income (expense) and income taxes	(23,294)	(23.1)%	(88,137)	(88.4)%	(7,080)	(8.8)%	(14,765)	(80.2)%

Net interest income (expense)	(19,477)	(19.3)%	(18,434)	(18.5)%	(13,132)	(16.2)%	(742)	(4.0)%
Gain from settlement with previous stockholders	—	—	30,202	30.3%	—	—	—	—
Loss on extinguishment of debt	—	—	(5,632)	(5.6)%	—	—	—	—
Other income (expense), net	(698)	(0.7)%	(981)	(1.0)%	(1,557)	(1.9)%	1	0.0%
Income tax benefit	7,704	7.6%	13,422	13.5%	7,838	9.7%	3,694	20.1%

Net loss	$(35,765)	(35.4)%	$(69,560)	(69.7)%	$(13,931)	(17.2)%	$(11,812)	(64.1)%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Net sales
Net sales for the year ended December 31, 2009 increased $1.3 million, or 1.3%, to $101.0 million from $99.7 million in the same period for 2008. Our net sales for 2009 were impacted by several significant declines, such as the nationwide economic slowdown, which caused the amount of funding available to schools to decline, a decline in our Sopris segment related to our assessment product, and declines in key adoption states such as Alabama and Florida. Regarding the decline in adoption states, we enjoyed increased sales performance in 2008 in these states but the nature of the adoption leads to lower sales in the year following the adoption. Offsetting these declines was the impact of the acquisition of VLCY, contributing an incremental $4.5 million in net sales, and increases in sales of our math products as well as some growth in several new and existing customers.
Voyager. The Voyager segment’s net sales in 2009 increased $4.6 million, or 9.5%, to $52.9 million from net sales of $48.3 million in 2008. Product sales increased $3.9 million, or 9.7%, to $44.3 million from net sales of $40.4 million in 2008. Service revenues increased $0.7 million, or 8.5%, to $8.6 million from net sales of $7.9 million in 2008. The increase in year over year net sales was due mainly to the impact of the acquisition of VLCY, contributing an incremental $3.0 million in product sales and $0.8 million in service revenues. Additionally, Voyager was able to offset the decline in the state adoption sales in Alabama and Florida and overcome the general state and local funding crisis with increases in sales of our math products as well as some growth in several new and existing customers.
Sopris. The Sopris segment’s net sales in 2009 decreased $4.5 million, or 15.2%, to $25.2 million from net sales of $29.7 million in 2008. The decline in sales of supplementary program sales was mainly due to a decrease in sales of DIBELS in Florida, as Florida developed its own assessment program. Additionally, we renegotiated and extended a relationship with a customer in 2008 and were able to secure an additional up-front 2009 royalty payment that was recognized in 2008.
Cambium Learning Technologies. The Cambium Learning Technologies segment’s net sales in 2009 increased $1.3 million, or 5.9%, to $22.9 million from net sales of $21.7 million in 2008. The increase in year over year net sales was due mainly to the impact of the acquisition of VLCY, contributing an incremental $0.7 million in product sales.
Cost of product sales
Cost of product sales include expenses to print, purchase, handle and warehouse product, as well as royalty costs. Cost of product sales for the year ended December 31, 2009 decreased $0.7 million, or 3.2%, to $19.6 million from $20.2 million in 2008. The decrease in cost of sales was mainly due to efficiency gains from cost-cutting measures. As a percentage of product sales, cost of product sales decreased one percentage point to 21.7% for the year ended December 31, 2009 from 22.7% in the same period in 2008.
Voyager. The Voyager segment’s cost of product sales for the year ended December 31, 2009 decreased $0.5 million, or 4.8%, to $10.7 million from $11.2 million in 2008. The decrease in cost of sales was mainly due to improved cost management performance.
Sopris. The Sopris segment’s cost of product sales for the year ended December 31, 2009 increased $0.3 million, or 5.8%, to $6.4 million from $6.0 million in 2008. The increase in cost of sales was due to a change in product mix toward products with higher incremental costs.
Cambium Learning Technologies. The Cambium Learning Technologies segment’s cost of product sales for the year ended December 31, 2009 decreased $0.5 million, or 16.2%, to $2.5 million from cost of sales of $3.0 million in 2008. The decrease in cost of sales was mainly due to improved cost management performance.
Cost of service revenues
Cost of service revenues include all costs to provide services and support to customers. Cost of service revenues for the year ended December 31, 2009 decreased $0.2 million, or 2.8%, to $7.3 million from $7.5 million in 2008. The decrease in cost of sales was mainly due to efficiency gains from cost-cutting measures. As a percentage of service revenues cost of service revenues decreased to 68.1% for the year ended December 31, 2009 from 70.9% in the same period in 2008.

Voyager. The Voyager segment’s cost of service revenues for the year ended December 31, 2009 increased $0.3 million, or 4.7%, to $6.0 million from $5.7 million in 2008. The increase was driven by higher service revenues, partially offset by efficiency gains from cost-cutting measures.
Sopris. The Sopris segment’s cost of service revenues for the year ended December 31, 2009 decreased $0.4 million, or 26.6%, to $1.1 million from cost of service revenues of $1.5 million in 2008. The decrease was driven by lower service revenues and efficiency gains from cost-cutting measures.
Cambium Learning Technologies. The Cambium Learning Technologies segment’s cost of service revenues for the year ended December 31, 2009 remained relatively flat, decreasing $0.1 million, or 32.0%, to $0.2 million from $0.3 million in 2008.
Amortization expense
Amortization expense included in cost of sales includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for 2009 increased $1.6 million, or 9.8%, to $17.5 million from $16.0 million in 2008. Approximately $0.7 million of the increase is related to the acquired pre-publication costs and technology acquired in the VLCY acquisition. The remainder of the increase was mainly due to higher pre-publication amortization as a result of investments made in new programs.
Research and development expenses
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expenses for year ended December 31, 2009 decreased $0.8 million, or 12.5%, to $5.6 million from $6.4 million in the same period of 2008, due to planned spending decreases as a result of weak economic conditions in 2009. As a percentage of sales, research and development expenses decreased to 5.6% of sales in 2009 compared to 6.4% in 2008.
Sales and marketing expense
Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commission paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expenses for year ended December 31, 2009 decreased $1.2 million, or 5.0%, to $23.4 million from $24.6 million in the same period of 2008. As a percentage of sales, selling and marketing expenses decreased to 23.1% of sales in the 2009 compared to 24.7% in 2008. Selling costs decreased for the year ended December 31, 2009 in comparison to the same period in 2008 due to the costs incurred in 2008 to participate in several state adoption activities. We also experienced lower catalog and mailing costs due to a lower volume of catalogs mailed in 2009 compared to 2008.
General and administrative expense
General and administrative expenses for year ended December 31, 2009 increased $14.4 million, or 88.9%, to $30.5 million from $16.2 million in the same period of 2008. The increase was primarily due to the incurrence of $15.5 million in merger-related transaction and integration expenses in 2009 with only immaterial amounts incurred in 2008. Excluding these costs, general and administrative expenses were down $1.1 million, or 6.9% in 2009 compared to 2008, primarily as a result of cost-cutting measures.
Shipping costs
Shipping costs for the year ended December 31, 2009 decreased $0.8 million, or 35.6%, to $1.5 million from $2.3 million in 2008. The decrease in these shipping costs was due mainly to cost containment and efficiencies.
Depreciation and amortization expense
Depreciation and amortization expense for the year ended December 31, 2009 decreased $1.7 million, or 15.1%, to $9.7 million from $11.5 million in the same period of 2008. The decrease in this amortization was due mainly to lower contract and reseller network intangible amortization, partially offset by the depreciation and amortization related to assets acquired in the VLCY acquisition.
Goodwill impairment
We review the carrying value of goodwill for impairment at least annually and whenever certain triggering events occur. As a result of the signing of the merger agreement, we assessed the carrying values of our reporting units as of June 30, 2009. The first step of impairment testing showed the carrying value of our Published Products unit exceeded its fair value and that a step two analysis was needed. Step two impairment testing determined that the goodwill balance as of the measurement date was partially impaired and a $9.1 million impairment charge was recorded.

Due to the weakening of the economy and the impact that economic conditions were having on our customers and business in the latter portion of fiscal 2008, we identified deterioration in the expected future financial performance of our published products segment. As a result, we recorded an impairment loss of $76.0 million for this segment in 2008, reflecting the difference between the fair value and recorded value for goodwill.
Under the new segment structure, both the 2008 and the 2009 goodwill impairment charges were assigned to the Voyager segment.
Embezzlement and related expenses
In 2008, we discovered certain irregularities relating to the control and use of cash and certain other general ledger items which revealed a misappropriation of assets over a period of more than four years. These irregularities were perpetrated by a former Cambium Learning employee, resulting in substantial embezzlement losses and related expenses. Embezzlement and related expenses for the year ended December 31, 2009 were $0.1 million compared to $7.3 million in the same period of 2008. The decrease in the embezzlement and related expenses was mainly due to the non-recurring nature of the embezzlement loss and related expenses that were incurred in the year ended December 31, 2008.
Net interest income (expense)
Net interest income (expense) in the year ended December 31, 2009, increased $1.0 million, or 5.7%, to $19.5 million from $18.4 million in the same period of 2008. This increase was mainly due to higher interest expense on both our senior secured and senior unsecured debt as a result of the permanent waiver and amendments to the credit agreement we signed on August 22, 2008. Under the terms and conditions of the permanent waiver and amendment, the interest rates on Cambium’s senior secured and senior unsecured debt were increased. See “— Liquidity and Capital Resources — Long Term Debt.”
Income taxes
In 2009, we recorded an income tax benefit of $7.7 million. Pre-tax losses at statutory tax rates provided a federal tax benefit of approximately $15.2 million. The impairment charge to non-deductible goodwill did not result in a tax benefit which is $3.2 million less than the amount expected based on the federal statutory tax rate. Certain merger costs are non-deductible and did not result in a tax benefit which is $4.7 million less than the amount expected based on the federal statutory tax rate. Furthermore, after the merger with VLCY, we established a valuation allowance on our net Federal deferred tax assets.
In 2008, we recorded an income tax benefit of $13.4 million. Pre-tax losses at statutory rates provided a federal tax benefit of approximately $29.0 million. The impairment charge to non-deductible goodwill did not result in a tax benefit which is approximately $26.6 million less than the amount expected based on the federal statutory rate. We also recorded non-taxable book income related to a purchase adjustment, which resulted in a tax benefit of $10.2 million.
Gain from settlement with previous stockholders
For fiscal 2008, we received a total settlement from previous stockholders of $30.2 million relating to the embezzlement we suffered. The total settlement consisted of $20 million in escrowed funds, together with additional payments of $9.3 million and interest income of $0.9 million. The total settlement amount of $30.2 million was used to cover costs and to pay down a portion of a senior secured credit facility. Because the embezzlement was discovered after the initial purchase allocation was made in connection with the acquisition, the entire settlement amount was recorded on our consolidated statement of operations as a gain from settlement with the previous stockholders.
Loss on extinguishment of debt
For fiscal 2008, we recorded a loss on the extinguishment of debt of $5.6 million related to the modification of our senior secured credit facility and senior unsecured promissory notes resulting from the execution of an amendment of those documents and the delivery by the lenders of a permanent waiver. The associated unamortized deferred financing costs as of August 22, 2008 of $4.6 million and amendment fees of $1.0 million related to the permanent waiver were recorded as a loss on extinguishment of debt.
Year Ended December 31, 2008 (“fiscal 2008”) Compared to Period from January 29, 2007 through December 31, 2007 (“2007 successor period”) and Period from January 1, 2007 through April 11, 2007 (“2007 predecessor period”)
Net sales
Net sales for fiscal 2008 were $99.7 million, compared to $80.8 million for the 2007 successor period and $18.4 million for the 2007 predecessor period.

Voyager. The Voyager segment’s net sales for fiscal 2008 were $48.3 million, compared to $43.1 million for the 2007 successor period and $6.4 million for the 2007 predecessor period. The overall decrease of $1.2 million, or 2.4%, was due to a $1.7 million decrease in service revenues partially offset by a $0.5 million increase in core product sales. The decline in service revenues was mainly due to lower sales for conferences and institutes as the impact of state budget shortfalls significantly affected attendance. The increase in core intervention programs sales was principally attributable to a couple of key states and school districts, including Florida and Milwaukee, funded and purchased Cambium’s core programs and services.
Sopris. The Sopris segment’s net sales for fiscal 2008 were $29.7 million, compared to $23.6 million for the 2007 successor period and $5.9 million for the 2007 predecessor period. The overall increase of $0.2 million, or 0.8%, was due to a $0.9 million increase in product sales partially offset by a $0.7 million decrease in service revenues. The increase in supplementary program sales were due to higher DIBELs license fees, partially offset by a decrease in sales across most titles as the market for Sopris in general was weak due to state funding issues. The decline in service revenues was mainly due to the impact of state budget shortfalls.
Cambium Learning Technologies. The Cambium Learning Technologies segment’s net sales for fiscal 2008 were $21.7 million compared to $14.2 million for the 2007 successor period and $6.1 million for the 2007 predecessor period. The overall increase of $1.4 million, or 6.9%, was mainly due to higher international sales.
Cost of product sales
Cost of product sales was $20.2 million for fiscal 2008, compared to $19.7 million for the 2007 successor period and $3.9 million for the 2007 predecessor period. The overall decrease of $3.4 million, or 14.4%, was due to lower royalty costs as well as a $2.9 million adjustment for inventory step-up associated with purchase accounting included in the 2007 successor period, offset by a $0.3 million increase in employee severance costs associated with the December 2007 Petaluma, California office closure. The lower royalty costs were the result of a higher portion of total sales attributable to Cambium Learning Technologies and Read Well products, which carry a lower royalty rate than other Cambium products.
Voyager. The Voyager segment’s cost of product sales for fiscal 2008 decreased $3.0 million, or 21.3%, to $11.2 million from cost of product sales of $13.1 million for the 2007 successor period and $1.1 million for the 2007 predecessor period. The decrease in cost of sales was mainly due to material cost improvements, lower inventory reserve provisions and a $1.8 million adjustment for inventory step-up associated with purchase accounting included in the 2007 successor period.
Sopris. The Sopris segment’s cost of product sales for fiscal 2008 decreased $0.5 million, or 7.0%, to $6.0 million from cost of product sales of $4.8 million for the 2007 successor period and $1.7 million for the 2007 predecessor period. The decrease in cost of sales was mainly due to a $1.1 million adjustment for inventory step-up associated with purchase accounting included in the 2007 successor period, partially offset by increased costs commensurate with an increase in product sales from 2007 to 2008.
Cambium Learning Technologies. The Cambium Learning Technologies segment’s cost of product sales for fiscal 2008 increased $0.1 million, or 2.7%, to $3.0 million from cost of product sales of $1.9 million for the 2007 successor period and $1.1 million for the 2007 predecessor period. The increase in cost of sales is mainly due to increased net sales.
Cost of service revenues
Cost of service revenues was $7.5 million for fiscal 2008, compared to $6.3 million for the 2007 successor period and $1.9 million for the 2007 predecessor period. The decrease resulted from lower service revenues.
Voyager. The Voyager segment’s cost of service revenues for fiscal 2008 decreased $0.6 million, or 8.6%, to $5.7 million from cost of service revenues of $4.9 million for the 2007 successor period and $1.4 million for the 2007 predecessor period. The decrease resulted from lower net sales.
Sopris. The Sopris segment’s cost of service revenues for fiscal 2008 decreased $0.3 million, or 16.2%, to $1.5 million from cost of service revenues of $1.3 million for the 2007 successor period and $0.5 million for the 2007 predecessor period. The decrease resulted from lower net sales.
Cambium Learning Technologies. Cost of service revenues for fiscal 2008 increased $0.1 million, or 38.3%, to $0.3 million from cost of service revenues of $0.1 million for the 2007 successor period and $0.1 million for the 2007 predecessor period.

Amortization expense
Amortization expense was $16.0 million for fiscal 2008, compared to $11.7 million for the 2007 successor period and $3.4 million for the 2007 predecessor period. The overall increase of $0.9 million, or 5.7%, was mainly due to the revaluation of publishing rights and developed technology intangible assets as a result of the purchase of Cambium by VSS-Cambium Holdings, LLC. This revaluation resulted in higher amortization in the 2007 successor period and fiscal 2008.
Research and development expense
Our research and development expense was $6.4 million for fiscal 2008, $5.2 million for the 2007 successor period and $1.7 million for the 2007 predecessor period. The overall decrease from 2007 to 2008 of $0.6 million, or 8.1%, was mainly due to reductions in contracted development spending.
Sales and marketing expense
Our sales and marketing expense was $24.6 million for fiscal 2008, $15.1 million for the 2007 successor period and $6.4 million for the 2007 predecessor period. The overall increase from 2007 to 2008 of $3.1 million, or 14.7%, was mainly due to higher selling costs in 2008 in anticipation of increased sales opportunities in adoption states.
General and administrative expenses
Our general and administrative expenses were $16.2 million for fiscal 2008, $11.1 million for the 2007 successor period and $13.7 million for the 2007 predecessor period. The overall decrease from 2007 to 2008 of $8.7 million, or 34.9%, was mainly due to $5.1 million of acquisition related costs and a $2.9 million charge related to the modification of our stock option plan included in the 2007 predecessor period.
Shipping costs
Shipping costs were $2.3 million in fiscal 2008, compared to $2.7 million in the 2007 successor period and $0.4 million in the 2007 predecessor period. The overall decrease of $0.8 million, or 26.3%, was due to increased shipping efficiencies.
Depreciation and amortization expense
Depreciation and amortization expense was $11.5 million in fiscal 2008, compared to $9.3 million in the 2007 successor period and $0.7 million in the 2007 predecessor period. The overall increase of $1.4 million, or 13.7%, was due to the acquisition of Cambium by VSS-Cambium Holdings, LLC. As a result of the acquisition, other intangible assets were revalued, resulting in an increase in amortization in the 2007 successor period and fiscal 2008.
Embezzlement and related expenses
We discovered in fiscal 2008 that a former employee of Cambium Learning had perpetrated a significant misappropriation of assets during a period beginning in 2004 and extending through April 2008. We identified $14.0 million of embezzlement losses, which included $1.8 million for fiscal 2008, $5.7 million for the 2007 successor period and $1.0 million for the 2007 predecessor period. In addition, we incurred fees and expenses of $5.5 million in investigating and responding to this embezzlement matter in fiscal 2008. This amount is net of the $1.6 million appraised value of five boats that were seized by the Company from the former employee, who had used embezzled funds to acquire those boats.
Goodwill impairment
A total of $192.3 million of goodwill was recorded in connection with the acquisition of Cambium Learning by VSS-Cambium Holdings, LLC. Due to the weakening of the economy and the impact that economic conditions were having on our customers and business in the latter portion of fiscal 2008, we identified significant deterioration in the expected future financial performance of our published products product line. As a result, we recorded an impairment loss of $76.0 million within our published products unit for 2008, reflecting the difference between the fair value and recorded value for goodwill. The fair value was determined based upon management’s forecasts, which are dependent on multiple assumptions and estimates, including estimates regarding anticipated future educational funding and the actual performance and future projections of the Company.
Under the new segment structure, the 2008 goodwill impairment charge was assigned to the Voyager segment.
Net interest income (expense)
Net interest income (expense) was $18.4 million for fiscal 2008, compared to $13.1 million for the 2007 successor period and $0.7 million for the 2007 predecessor period. The overall increase of $4.6 million, or 32.9%, was due principally to higher interest expense as a result of the acquisition of Cambium by VSS-Cambium Holdings, LLC on April 11, 2007 and the higher interest rate incurred in 2008 as a result of the embezzlement we suffered.

Gain from settlement with previous stockholders
For fiscal 2008, we received a total settlement from previous stockholders of $30.2 million relating to the embezzlement we suffered. The total settlement consisted of $20 million in escrowed funds, together with additional payments of $9.3 million and interest income of $0.9 million. The total settlement amount of $30.2 million was used to cover costs and to pay down a portion of a senior secured credit facility. Because the embezzlement was discovered after the initial purchase allocation was made in connection with the acquisition, the entire settlement amount was recorded on our consolidated statement of operations as a gain from settlement with the previous stockholders.
Loss on extinguishment of debt
For fiscal 2008, we recorded a loss on the extinguishment of debt of $5.6 million related to the modification of our senior secured credit facility and senior unsecured promissory notes resulting from the execution of an amendment of those documents and the delivery by the lenders of a permanent waiver. The associated unamortized deferred financing costs as of August 22, 2008 of $4.6 million and amendment fees of $1.0 million related to the permanent waiver were recorded as a loss on extinguishment of debt.
Income tax benefit
In 2008, we recorded an income tax benefit of $13.4 million. Pre-tax losses at statutory rates provided a Federal tax benefit of approximately $29.0 million. The impairment charge to non-deductible goodwill did not result in a tax benefit which is approximately $26.6 million less than the amount expected based on the federal statutory rate. We also recorded non-taxable book income related to a purchase adjustment, which resulted in a tax benefit of $10.2 million.
We recorded a $7.8 million income tax benefit in the 2007 successor period and a $3.7 million benefit in the 2007 predecessor period. The 2007 predecessor period includes non-deductible transaction costs of $5.1 million.
Liquidity and Capital Resources
Because sales seasonality affects operating cash flow, we normally incur a net cash deficit from all of our activities through the early part of the third quarter of the year. We typically fund these seasonal deficits through the drawdown of cash, supplemented by borrowings on our revolving senior credit facility. The primary source of liquidity is cash flow from operations and the primary liquidity requirements relate to debt service, pre-publication costs, capital investments and working capital. We believe that based on current and anticipated levels of operating performances, cash flow from operations and availability under the senior secured revolving credit facility, we will be able to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements for the next 12 months.
Long-term debt
Our long-term debt is held by our subsidiary, Cambium Learning, and as of December 31, 2009 consists of:
•	$97.2 million of floating rate senior secured notes due April 11, 2013; and
•	$54.6 million of 13.75% senior unsecured notes due April 11, 2014
Senior Secured Notes. The senior secured notes were issued pursuant to a senior secured credit facility consisting of a $30 million revolving loan and a $128 million term loan. The term loan requires quarterly principal payments of $320,000. Our senior notes are secured by all of Cambium Learning’s personal property. The interest rate on the senior notes is based on the one-, three- or six-month LIBOR or Alternative Base Rate (ABR) plus a spread tied to Cambium Learning’s credit ratings, subject to a floor on each of the two rates. Based on the credit ratings as of yearend 2009, the spread for LIBOR was 6.5%. The LIBOR rate cannot be less than 3.0%, and the ABR rate cannot be less than 4.0%. As of December 31, 2009, the interest rate on the senior secured notes was 9.5%. As of December 31, 2009, we had borrowings of $5.0 million under the revolver and, subject to borrowing base capacity limitations for outstanding letters of credit, had $23.5 million available to borrow under the revolver.
In the first quarter of 2010, our credit ratings were upgraded by Standard & Poor’s and Moody’s Investor Services. As a result of the credit rating upgrades, the spread for LIBOR decreased from 6.5% to 5.0%, with a continued LIBOR floor of 3.0% and the effective interest rate became 8.0%.

Senior Unsecured Notes. The senior unsecured notes require cash interest payments equal to 10% on a quarterly basis. Any additional interest beyond the 10% rate is added to the principal of the notes (paid in kind) and is not payable until April 11, 2014. The initial interest rate on the senior unsecured notes was 11.75% per annum. That rate was increased by 200 basis points in connection with the negotiation of the permanent waiver and credit agreement amendments in 2008. The rate was further increased by an additional 50 basis points as of March 31, 2009 by virtue of the Company’s total leverage ratio (as defined under the senior unsecured notes) exceeding 5.5 to 1 as of March 31, 2009; however, as a result of the merger with VLCY, the total leverage decreased below 5.5 to 1 and the rate was decreased by 50 basis points. Thus, as of December 31, 2009, the interest rate on the subordinated notes was 13.75% per annum. Assuming the all-in interest rate on the senior unsecured notes were to remain at 13.75% until April 11, 2014, the value of these notes, including accrued interest, will be $64.2 million.
Covenants. The senior secured credit facility includes a total leverage ratio financial covenant. The ratio is calculated quarterly using an adjusted EBITDA calculation, which is defined as earnings before interest, taxes, depreciation, and amortization, and other adjustments allowed under the terms of the senior secured credit agreement, on a rolling 12-month basis. The facility also contains customary covenants, including limitations on Cambium Learning’s ability to incur debt, and events of default as defined by the agreement. The senior secured credit facility limits Cambium Learning’s ability to pay dividends, to make advances and to otherwise engage in inter-company transactions. Effective as of the quarter ended March 31, 2009, the senior secured credit facility requires the total leverage ratio to be no greater than 6.5:1.
The senior unsecured notes include a financial covenant, which requires that beginning with the quarter ended March 31, 2009, we maintain as of the end of each fiscal quarter consolidated adjusted EBITDA of not less than $25.0 million (adjusted EBITDA is also on a rolling 12-month basis and is defined in substantially the same manner as under the senior secured credit facility). The senior unsecured notes also contain customary covenants, including limitations on our ability to incur debt.
If Cambium Learning fails to comply with these financial covenants, the Company has the right to make a cash contribution to the capital of Cambium Learning, the aggregate amount not to be in excess of the minimum amount necessary to cure the relevant failure to comply with the financial covenant. This right to make a cash contribution is available for no more than one fiscal quarter in a fiscal year. Cambium Learning’s total leverage ratio was 7.33:1 for the four-quarter period ended June 30, 2009, which ratio was greater than the maximum permitted under the credit facility, and its adjusted EBITDA was $23.1 million for the four-quarter period ended June 30, 2009, or $1.9 million less than the minimum required $25.0 million. Accordingly, as of August 14, 2009, Cambium Learning was in non-compliance with these covenants. On August 14, 2009, Cambium notified both its senior secured lenders and its senior unsecured lenders that VSS-Cambium Holdings, LLC intended to cure the non-compliance. On August 17, 2009, $3.0 million of capital was contributed to Cambium Learning by its stockholder to fund the cure. On August 20, 2009, the $3.0 million was paid by Cambium Learning to the senior secured lenders and the principal amount outstanding on our senior secured credit agreement was reduced by a corresponding amount. For purposes of calculating covenant compliance, the amount of the capital contribution will be included in the adjusted EBITDA calculations through the quarter ending March 31, 2010. We are permitted one such cure right in each fiscal year. Therefore, under the existing credit agreements, we are in compliance with our financial covenants for the year ended December 31, 2009 and, based on our performance to date, we expect to be in compliance with our financial covenants for the quarter ending March 31, 2010. The required total leverage ratio changes each year and will be 5.5:1 for fiscal year 2010, 4.5:1 for fiscal year 2011, and 4.0:1 thereafter. We are still completing our debt compliance reporting, but based on the calculation of adjusted EBITDA per the credit agreement, as shown in “Non-GAAP Measures” below we expect to report a total leverage ratio for the year ended December 31, 2009 of approximately 3.0, which is in compliance with the debt covenant requirement that the total leverage ratio be no greater than 6.5:1. Further, we are in compliance with the requirement that adjusted EBITDA per the credit agreement be in excess of $25.0 million.
Our ability to satisfy our debt service and maintain compliance with loan covenants in the future will depend in part on the operating performance of our Company, which will in turn be affected in part by prevailing economic conditions in the markets we serve and other factors, many of which are beyond our control. If a default in our covenants were to occur in the future, and we were unable to cure such default (if such default were curable under the credit agreement), our lenders may accelerate the indebtedness under the credit agreements and, upon any such acceleration, Cambium Learning would be required to repay or refinance all such indebtedness. Neither we nor Cambium Learning may have sufficient funds to repay the indebtedness and there may not be equity or debt financing opportunities available to us on acceptable terms, or at all.
See “Non-GAAP Measures” below for a reconciliation among net loss, EBITDA and adjusted EBITDA for purposes of measuring operating performance and adjusted EBITDA under our credit agreements. The calculation of adjusted EBITDA used for purposes of the credit agreements supplements the adjustments to EBITDA we use for purposes of measuring operating performance with additional adjustments to EBITDA recognized by Cambium Learning’s lenders.

Amendment to Notes. Cambium Learning entered into an amendment to each of its credit agreements on October 29, 2009. Since the senior secured credit agreement and the senior unsecured credit agreement are substantially similar agreements, each of the amendments is substantially similar to the other. The amendments were permitted under the terms of the merger agreement, and provide for the following important modifications to the credit agreements:
•	Change in Control Definition. Prior to the amendment, the original investors in Cambium Learning were required to own or control a majority of the outstanding economic or voting interests of Cambium Learning. This majority threshold is being reduced to 35%.
•	VSS Funds Ownership. VSS is not permitted to sell or otherwise transfer any of the Company’s common stock that it directly or indirectly owns, unless it continues to directly or indirectly own or control at least 35% of the outstanding Company common stock, and it has not sold or otherwise transferred, in the aggregate, more than 15% of its Company common stock.
•	Increase in Material Indebtedness. An event of default would occur if a “change in control” occurred under any of Cambium Learning’s other “material indebtedness.” The term “material indebtedness” includes the senior unsecured notes, as well as any other debt, the principal amount of which exceeds a specified threshold. The $5 million threshold is being increased under the amendment to $7.5 million.
•	Exceptions to Restricted Payments. Cambium Learning is prohibited from paying dividends, unless the specific type of payment is permitted. Additional types of payments are being permitted to allow the following:
•	Up to $3.0 million to fund public company, administrative, overhead, franchise tax and related costs incurred by the Company; and

•	Up to $750,000 in annual board of director compensation and expenses.
•	The annual monitoring fee previously payable to VSS is being eliminated.
•	Permitted Acquisition Basket Reset. The amount of consideration payable in an acquisition is limited under the credit agreements, and the limitations are being reset after giving effect to the acquisition of Voyager Expanded Learning by Cambium Learning in connection with the mergers. The limitation will be reset to a cumulative $150 million amount, but any single acquisition is limited to $20 million until the ratio of senior secured debt to EBITDA (as calculated under the credit agreements) does not exceed 2.50 to 1.0, and the ratio of total leverage to EBITDA (as calculated under the credit agreements) does not exceed 3.50 to 1.0, at which time the single acquisition limit will be increased to $100 million.
•	Definition of Consolidated EBITDA. The definition of Consolidated EBITDA, which is used for calculating leverage ratios under the senior secured credit agreement, and the minimum EBITDA covenant under the senior unsecured credit agreement are being modified to allow additional add-backs for the following items:
•	Deferred revenue associated with a permitted acquisition;

•	Up to $24.0 million in M&A costs related to the mergers;

•	Up to $2.0 million in costs incurred in closing of locations or lease terminations in connection with the mergers;

•	Up to $5.0 million in severance costs incurred in connection with the mergers;

•	Up to $3.0 million in integration costs incurred connection with the mergers; and

•	M&A costs for future transactions (whether or not completed) of up to $5.0 million for closed transactions and $0.5 million for failed transactions in any calendar year, and $2.0 million in the aggregate.
In addition, the amendments ratify and approve the mergers and the related transactions.
Each of the lenders who executed the amendment on or before October 28, 2009 received a fee equal to 20 basis points of the amount of its loans and commitments under the credit agreements, for an aggregate fee payable to all lenders equal to approximately $0.3 million.

Cash flows
In 2009, cash provided from operating activities was $1.9 million. Cash from operations was partially offset by cash outflows of $11.6 million of transaction costs related to the merger transaction.
Cash from operations is seasonal with more cash generated in the second half of the year than in the first half of the year. Cash is historically generated during the second half of the year because the buying cycle of school districts generally starts at the beginning of each new school year in the fall.
Other significant inflows of cash during fiscal 2009 included:
•	$25.0 million of capital contributed by Cambium’s stockholders related to the VLCY acquisition; and
•	$3.0 million of capital contributed by Cambium’s stockholders to fund the cure to a senior secured credit agreement financial covenant regarding Cambium Learning’s total leverage ratio for the second quarter of 2009.
Other significant uses of cash during fiscal 2009 included:
•	$9.7 million of cash paid for the VLCY acquisition, net of cash acquired;
•	$5.9 million for principal payments on debt and capital leases; and
•	$3.4 million of expenditures related to property, plant, equipment, pre-publication costs, and software.
Non-GAAP Measures
Our historical financial statements include VLCY results only for the 23-day period subsequent to the December 8, 2009 acquisition date. Further, the net losses for both the Company and VLCY as reported on a GAAP basis include material non-recurring and non-operational items. We believe that earnings (loss) from operations before interest and other income (expense), income taxes, and depreciation and amortization, or EBITDA, and Adjusted EBITDA, which further excludes non-recurring and non-operational items, provide useful information for investors to assess the results of the ongoing business of the combined company.
EBITDA and Adjusted EBITDA are not prepared in accordance with GAAP and may be different from similarly named, non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We believe that Adjusted EBITDA provides useful information to investors because it reflects the underlying performance of the ongoing operations of the combined company and provides investors with a view of the combined company’s operations from management’s perspective. Adjusted EBITDA excludes items that do not reflect the underlying performance of the combined company by removing significant one-time or certain non-cash items from earnings. We use Adjusted EBITDA to monitor and evaluate the operating performance of the combined company and as the basis to set and measure progress towards performance targets, which directly affect compensation for employees and executives. We generally use these non-GAAP measures as measures of operating performance and not as measures of liquidity.

Below is a reconciliation between net loss and Adjusted EBITDA for the years ended December 31, 2009 and 2008.
Reconciliation Between Net Loss and Adjusted EBITDA for the Year Ended December 31, 2009
(in thousands)
(Unaudited)

		VLCY		Non-recurring or non-operating costs excluded from Adjusted EBITDA:
		Pre-Merger	Total			Legacy	Stock-based	Embezzlement	Adj Related
	Total	Results	Combined	Transaction	Integration	VLCY	Compensation	and	to Purchase	Goodwill	Adjusted
	GAAP	(342 days)	Results	Costs	Costs	Corporate	Expense	Related	Accounting	Impairment	EBITDA
				(a)	(b)	(c)	(d)	(e)	(f)	(g)
Voyager	$52,923	$77,758	$130,681	$—	$—	$—	$—	$—	$509	$—	$131,190
Sopris	25,185	—	25,185	—	—	—	—	—	—	—	25,185
Cambium Learning Technologies	22,940	20,970	43,910	—	—	—	—	—	883	—	44,793

Total net sales	101,048	98,728	199,776	—	—	—	—	—	1,392	—	201,168

Cost of sales	26,848	30,839	57,687	—	(71)	—	—	—	148	—	57,764
Cost of sales — amortization	17,527	16,220	33,747	—	—	—	—	—	—	—	33,747

Total cost of sales	44,375	47,059	91,434	—	(71)	—	—	—	148	—	91,511

Research and development expense	5,611	4,331	9,942	—	—	—	—	—	—	—	9,942
Sales and marketing expenses	23,368	28,753	52,121	—	(155)	—	—	—	108	—	52,074
General and administrative expense	30,519	24,740	55,259	(23,507)	(2,027)	(2,304)	(216)	—	—	—	27,205
Shipping costs	1,512	1,875	3,387								3,387
Depreciation and amortization	9,723	2,081	11,804	—	—	—	—	—	—	—	11,804
Embezzlement and related	129	—	129	—	—	—	—	(129)	—	—	—
Goodwill impairment	9,105	27,175	36,280	—	—	—	—	—	—	(36,280)	—

Income (loss) from operations	(23,294)	(37,286)	(60,580)	23,507	2,253	2,304	216	129	1,136	36,280	5,245

Interest income	10	70	80	—	—	—	—	—	—	—	80
Interest expense	(19,487)	(628)	(20,115)	—	—	—	—	—	—	—	(20,115)
Other income (expense)	(698)	3,279	2,581	—	—	—	—	—	—	—	2,581
Income tax benefit	7,704	190	7,894	—	—	—	—	—	—	—	7,894

Net income (loss)	(35,765)	(34,375)	(70,140)	23,507	2,253	2,304	216	129	1,136	36,280	(4,315)

Normal EBITDA Adjustments:
Depreciation and amortization	27,250	18,301	45,551	—	—	—	—	—	—	—	45,551
Interest income	(10)	(70)	(80)	—	—	—	—	—	—	—	(80)
Interest expense	19,487	628	20,115	—	—	—	—	—	—	—	20,115
Other income	698	(3,279)	(2,581)	—	—	—	—	—	—	—	(2,581)
Income tax	(7,704)	(190)	(7,894)	—	—	—	—	—	—	—	(7,894)

EBITDA	$3,956	$(18,985)	$(15,029)	$23,507	$2,253	$2,304	$216	$129	$1,136	$36,280	$50,796

Reconciliation Between Net Loss and Adjusted EBITDA for the Year Ended December 31, 2008 (in thousands) (Unaudited)

		VLCY		Non-recurring or non-operating costs excluded from Adjusted EBITDA:
	GAAP	Pre-Merger	Total			Legacy	Stock-based	Embezzlement		Lease
	Results	Results	Combined	Transaction	Integration	VLCY	Compensation	and	Goodwill	Termination	Adjusted
	Cambium	(FY 2008)	Results	Costs	Costs	Corporate	Expense	Related	Impairment	Costs	EBITDA
				(a)	(b)	(c)	(d)	(e)	(g)	(h)
Voyager	$48,348	$80,743	$129,091	$—	$—	$—	$—	$—	$—	$—	$129,091
Sopris	29,712	—	29,712	—	—	—	—	—	—	—	29,712
Cambium Learning Technologies	21,671	17,788	39,459	—	—	—	—	—	—	—	39,459

Total net sales	99,731	98,531	198,262	—	—	—	—	—	—	—	198,262

Cost of sales	27,709	33,761	61,470	—	—	—	—	—	—	—	61,470
Cost of sales — amortization	15,966	18,497	34,463	—	—	—	—	—	—	—	34,463

Total cost of sales	43,675	52,258	95,933	—	—	—	—	—	—	—	95,933

Research and development expense	6,416	5,302	11,718	—	—	—	—	—	—	—	11,718
Sales and marketing expenses	24,600	33,734	58,334	—	—	—	—	—	—	—	58,334
General and administrative expense	16,156	30,660	46,816	(26)	(287)	(18,069)	(878)	—	—	—	27,556
Shipping costs	2,348	2,178	4,526								4,526
Depreciation and amortization	11,453	2,861	14,314	—	—	—	—	—	—	—	14,314
Embezzlement and related	7,254	—	7,254	—	—	—	—	(7,254)	—	—	—
Goodwill impairment	75,966	43,141	119,107	—	—	—	—	—	(119,107)	—	—
Lease termination costs	—	11,673	11,673	—	—	—	—	—	—	(11,673)	—

Income (loss) from operations	(88,137)	(83,276)	(171,413)	26	287	18,069	878	7,254	119,107	11,673	(14,119)

Interest income	86	1,485	1,571	—	—	—	—	—	—	—	1,571
Interest expense	(18,520)	(510)	(19,030)	—	—	—	—	—	—	—	(19,030)
Other income (expense)	23,589	(363)	23,226	—	—	—	—	—	—	—	23,226
Income tax benefit	13,422	1,160	14,582	—	—	—	—	—	—	—	14,582

Net loss (income)	(69,560)	(81,504)	(151,064)	26	287	18,069	878	7,254	119,107	11,673	6,230

Normal EBITDA Adjustments:
Depreciation and amortization	27,419	21,358	48,777	—	—	—	—	—	—	—	48,777
Interest income	(86)	(1,485)	(1,571)	—	—	—	—	—	—	—	(1,571)
Interest expense	18,520	510	19,030	—	—	—	—	—	—	—	19,030
Other income	(23,589)	363	(23,226)	—	—	—	—	—	—	—	(23,226)
Income tax	(13,422)	(1,160)	(14,582)	—	—	—	—	—	—	—	(14,582)

EBITDA	$(60,718)	$(61,918)	$(122,636)	$26	$287	$18,069	$878	$7,254	$119,107	$11,673	$34,658

(a)	Adjustment is to eliminate external incremental costs incurred by the Company and VLCY that are directly related to the merger transaction.

(b)	Adjustment is to eliminate costs directly associated with the integration of the Company and VLCY, including severance and other costs incurred to achieve synergies and the cost of retention and change in control agreements directly related to the merger. Integration costs also include approximately $0.3 million in 2008 related to the closure of our IntelliTools office in Petaluma, California, representing rent and other operating costs for the Petaluma office from the time we leased a smaller facility in January 2008 until its closure.

(c)	Represents corporate overhead costs for VLCY that are primarily related to the restatement of VLCY’s financial statements and the related activities for VLCY to become current with its SEC filings, costs to transition VLCY’s corporate office from Ann Arbor, Michigan to Dallas, Texas, and internal costs required to complete the strategic alternatives process that culminated in the proposed merger transaction. Going forward, we expect to incur ongoing corporate overhead and public company costs of approximately $4 million annually. For the year ended December 31, 2008, the adjustment represents the total costs of these activities less the $4 million estimate which we consider to be ongoing. Because VLCY’s restatement process and the relocation of VLCY’s corporate headquarters were substantially completed by the end of fiscal 2008, non-recurring corporate costs for the pre-merger period of 2009 are primarily related to internal costs of VLCY’s strategic alternative process.

(d)	For the period from January 1, 2007 through April 11, 2007, we held in escrow $0.6 million in connection with stock-based awards. As a result of the settlement with the former stockholders in 2008, the rights to the $0.6 million held in escrow were foregone. This amount was recorded as income in interest and other expenses in our historical statement of operations for 2008 and, accordingly, is excluded from EBITDA. Voyager’s historical statements of operations include stock-based compensation expense of $0.9 million for 2008 and $0.2 million for the pre-merger period of 2009. As of the merger date, 2.3 million stock options were granted to executives resulting in stock-based compensation expense of approximately $37,000 included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2009.

(e)	During 2008, the Company discovered certain irregularities relating to the control and use of cash and certain other general ledger items which revealed a substantial misappropriation of assets over a period of more than four years. These irregularities were perpetrated by a former employee, resulting in embezzlement losses, net of recoveries. For further information, see Note 3 to our Consolidated Financial Statements included herein.

(f)	Under applicable accounting guidance for business combinations, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value. In our Consolidated Financial Statements for 2009, net sales have been reduced by $1.4 million due to the write-down of deferred revenue to its estimated fair value as of the merger date. The write-down was determined by estimating the cost to fulfill the related future customer obligations plus a normal profit margin. Partially offsetting this impact, cost of sales and marketing expenses were reduced by $0.3 million for other purchase accounting adjustments, primarily a write-down of deferred costs to zero at the acquisition date. The adjustment of deferred revenue and deferred costs to fair value is required only at the purchase accounting date; therefore, its impact on net sales, cost of sales, and sales and marketing expense is non-recurring.

(g)	For additional information on goodwill impairment charges, see Note 8 to our Consolidated Financial Statements included herein.

(h)	Lease termination charges are for the discontinuance of office space and other leases resulting from the transition of VLCY’s corporate headquarters from Ann Arbor, Michigan to Dallas, Texas.
Our senior secured credit agreement and our senior unsecured credit agreement contain a financial covenant regarding a total leverage ratio based on adjusted EBITDA and the senior unsecured credit agreement also contains a financing covenant regarding minimum adjusted EBITDA (calculated as set forth in the credit agreements) as of the end of each fiscal quarter. In addition to the adjustments shown in Adjusted EBITDA in the table above, our credit agreements allow additional adjustments that permit the add-back of specified non-operational expenses that, in the view of the lenders, are reasonable adjustments to EBITDA. These are shown in the table below. We have not presented these additional adjustments as part of the Unaudited EBITDA and Adjusted EBITDA data above because they are adjustments that management would not commonly make in internal use of Adjusted EBITDA for establishing and measuring operational performance targets. These additional adjustments are set forth in the table below to provide a reconciliation of the adjusted EBITDA allowed by our credit agreements to our Adjusted EBITDA as presented above and represent the adjusted EBITDA per the credit agreement for 2009 that we expect to report to our lenders at the end of the first quarter.

2009 Adjusted
EBITDA per
(In thousands)	Credit Agreement
(unaudited)
Adjusted EBITDA per table above	$50,796
Additional adjustments allowed to EBITDA per the Company’s credit agreement:
Equity cure	2,959
Certain operating taxes	1,249
Management fees	200
Employee severance (non-integration)	107
Certain legal costs	342
Amendment fees in excess of amount allowed	(171)
Other	20

Adjusted EBITDA per the credit agreement	$55,502

We are still completing our debt compliance reporting, but based on the above adjusted EBITDA per the credit agreement, we expect to report a total leverage ratio for the year ended December 31, 2009 of approximately 3.0, which is in compliance with the debt covenant requirement that the total leverage ratio be no greater than 6.5:1. Further, we are in compliance with the requirement that adjusted EBITDA per the credit agreement be in excess of $25.0 million.
Capital Expenditures and Outlook

			Period from
			January 29, 2007	Period from
	Year Ended	Year Ended	(Inception)	January 1, 2007
	December 31,	December 31,	through December 31,	through April 11,
(Dollars in millions)	2009	2008	2007	2007
Pre-publication costs	$2.4	$2.2	$2.7	$0.4
Fixed capital	1.0	1.0	0.7	0.7

Total expenditures for property, equipment, and pre-publication costs	$3.4	$3.2	$3.4	$1.1

Capital spending in 2010 will increase relative to 2009 due to the VLCY acquisition. VLCY historically spent more on capital items and in house development as compared to Cambium. The 2010 expenditures are expected to range between $10.0 million and $13.0 million. Capital expenditures for 2010 will be concentrated primarily on ongoing and new product development, which management believes will generate future sales growth. Additionally, 2010 will include capitalized items related to expenditures which will facilitate the integration of VLCY and the Company.
We believe that current cash, cash equivalents and short term investment balances, expected income tax refunds, and cash generated from operations will be adequate to fund the working capital and capital expenditures necessary to support our currently expected sales for the foreseeable future.
Commitments and Contractual Obligations
We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our Consolidated Financial Statements but are required to be disclosed.

The following table summarizes our significant operational and contractual obligations and commercial commitments at December 31, 2009 showing the future periods in which such obligations are expected to be settled in cash:

(in millions)	Total	2010	2011 & 2012	2013 & 2014	After 2014
Senior secured revolving credit as of December 31, 2009	$5.0	$5.0	$—	$—	$—
Senior secured notes as of December 31, 2009	126.4	10.3	20.3	95.8	—
Senior unsecured notes as of December 31, 2009	64.2	—	—	64.2	—
Build-to-suit lease obligations as of December 31, 2009	7.5	1.0	2.1	2.2	2.2
Other capital lease obligations as of December 31, 2009	0.2	0.1	0.1	—	—
Operating lease obligations as of December 31, 2009	6.2	2.3	2.7	1.1	0.1
Contingent value rights as of December 31, 2009	9.6	4.0	5.6	—	—
As of December 31, 2009, we also have $11.7 million in obligations with respect to our pension plan. For further information, see Note 15 to our Consolidated Financial Statements included herein.
We have letters of credit outstanding as of December 31, 2009 in the amount of $2.3 million to support workers’ compensation insurance coverage, certain of our credit card programs, the build-to-suit lease, and performance bonds for certain contracts. We maintain a $1.1 million certificate of deposit as collateral for the workers’ compensation insurance and credit card program letters of credit and for our Automated Clearinghouse (ACH) programs. The certificate of deposit is recorded in other assets.
As of December 31, 2009, we had approximately $1.3 million of long-term income tax liabilities that have a high degree of uncertainty regarding the timing of the future cash outflows. We are unable to reasonably estimate the years when settlement will occur with the respective tax authorities.
We incurred $3.0 million to an affiliate of VSS at the closing of the mergers in consideration of providing advisory services with respect to the transaction. One million dollars of this fee was paid in cash at closing, and the balance becomes payable if and when Cambium Learning’s ratio of total outstanding debt to adjusted EBITDA drops below 3.0:1. Three-quarters of this remaining balance will be allocated pro rata among VSS and certain of the members of VSS-Cambium Holdings III, LLC. For purposes of determining when this fee is to be paid, adjusted EBITDA is calculated in the same manner as that measure is calculated under Cambium Learning’s senior unsecured credit agreement.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities.
On an ongoing basis, we evaluate our estimates including those related to accounting for revenue recognition, impairment, capitalization and depreciation, allowances for doubtful accounts and sales returns, inventory reserves, income taxes, and other contingencies. We base our estimates on historical experience and other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily available from other sources. Actual results may differ from these estimates, which could have a material impact on our financial statements.
Certain accounting policies require higher degrees of judgment than others in their application. We consider the following to be critical accounting policies due to the judgment involved in each. For a detail discussion of our significant accounting policies see Note 2 to our Consolidated Financial Statements included herein.
Revenue Recognition. Revenues are derived from sales of reading, math and science, and professional development solutions to school districts primarily in the United States Sales include printed materials and often online access to educational materials for individual students, teachers, and classrooms. Revenue from the sale of printed materials for reading and math products is recognized when the product is shipped to or received by the customer. Revenue for product support, training and implementation services, and online subscriptions is recognized over the period services are delivered. Revenue for our professional development courses, which include an Internet delivery component, is recognized over the contractual delivery period, typically nine to twelve months. ExploreLearning and Learning A-Z derive revenue exclusively from sales of online subscriptions to their reading, math and science teaching websites. Typically, the subscriptions are for a twelve month period and the revenue is recognized ratably over the period the online access is available to the customer.

The division of revenue between shipped materials, online materials, and ongoing support and services is determined in accordance with applicable accounting guidance for revenue arrangements with multiple deliverables. Revenue for the online content sold separately or included with certain curriculum materials is recognized ratably over the subscription period, typically a school year.
Revenues related to maintenance and support are recognized on a straight-line basis over the period that maintenance and support are provided. In certain instances, telephone support and software repairs are provided for free within the first year of licensing the software. The cost of providing this service is insignificant, and is accrued at the time of revenue recognition. Maintenance and support services include telephone support, bug fixes, and for certain products, rights to upgrades and enhancements on a when-and-if available basis. Revenues under multiple-element software license arrangements, which may include several different software products and services sold together, including training and maintenance and support, is allocated to each element based on the residual method in accordance with accounting guidance for software revenue recognition.
We enter into agreements to license certain book publishing rights and content. We recognize the revenue from these agreements when the license amount is fixed and determinable, collection is reasonably assured, and the license period has commenced. For those license agreements that require us to deliver additional materials as part of the license agreement, the revenue is recognized when the product is received by the customer. Shipments to school book depositories are on consignment and revenue is recognized based on shipments from the depositories to the schools.
Impairment of Goodwill. We review the carrying value of goodwill for impairment at least annually. The annual analysis is performed as of December 1 or when certain triggering events occur. The applicable accounting guidance requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of that unit, goodwill is not impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value of that unit, then a second step must be performed to determine the implied fair value of the reporting entity’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.
Determining the fair value of a reporting unit is judgmental in nature, and involves the use of significant estimates and assumptions. These estimates and assumptions may include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values of our reporting units.
2009 Quarterly Impairment Reviews. In June 2009 we determined that the signing of the merger agreement was a triggering event requiring us to review goodwill for impairment. At the time of this review, we had two reporting units: Published Products and Learning Technologies. In the first step of the impairment test for the second quarter of 2009, the fair market value of each reporting unit was determined using an income approach and was dependent on multiple assumptions and estimates, including future cash flow projections with a terminal value multiple and the discount rate used to determine the expected present value of the estimated future cash flows. Future cash flow projections were based on management’s best estimates of economic and market conditions over the projected period including industry fundamentals such as the state of educational funding, revenue growth rates, future costs and operating margins, working capital needs, capital and other expenditures, and tax rates. The discount rate applied to the future cash flows was a weighted-average cost of capital and took into consideration market and industry conditions, returns for comparable companies, the rate of return an outside investor would expect to earn, and other relevant factors. The first step of impairment testing as of June 30, 2009 showed that the carrying value of our Published Products unit exceeded its fair value and that the second step of testing was required for this unit.
The second step of the goodwill impairment analysis requires the allocation of the fair value of the reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. The fair values included in the second step of the second quarter 2009 goodwill impairment analysis were dependent on multiple assumptions and estimates, including the projected cash flows and discount rate used for the first step of the analysis, as well as the percentage of future revenues and cash flows attributable to the intangible assets, asset lives used to generate future cash flows, royalty relief savings attributable to our trademarks, normal profit margins applicable to deferred revenues, and other assumptions used in determining the fair value of assets and liabilities in a hypothetical purchase accounting allocation. As a result of the second step of the second quarter 2009 impairment test, the goodwill balance for the reporting unit as of the measurement date was determined to be partially impaired, and an impairment charge of $9.1 million was recorded as of June 30, 2009.

We also reviewed goodwill for impairment as of September 30, 2009. For that review, the first step in the impairment test showed that the fair value of each reporting unit exceeded its carrying value and goodwill was therefore not impaired.
Year End Impairment Review. We currently have three reporting units for purposes of the annual goodwill impairment review: Voyager, Sopris and Cambium Learning Technologies. In the first step of the impairment test for fiscal year 2009, the fair market value of each reporting unit was determined using an income approach and was dependent on multiple assumptions and estimates, including future cash flow projections with a terminal value multiple and the discount rate used to determine the expected present value of the estimated future cash flows. Future cash flow projections were based on management’s best estimates of economic and market conditions over the projected period including industry fundamentals such as the state of educational funding, revenue growth rates, future costs and operating margins, working capital needs, capital and other expenditures, and tax rates. The discount rate applied to the future cash flows was a weighted-average cost of capital and took into consideration market and industry conditions, returns for comparable companies, the rate of return an outside investor would expect to earn, and other relevant factors. The first step of impairment testing for fiscal 2009 showed that the fair value of each reporting unit exceeded its carrying value; therefore, no second step of testing was required.
The adverse developments in the education funding environment that affected our operations during fiscal year 2008 and 2009 may continue to have an impact, and potentially increase the impact, on our future sales, profits, cash flows and carrying value of assets. Although management has included its best estimates of the impact of these and other factors in our cash flow projections, the projection of future cash flows is inherently uncertain and requires a significant amount of judgment. Actual results that are significantly different than these cash flow projections or a change in the discount rate could significantly affect the fair value estimates used to value our reporting units in step one of the goodwill analysis or the fair values of our other asset and liability balances used in step two of the goodwill analysis, and could result in future goodwill impairments.
Impairment of Long Lived Assets. We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate net book value may not be recoverable from the estimated undiscounted future cash flows. If our review indicates any assets are impaired, the impairment of those assets is measured as the amount by which the carrying amount exceeds the fair value as estimated by discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal. For fiscal year 2009, no impairment was indicated.
The determination whether our definite-lived intangible assets are impaired involves significant assumptions and estimates, including projections of future cash flows, the percentage of future revenues and cash flows attributable to the intangible assets, asset lives used to generate future cash flows, and royalty charges attributable to trademarks. The impairment calculations are most sensitive to the future cash flow assumptions. Future cash flow projections are based on management’s best estimates of economic and market conditions over the projected period including industry fundamentals such as the state of educational funding, revenue growth rates, future costs and operating margins, working capital needs, and capital and other expenditures. Adverse developments in the education funding environment, including the reductions in Reading First funding that occurred in 2008 and reductions in available state and local funds as property taxes decline have affected our operations during 2009 and may continue to have an impact, and potentially increase the impact, on our future sales, profits, cash flows and carrying value of assets. However, we have seen recent improvements in the funding environment and management expects that the impact of these adverse developments will stabilize in 2010.
Pre-Publication Costs. We capitalize certain pre-publication costs of our curriculum, including art, prepress, editorial, and other costs incurred in the creation of the master copy of our curriculum products. Pre-publication costs are amortized over the expected life of the education program, generally on an accelerated basis over a period of five years. The amortization methods and periods chosen reflect the expected sales generated by the education programs. We periodically review the recoverability of the capitalized costs based on expected net realizable value.
Royalty Advances. Royalty advances to authors are capitalized and represent amounts paid in advance of the sale of an author’s product. These costs are then amortized as the related publication is sold. We evaluate advances periodically to determine if they are expected to be recovered and reserve any portion of a royalty advance that is not expected to be recovered.
Accounts Receivable. Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of returns as well as other factors that in our judgment could reasonably be expected to cause sales returns to differ from historical experience. Actual returns could differ from our estimates.
Inventory. Inventory is stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or market, and consists of finished goods. We reduce slow-moving or obsolete inventory to net realizable value. Inventory values are maintained at an amount that management considers appropriate based on factors such as the inventory aging, historical usage of the product, future sales forecasts, and product development plans. These factors involve management’s judgment and changes in estimates could result in increases or decreases to the inventory values. Inventory values are reviewed on a periodic basis.

Derivative Instruments. We use an interest rate derivative instrument to hedge our exposure to interest rate volatility resulting from the senior secured credit agreement. We are required to report all derivative instruments on our balance sheet at fair value. Applicable FASB accounting guidance sets forth the criteria for designation and effectiveness of hedging relationships, and provides generally that all designations must be made at the inception of each instrument. As we did not make such initial designations at inception, we are required to recognize changes in the fair value of the derivative instrument in the current period as other income or expense. We determine the fair value of the interest rate swap from a third-party quote. This value represents the estimated amount that we would receive or pay to terminate the swap agreement taking into consideration current interest rates.
Income Taxes. Provision is made for the expense, or benefit, associated with taxes based on income. The provision for income taxes is based on laws currently enacted in every jurisdiction in which we do business and considers laws mitigating the taxation of the same income by more than one jurisdiction. Significant judgment is required in determining income tax expense, current tax receivables and payables, deferred tax assets and liabilities, and valuation allowance recorded against the net deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback years, loss carryforward limitations, and tax planning strategies in assessing whether deferred tax assets will be realized in future periods. If, after consideration of these factors, management believes it is more likely than not that a portion of the deferred tax assets will not be realized, a valuation allowance is established. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.
We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if available evidence indicates that it is more likely than not that the position will be sustained on audit. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate these amounts, since this requires management to determine the probability of various possible outcomes. We reevaluate our uncertain tax positions on a periodic basis, based on factors such as changes in facts and circumstances, changes in tax law, effectively settled issues under audit and new audit activity.
Contingent Value Rights (CVRs). CVRs were issued to VLCY stockholders as part of the merger. Each CVR represents the right to receive a cash amount equal to the sum of the following amounts (minus specified agreed-upon liabilities, including agreed contingencies, potential working capital adjustments and expenses of the stockholders’ representative) under the merger agreement:
•	specified VLCY tax refunds received after the effective time of the merger, plus
•	the lesser of $4.0 million or the amount of specified post-signing tax refunds of VLCY received after the date of the merger agreement and on or prior to the date of the closing, which was $1.6 million, plus
•	any portion of the 280G Escrow Account (as defined in the merger agreement) which is not paid to its beneficiary, plus
•	other amounts specified in the escrow agreement,
divided by the total number of shares of VLCY common stock outstanding as of the effective time of the mergers.
The ultimate value of the CVRs is not known at this time; however it is not expected to be more than $11 million and could be as low as zero. As of the merger date, a fair value of $9.6 million has been recorded as a liability for the CVR payments. The determination of fair value of the CVRs involves significant assumptions and estimates regarding the likelihood, amount and timing of cash flows related to the elements of the CVRs. Future changes in the estimate of the fair value of the CVRs will impact results of operations and could be material. As of December 31, 2009, restricted assets in an escrow account for the benefit of the CVR were $7.9 million.
Other Contingencies. Other contingencies are recorded when it is probable that a liability exists and the value can be reasonably estimated.

We have a potential indemnification liability related to state income taxes that have been assessed against a former subsidiary of VLCY sold in 2007. Management believes that it is likely that our position will be upheld and we do not have a liability accrued. This contingency was identified as an agreed contingency for the CVR and, as such, any amount paid would potentially offset payments due under the CVR in accordance with the merger agreement terms. As of yearend 2009, the fair value of the CVR includes a reduction of $0.9 million related to this state income tax issue, calculated using management assumptions related to the likelihood, amount and timing of any cash outflows for this agreed-upon contingency. If the former subsidiary’s tax position is not upheld, we could incur significant indemnification expense in future periods to our Statements of Operations and amounts payable to prior VLCY stockholders for the CVR could be materially reduced from our estimate as of December 31, 2009. The former subsidiary has appealed the assessment and is awaiting an administrative decision by the state taxing authority. If the administrative decision by the state taxing authority is unfavorable, the former subsidiary plans to appeal the decision. We expect the final resolution of any tax litigation or potential settlement could range from zero to approximately $17.5 million (including interest). To the extent funds are available in the CVR escrow account, our cash exposure could be reduced by up to fifty percent.
Recently Issued Financial Accounting Standards
Information regarding recently issued accounting standards is included in Note 2 to the Consolidated Financial Statements, which is included in Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We have outstanding at year end $102.2 million of indebtedness under Cambium Learning’s senior secured credit facility (including $5.0 million in revolving credit outstanding but not including $2.3 million in outstanding letters of credit) and have outstanding at year end $54.6 million of the senior unsecured notes due on April 11, 2014, which were issued on April 12, 2007. Cambium Learning will have $63.2 million of its debt under Cambium Learning’s senior secured credit facility bearing interest at variable rates. Assuming that Cambium Learning does not have in effect any interest rate swaps or cap agreements applicable to its variable rate facilities, an increase in the variable component used in determining the interest rates on Cambium Learning’s variable rate facilities would result in the interest rates under these facilities being limited by the maximum interest rate applicable to the facilities. Giving effect to the foregoing assumptions and assumed applicable tax rate of 38.5%, we expect that our annual earnings would decrease by approximately $0.4 million for each one percentage point increase in the rates applicable to Cambium Learning’s variable debt, and by $3.9 million for a ten percent increase in the variable component used in determining the interest rates applicable to Cambium Learning’s variable debt.
At present, Cambium Learning has in place an interest rate swap agreement that hedges against the risk on $39 million of its credit agreement debt, that the three-month LIBOR will exceed 5.417% per annum. Cambium Learning makes payments to the counterparty under the swap agreement to the extent that the three-month LIBOR is below 5.417% and is entitled to receive payments from the counterparty to the extent that the three-month LIBOR exceeds 5.417%. The three-month LIBOR was 0.26% at December 31, 2009. Giving effect to the foregoing assumptions and assumed applicable tax rate of 38.5%, Cambium Learning expects that its annual earnings would decrease by approximately $0.2 million for each one percentage point decrease in the three-month LIBOR rate below the 5.417% fixed maximum rate and expects that its annual earnings would increase by approximately $0.2 million for each one percentage point increase in the three-month LIBOR rate above the 5.417% fixed maximum rate.
Foreign Currency Risk
We do not have material exposure to changes in foreign currency rates. As of December 31, 2009, we do not have any outstanding foreign currency forwards or option contracts.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Cambium Learning Group, Inc.
We have audited the accompanying consolidated balance sheet of Cambium Learning Group, Inc. and subsidiaries (the “Company”), as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited financial statement schedule II. The Company’s management is responsible for these financial statements and financial statement schedule. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements and financial statement schedule referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Whitley Penn LLP
Dallas, Texas
March 26, 2010

Report of Independent Registered Public Accounting Firm
To the Board of Managers and Members of VSS-Cambium Holdings, LLC:
We have audited the accompanying consolidated balance sheet of VSS-Cambium Holdings, LLC (a Delaware limited liability company) and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, members’ equity, and cash flows for the year then ended. Our audit of the basic financial statements included the financial statement schedule, Schedule II: Valuation and Qualifying Accounts for the year ended December 31, 2008 appearing under Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VSS-Cambium Holdings, LLC and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 30, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Grant Thornton LLP
Boston, Massachusetts
October 8, 2009 except for
Note 21, as to which the date
is October 29, 2009 and except for
Note 1 (Segments), as to which the date is March 26, 2010

Report of Independent Registered Public Accounting Firm
The Board of Managers and Members of VSS-Cambium Holdings, LLC
We have audited the accompanying consolidated statements of operations, stockholders’/members’ equity, and cash flows of VSS-Cambium Holdings, LLC for the period from January 29, 2007 (inception) through December 31, 2007 (Successor basis), and the period from January 1, 2007 to April 11, 2007 (Predecessor basis). In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II for the period from January 29, 2007 (inception) through December 31, 2007 (Successor basis), and the period from January 1, 2007 to April 11, 2007 (Predecessor basis). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of VSS-Cambium Holdings, LLC’s operations and its cash flows for the period from January 29, 2007 (inception) through December 31, 2007 (Successor basis), and the period from January 1, 2007 to April 11, 2007 (Predecessor basis), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Boston, Massachusetts
September 3, 2008
Except for Notes 5 and 21,
relating to 2006 and 2007,
as to which the date is October 8, 2009

Cambium Learning Group, Inc. and Subsidiaries (Successor)
Cambium Learning, Inc. (Predecessor)
Consolidated Statements of Operations

			Successor Period	Predecessor
			From January 29,	Period From
	For the Year	For the Year	2007 through	January 1, 2007
	Ended December 31,	Ended December 31,	December 31,	through April 11,
(In thousands, except per share data)	2009	2008	2007	2007
Net Sales:
Product sales	$90,385	$89,207	$71,266	$15,238
Service revenues	10,663	10,524	9,581	3,176

Total net sales	101,048	99,731	80,847	18,414

Cost of sales:
Cost of product sales	19,591	20,246	19,749	3,896
Cost of service revenues	7,257	7,463	6,312	1,908
Amortization expense	17,527	15,966	11,719	3,392

Total cost of sales	44,375	43,675	37,780	9,196

Research and development expense	5,611	6,416	5,247	1,737
Sales and marketing expense	23,368	24,600	15,059	6,393
General and administrative expense	30,519	16,156	11,142	13,676
Shipping costs	1,512	2,348	2,739	445
Depreciation and amortization expense	9,723	11,453	9,338	732
Acquired in-process research and development	—	—	890	—
Goodwill impairment	9,105	75,966	—	—
Embezzlement and related expense	129	7,254	5,732	1,000

Total costs and expenses	124,342	187,868	87,927	33,179

Loss before interest, other income (expense) and income taxes	(23,294)	(88,137)	(7,080)	(14,765)

Net interest income (expense):
Interest income	10	86	144	24
Interest expense	(19,487)	(18,520)	(13,276)	(766)

Net interest income (expense)	(19,477)	(18,434)	(13,132)	(742)

Gain from settlement with previous stockholders	—	30,202	—	—
Loss on extinguishment of debt	—	(5,632)	—	—
Other income (expense), net	(698)	(981)	(1,557)	1

Loss before income taxes	(43,469)	(82,982)	(21,769)	(15,506)

Income tax benefit	7,704	13,422	7,838	3,694

Net loss	$(35,765)	$(69,560)	$(13,931)	$(11,812)

Net loss per common share:
Basic net loss per common share	$(1.63)	$(3.39)	$(0.68)	$(4.34)
Diluted net loss per common share	$(1.63)	$(3.39)	$(0.68)	$(4.34)

Average number of common shares and equivalents outstanding:
Basic	21,994	20,493	20,493	2,721
Diluted	21,994	20,493	20,493	2,721
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries (Successor)
Cambium Learning, Inc. (Predecessor)
Consolidated Balance Sheets
As of December 31, 2009 and December 31, 2008

(In thousands, except per share data)	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$13,345	$2,418
Accounts receivable, net	19,127	10,550
Inventory	19,812	12,850
Deferred tax assets	6,267	4,618
Restricted assets, current	9,755	—
Other current assets	6,010	1,181

Total current assets	74,316	31,617

Property, equipment and software at cost	24,951	20,769
Accumulated depreciation and amortization	(4,294)	(2,459)

Net property, equipment and software	20,657	18,310

Goodwill	151,915	116,373
Acquired curriculum and technology intangibles, net	44,695	3,847
Acquired publishing rights, net	52,312	66,261
Other intangible assets, net	28,133	28,488
Pre-publication costs, net	5,464	3,838
Restricted assets, less current portion	14,930	—
Other assets	1,419	1,743

Total assets	$393,841	$270,477

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries (Successor)
Cambium Learning, Inc. (Predecessor)
Consolidated Balance Sheets
As of December 31, 2009 and December 31, 2008

(In thousands, except per share data)	2009	2008
LIABILITIES AND STOCKHOLDERS’/MEMBERS’ EQUITY

Current liabilities:
Notes payable — line of credit	$5,000	$5,000
Current portion of long-term debt	1,280	1,280
Current portion of capital lease obligations	443	375
Accounts payable	2,308	3,035
Contingent value rights, current	3,950	—
Accrued expenses	23,920	5,190
Deferred revenue, current	21,465	1,480

Total current liabilities	58,366	16,360

Long-term liabilities:
Long-term debt, less current portion	150,487	153,787
Capital lease obligations, less current portion	12,695	12,960
Deferred revenue, less current portion	2,716	430
Contingent value rights, less current portion	5,649	—
Other liabilities	24,156	18,736

Total long-term liabilities	195,703	185,913

Commitments and contingencies (See Note 19)

Stockholders’ and members’ equity:
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at December 31, 2009)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 43,859 shares issued and outstanding at December 31, 2009)	44	—
Capital surplus	258,789	—
Members’ interest	—	151,707
Accumulated deficit	(119,268)	(83,503)
Other comprehensive income (loss):
Pension and postretirement plans	206	—
Net unrealized gain on securities	1	—

Accumulated other comprehensive income (loss)	207	—

Total stockholders’ and members’ equity	139,772	68,204

Total liabilities and stockholders’/members’ equity	$393,841	$270,477

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries (Successor)
Cambium Learning, Inc. (Predecessor)
Consolidated Statements of Cash Flows

			Successor Period
			from January	Predecessor
			29, 2007	Period from
	Year Ended	Year Ended	(Inception)	January 1, 2007
	December 31,	December 31,	through December 31,	through April 11,
(in thousands)	2009	2008	2007	2007
Operating activities:
Net loss	$(35,765)	$(69,560)	$(13,931)	$(11,812)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	27,250	27,419	21,057	4,123
Acquired in-process research and development	—	—	890	—
Inventory step-up		—	2,931	—
Goodwill impairment	9,105	75,966	—	—
Gain from settlement with previous stockholders	—	(30,202)	—	—
Gain from recovery of property held for sale	—	(1,578)	—	—
Loss on extinguishment of debt — unamortized debt issuance costs	—	4,594	—	—
Non-cash interest expense	2,309	1,701	642	—
Amortization of deferred financing costs	—	604	679	—
Loss (gain) on derivative instruments	(1,390)	848	1,534	—
Loss on disposal of assets	2	—	—	—
Stock-based compensation — employee awards	37	(618)	—	(69)
Stock-based compensation — subscription rights	2,222	—	—	—
Deferred income taxes	(7,975)	(13,526)	(8,365)	(4,553)

Changes in operating assets and liabilities:
Accounts receivable, net	2,306	(1,041)	306	(769)
Inventory	4,725	(3,152)	(867)	(499)
Other current assets	3,022	(355)	488	1,732
Other assets	1,579	(15)	724	40
Restricted assets	(7,948)	—	—	—
Accounts payable	(1,812)	(2,941)	(1,183)	3,856
Accrued expenses	4,980	(2,651)	(8,162)	4,049
Deferred revenue	497	480	861	154
Other long-term liabilities	(1,115)	172	(369)	(4)
Other, net	(95)	—	(469)	20

Net cash provided by (used in) operating activities	1,934	(13,855)	(3,234)	(3,732)

Investing activities:
Cash paid for acquisitions, net of cash acquired	(9,697)	(112)	(303,236)	—
Expenditures for property, equipment, and pre-publication costs	(3,395)	(3,201)	(3,370)	(1,100)
Settlement proceeds from previous stockholders	—	30,202	—	—

Net cash provided by (used in) investing activities	(13,092)	26,889	(306,606)	(1,100)

Financing activities:
Proceeds from debt	—	—	172,105	—
Repayment of debt	(5,585)	(24,280)	(960)	—
Principal payments under capital lease obligations	(289)	(226)	(195)	(26)
Borrowings under revolving credit agreement	10,000	5,000	4,500	3,600
Payment of revolving credit facility	(10,000)	—	(4,500)	—
Proceeds from capital contributions	2,959	684	140,108	—
Proceeds from issuance of common stock in connection with the merger	25,000	—	—	—
Borrowings from affiliates	—	7,000	—	—
Distribution to members	—	—	(12)	—

Net cash provided by (used in) financing activities	22,085	(11,822)	311,046	3,574

Increase (decrease) in cash and cash equivalents	10,927	1,212	1,206	(1,258)

Cash and cash equivalents, beginning of year	2,418	1,206	—	1,642

Cash and cash equivalents, end of year	$13,345	$2,418	$1,206	$384

Supplemental disclosure of cash flow information:
Income taxes paid (refunded)	$(3,080)	$742	$(337)	$278
Interest paid	16,936	16,215	11,983	799

Supplemental disclosure of noncash investing and financing activities:
Non-cash acquisition costs paid	86,546	—	—	—
Rollover in capital contribution	—	—	3,915	—
Conversion of unsecured notes payable — affiliates	—	7,000	—	—
Assets received in settlement — property held for sale	—	1,578	—	—
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries (Successor)
Cambium Learning, Inc. (Predecessor)
Consolidated Statements of Stockholders’ and Members’ Equity and Comprehensive Income (Loss)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
(in thousands)	Shares	Value	Shares	Par Value	Capital	Deficit	Total
Predecessor Period
Balance at December 31, 2006	84,700	$84,655	2,721	$27	$6,895	$(12,682)	$78,895
Stock-based compensation	—	—	—	—	(69)	—	(69)
Conversion of preferred stock to common stock	(84,700)	(84,655)	84,700	85	84,570	—	—
Net loss	—	—	—	—	—	(11,812)	(11,812)

Balance at April 11, 2007	—	$—	87,421	$112	$91,396	$(24,494)	$67,014

			Additional		Accumulated Other
	Common Stock		Paid in	Members’	Comprehensive	Accumulated
(Dollars and shares in thousands)	Shares	Par Value	Capital	Interest	Income	Deficit	Total
Successor Period
Balance at January 29, 2007 (inception):	—	$—	$—	$—	$—	$—	$—

Capital contribution by members	—	—	—	144,023	—	—	144,023
Distribution to members	—	—	—	—	—	(12)	(12)
Net loss	—	—	—	—	—	(13,931)	(13,931)

Balance at December 31, 2007	—	—	—	144,023	—	(13,943)	130,080

Capital contribution by members	—	—	—	7,684	—	—	7,684
Net loss	—	—	—	—	—	(69,560)	(69,560)

Balance at December 31, 2008	—	—	—	151,707	—	(83,503)	68,204

Capital contribution by members	—	—	—	2,959	—	—	2,959

Conversion of members’ interests to common shares in connection with the merger (a)	20,493	20	154,646	(154,666)	—	—	—

Issuance of common stock to members in exchange for a $25 million capital contribution in connection with the merger	3,846	4	24,996	—	—	—	25,000
Issuance of common stock to Voyager stockholders in connection with the merger	19,520	20	76,888	—	—	—	76,908
Issuance of subscription rights in connection with the merger	—	—	2,222	—	—	—	2,222
Stock-based compensation	—	—	37	—	—	—	37

Comprehensive income (loss):
Net loss	—	—	—	—	—	(35,765)	(35,765)
Pension plan	—	—	—	—	206	—	206
Unrealized gain on securities	—	—	—	—	1	—	1

Total comprehensive income (loss)							(35,558)

Balance at December 31, 2009	43,859	$44	$258,789	$—	$207	$(119,268)	$139,772

(a)	As the previous members are also majority stockholders in Cambium Learning Group, Inc., the common shares issued on December 8, 2009 in connection with the merger will be considered outstanding for all successor periods presented for purposes of calculating earnings per share.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries (Successor)
Cambium Learning, Inc. (Predecessor)
Notes to the Consolidated Financial Statements
Note 1 — Basis of Presentation
Cambium Learning Group, Inc. (Successor). Cambium Learning Group, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in June 2009. On December 8, 2009, the Company completed the mergers of Voyager Learning Company (“VLCY”) and VSS-Cambium Holdings II Corp. (“Cambium”) into two of our wholly-owned subsidiaries, resulting in VLCY and Cambium becoming wholly-owned subsidiaries. Following the completion of the mergers, all of the outstanding capital stock of VLCY’s operating subsidiaries, Voyager Expanded Learning, Inc. and LAZEL, Inc., were transferred to Cambium Learning, Inc., Cambium’s operating subsidiary (“Cambium Learning”).
The results of VLCY are included in the Company’s operations beginning with the December 8, 2009 merger date; therefore the 2009 financials include VLCY for the last 23 days of the year and the results of the Company for the full year. The transaction was accounted for as an “acquisition” of VLCY by Cambium, as that term is used under U.S. GAAP, for accounting and financial reporting purposes under the applicable accounting guidance for business combinations. In making this determination, management considered that (a) the newly developed entity did not have any significant pre-combination activity and, therefore, did not qualify to be the accounting acquirer and (b) the former sole stockholder of Cambium is the majority holder of the combined entity, while the prior owners of VLCY became minority holders in the combined entity. As a result, the historical financial statements of Cambium have become the historical financial statements of the Company.
Cambium Learning, Inc. (Predecessor). VSS-Cambium Holdings, LLC was formed on January 29, 2007. VSS-Cambium Holdings, LLC was formed to enter into a stock purchase agreement, dated as of January 29, 2007, by and among Cambium Learning, the former stockholders of Cambium Learning and VSS-Cambium Holdings, LLC, and to acquire all of the capital stock of Cambium Learning. On February 7, 2007, VSS-Cambium Management, LLC was formed. VSS-Cambium Management, LLC was formed for the purpose of providing selected key employees of Cambium Learning with an equity participation in the future appreciation in the value of Cambium Learning. VSS-Cambium Management, LLC is a member of VSS-Cambium Holdings, LLC and holds an equity interest in VSS-Cambium Holdings, LLC. On April 12, 2007, VSS-Cambium Holdings, LLC acquired 100% of the capital stock of Cambium Learning. The operating results of VSS-Cambium Holdings, LLC include Cambium Learning’s operating results from the acquisition date.
In accordance with the requirements of purchase accounting, the assets and liabilities of Cambium Learning were adjusted to their estimated fair values and the resulting goodwill computed as of the acquisition date. Accordingly, and because of other effects of purchase accounting, the accompanying consolidated financial statements as of and for the period prior to the VSS-Cambium Holdings, LLC acquisition are not comparable. Therefore, the consolidated financial statements present the Company as of December 31, 2007 (Successor basis reflecting activity of the Company from January 29, 2007 and including the results of Cambium Learning from April 12, 2007) and the period January 1, 2007 through April 11, 2007 (Predecessor basis for the period prior to the Company’s acquiring Cambium Learning).
Fiscal Year. The consolidated financial statements present the Company as of a calendar year ending on December 31.
Nature of Operations. The Company currently operates in three business segments: Voyager, a comprehensive intervention business; Sopris, a supplemental solutions business; and Cambium Learning Technologies, a technology based education product business. Prior to the merger transaction completed on December 8, 2009, the Company had two reportable segments: Published Products and Learning Technologies.
The reading programs in the Voyager business unit consist of: Voyager Passport; Voyager Universal Literacy System; Ticket to Read; Passport Reading Journeys; TimeWarp Plus; Voyager Pasaporte; LANGUAGE!; Read Well and We Can!. The math programs in the Voyager business unit consist of: Vmath; Vmath Summer Adventure; TransMath; Algebra Rescue and Voyages. The Voyager business unit also includes professional development programs.
The Sopris business unit comprises products making up the supplemental solutions business. Sopris’ primary products consist of Step Up to Writing, Rewards, Dynamic Indicators of Basic Early Literacy Skills (DIBELS/IDEL), Language Essentials for Teachers of Reading and Spelling (LETRS), The Six Minute Solution, and Algebra Ready.

Cambium Learning Technologies offers products under four different brands. Learning A-Z is a group of related websites known as Reading A-Z, Raz-Kids, Reading-Tutors, Vocabulary A-Z and Writing A-Z, which provide online supplemental reading, writing and vocabulary lessons, books, and other resources for students and teachers. Science A-Z, a Learning A-Z website, is aimed at the supplemental science market. ExploreLearning is a subscription-based online library of interactive simulations in math and science for grades 3-12. ExploreLearning supplies online simulations in math and science. Kurzweil Educational Systems is a program that primarily targets students in middle school through higher education struggling with reading and writing, specifically those students with ADHD, dyslexia and visual impairments. IntelliTools offers hardware products that target students with physical, visual and cognitive disabilities that make using a standard keyboard and mouse difficult. IntelliTools also offers software products that target elementary and middle school special education students struggling with reading and math.
Reclassifications. Certain reclassifications to the Consolidated Financial Statements for all prior periods presented have been made to conform to the 2009 presentation. Such reclassifications include the following adjustments from the Statements of Operations presented in previous reports: (1) amortization expense related to tradenames and trademarks has been re-allocated from cost of sales and included as a component of the line item depreciation and amortization expense (See Note 2); (2) research and development expense, previously included with cost of sales, is now a separate line item within operating expenses; and (3) previously reported selling, general and administrative expense is now presented as four separate line items including sales and marketing expense, general and administrative expense, shipping costs, and depreciation and amortization expense.
Segments. Prior to the merger transaction completed on December 8, 2009, the Company had two reportable segments: Published Products and Learning Technologies. Subsequent to the merger transaction, the Company operates as three reportable segments with separate management teams and infrastructures that offer various products and services: Voyager, our comprehensive intervention business; Sopris, our supplemental solutions business; and Cambium Learning Technologies, our technology based education product business. The Company’s historical segment reporting results have been re-allocated for comparative purposes to reflect the current organizational structure. These reclassifications required certain assumptions and estimates. See Note 21 to the financial statements for further information on the Company’s reportable segments.
Note 2 — Significant Accounting Policies
Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Subsequent actual results may differ from those estimates.
Principles of Consolidation. The Successor consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries: Voyager Learning Company, Voyager Expanded Learning, Inc., LAZEL, Inc., Cambium Learning, Inc., Cambium Learning (New York), Inc., Sopris West Educational Services, Inc., Kurzweil Educational Systems, Inc., and IntelliTools, Inc. All inter-company accounts and transactions are eliminated in consolidation.
The Predecessor consolidated financial statements for the period from January 1, 2007 through April 11, 2007 include the accounts of Cambium Learning and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.
Revenue Recognition. Revenues are derived from sales of reading, math and science, and professional development solutions to school districts primarily in the United States. Sales include printed materials and often online access to educational materials for individual students, teachers, and classrooms. Revenue from the sale of printed materials for reading and math products is recognized when the product is shipped to or received by the customer based on shipping terms. Revenue for product support, training and implementation services, and online subscriptions is recognized over the period services are delivered. Revenue for our professional development courses, which include an Internet delivery component, is recognized over the contractual delivery period, typically nine to twelve months. ExploreLearning and Learning A-Z derive revenue exclusively from sales of online subscriptions to their reading, math and science teaching websites. Typically, the subscriptions are for a twelve-month period and the revenue is recognized ratably over the period the online access is available to the customer.
The division of revenue between shipped materials, online materials, and ongoing support and services is determined in accordance with applicable accounting guidance for revenue arrangements with multiple deliverables. Revenue for the online content sold separately or included with certain curriculum materials is recognized ratably over the subscription period, typically a school year.

Revenues related to maintenance and support are recognized on a straight-line basis over the period that maintenance and support are provided. In certain instances, telephone support and software repairs are provided for free within the first year of licensing the software. The cost of providing this service is insignificant, and is accrued at the time of revenue recognition. Maintenance and support services include telephone support, bug fixes, and for certain products, rights to upgrades and enhancements on a when-and-if available basis. Revenues under multiple-element software license arrangements, which may include several different software products and services sold together, including training and maintenance and support, is allocated to each element based on the residual method in accordance with accounting guidance for software revenue recognition.
The Company enters into agreements to license certain book publishing rights and content. Revenue from these agreements is recognized when the license amount is fixed and determinable, collection is reasonably assured, and the license period has commenced. For those license agreements that require us to deliver additional materials as part of the license agreement, the revenue is recognized when the product is received by the customer. Shipments to school book depositories are on consignment and revenue is recognized based on shipments from the depositories to the schools.
Accounts Receivable. Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.3 million and $0.7 million at year end 2009 and 2008, respectively. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of returns as well as other factors that in our judgment could reasonably be expected to cause sales returns to differ from historical experience.
Net Earnings (Loss) per Common Share. Basic net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period, including the potential dilution that could occur if all of our outstanding stock awards that are in-the-money were exercised, using the treasury stock method. A reconciliation of the weighted average number of common shares and equivalents outstanding used in the calculation of basic and diluted net earnings per common share are shown in the table below for the periods indicated:

			Successor Period	Predecessor Period
			From January 29,	From January 1,
	For the Year Ended	For the Year Ended	2007 through	2007 through
	December 31,	December 31,	December 31,	April 11,
(in thousands)	2009	2008	2007	2007

Basic	21,994	20,493	20,493	2,721
Dilutive effect of awards	—	—	—	—

Diluted	21,994	20,493	20,493	2,721

The following were not included in the computation of diluted net income per share because their effect would have been antidilutive: options to purchase shares of 2.3 million, zero, zero, and 5.9 million for the year ended December 31, 2009, the year ended December 31, 2008, for the period from January 29, 2007 to December 31, 2007 and for the period from January 1, 2007 to April 11, 2007, respectively; subscription rights to purchase shares of 4.7 million for the year ended December 31, 2009; and a warrant to purchase shares of 0.1 million for the year ended December 31, 2009.
As the previous members of VSS-Cambium Holdings, LLC are also majority stockholders in Cambium Learning Group, Inc., 20.5 million of common shares issued on December 8, 2009 in connection with the merger will be considered outstanding for the periods from January 1, 2009 to the merger date, the year ended December 31, 2008 and the period from January 29, 2007 to December 31, 2007. The 20.5 million shares reflect the number of shares issued to the sole stockholder of Cambium at the merger date in consideration of its pre-merger equity interest. The weighted-average shares outstanding for the year ended December 31, 2009 includes an additional 3.8 million shares issued to the sole stockholder in exchange for a $25 million contribution made at the time of the merger and 19.5 million shares issued to VLCY stockholders, as well as 0.4 million shares related to a warrant issued to the sole stockholder for which all contingencies have been resolved and that requires little consideration to exercise.
Cash and Cash Equivalents. The Company considers all highly liquid investments with maturities of three months or less (when purchased) to be cash equivalents. The carrying amount reported in the Consolidated Balance Sheets approximates fair value.
Inventory. Inventory is stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or market, and consists of finished goods. The Company reduces slow-moving or obsolete inventory to net realizable value.

Restricted Assets. Restricted assets consist of funds placed in a rabbi trust pursuant to the merger agreement for the purpose of funding certain obligations acquired in the VLCY merger, mostly deferred compensation, pension, and severance obligations, and an escrow of funds subject to the Contingent Value Rights (“CVRs”) described in Note 4.
Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the assets’ estimated useful lives using the straight-line method. Estimated lives are as follows.

Estimated Useful Life

Building	35 years
Land improvements	19 years
Machinery and equipment	8 – 15 years
Furniture and fixtures	8 years
Computer equipment and software	2 – 5 years
Leasehold improvements	Lesser of useful life or lease term
Expenditures for maintenance and repairs, as well as minor renewals, are charged to operations as incurred, while improvements and major renewals are capitalized.
Purchased and Developed Software. Purchased and developed software includes the costs to purchase third party software and to develop internal-use software. The Company follows applicable guidance for the costs of computer software developed or obtained for internal use for capitalizing software projects. Software costs are amortized over the expected economic life of the product, generally three to five years. At December 31, 2009 and 2008, unamortized capitalized software was $3.4 million and $1.8 million, respectively, which included amounts of software under development of $0.6 million and $0.1 million, respectively.
Acquired Curriculum and Technology. Acquired curriculum and technology represents curriculum and developed technology acquired in the acquisitions of VLCY in 2009, certain assets of Tobii Assistive Technology, Inc. in 2008 and Cambium Learning in 2007 and is the initial purchase accounting value placed on the past development and refinement of the core methodologies, processes, measurement techniques, and technologies by which the Company structures curriculum. Acquired curriculum and technology is being amortized using an accelerated method over six to seven years, as it has an economic benefit declining over the estimated useful life. Acquired curriculum and technology is presented net of accumulated amortization of $4.3 million and $2.5 million as of yearend 2009 and 2008, respectively.
Acquired Publishing Rights. A publishing right allows the Company to publish and republish existing and future works, as well as transform, adapt, or create new works based on previously published materials. The Company determines the fair market value of the publishing rights arising from business combinations by discounting the after-tax cash flows projected to be derived from the publishing rights and titles to their net present value using a rate of return that accounts for the time value of money and the appropriate degree of risk. The useful life of the publishing rights is based on the lives of the various titles involved, which is generally ten years. The Company calculates amortization using either the straight-line method or the percentage of the projected discounted cash flows derived from the titles in the current year as a percentage of the total estimated discounted cash flows over the remaining useful life. The Company periodically reviews the recoverability of the publishing rights based on expected net realizable value, and generally retire the assets once fully depreciated. Acquired publishing rights are presented net of accumulated amortization of $38.0 million and $24.0 million as of yearend 2009 and 2008, respectively.
Pre-Publication Costs. The Company capitalizes certain pre-publication costs of its curriculum including art, prepress, editorial, and other costs incurred in the creation of the master copy of its curriculum products. Pre-publication costs are amortized over the expected life of the education program, generally on accelerated basis over a period of five years. The amortization methods and periods chosen reflect the expected sales generated by of the education programs. The Company periodically reviews the recoverability of the capitalized costs based on expected net realizable value, and generally retires the assets once fully depreciated. Pre-publication costs are presented net of accumulated amortization of $2.9 million and $1.2 million as of yearend 2009 and 2008, respectively.
Goodwill and Other Intangible Assets. Goodwill and other intangible assets are related to the acquisitions of VLCY in 2009, certain assets of Tobii Assistive Technology, Inc. in 2008 and Cambium Learning in 2007. Other intangible assets include tradenames/trademarks, reseller networks, customer relationships/lists, and conference attendee relationships, which are being amortized on a straight-line basis over estimated lives ranging from six to sixteen years, and non-compete agreements and contracts, which are being amortized on a straight-line basis over their contractual lives of three to four years. Other intangible assets are presented net of accumulated amortization of $26.2 million and $18.3 million as of year end 2009 and 2008, respectively.

See Note 8 herein for further discussion of our review of goodwill and the related impairment charges recognized in the years ended December 31, 2009 and December 31, 2008.
Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2009, for the year ended December 31, 2008, for the period from January 29, 2007 to December 31, 2007 and for the period from January 1, 2007 to April 11, 2007 was broken out as follows:

			For the Period From
			January 31, 2007	For the Period From
	For the Year Ended	For the Year Ended	through	January 1, 2007 through
(in thousands)	December 31, 2009	December 31, 2008	December 31, 2007	April 11, 2007
Acquired publishing rights	$13,949	$13,566	$10,473	$2,283
Acquired curriculum and technology	1,852	1,328	1,146	621
Pre-publication costs	1,707	1,072	100	488
Internally developed software related to product	19	—	—	—

Total amortization included in cost of sales	17,527	15,966	11,719	3,392

Tradenames and trademarks	1,349	1,330	1,130	120
Other intangible assets	6,555	8,650	7,222	311
Property, equipment and software	1,819	1,473	986	301

Total depreciation and amortization included in operating expenses	9,723	11,453	9,338	732

Total depreciation and amortization	$27,250	$27,419	$21,057	$4,124

Impairment of Long Lived Assets. The Company reviews the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate net book value may not be recoverable from the estimated undiscounted future cash flows. If the review indicates any assets are impaired, the impairment of those assets is measured as the amount by which the carrying amount exceeds the fair value as estimated by either quoted market prices or discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal. The determination whether our definite-lived intangible assets are impaired involves significant assumptions and estimates, including projections of future cash flows, the percentage of future revenues and cash flows attributable to the intangible assets, asset lives used to generate future cash flows, and royalty relief savings attributable to trademarks. For the year ended December 31, 2009, the year ended December 31, 2008, for the period from January 29, 2007 to December 21, 2007 and for the period from January 1, 2007 to April 11, 2007, no impairment was indicated.
Deferred Costs. Certain up-front costs associated with completing the sale of the Company’s products are deferred and recognized as the related revenue is recognized.
Advertising Costs. The Company, from time to time, ships products to prospective customers as samples. Samples costs are expensed to sales and marketing expense upon shipment and totaled $1.5 million, $1.6 million, $1.0 million and $0.3 million for the year ended December 31, 2009, the year ended December 31, 2008, for the period from January 29, 2007 to December 21, 2007 and for the period from January 1, 2007 to April 11, 2007, respectively. Other costs of advertising, which include advertising, print, and photography expenses, are expensed as incurred and totaled $2.9 million, $4.5 million, $2.5 million and $2.4 million for the year ended December 31, 2009, the year ended December 31, 2008, for the period from January 29, 2007 to December 21, 2007 and for the period from January 1, 2007 to April 11, 2007, respectively. The Company recognizes catalog expense when the catalog is mailed to potential customers. The cost to print the catalog is recorded in prepaid expenses on the Consolidated Balance Sheet until such time that the catalog is mailed.
Income Taxes. Provision is made for the expense, or benefit, associated with taxes based on income. The provision for income taxes is based on laws currently enacted in every jurisdiction in which the Company does business and considers laws mitigating the taxation of the same income by more than one jurisdiction. Significant judgment is required in determining income tax expense, current tax receivables and payables, deferred tax assets and liabilities, and valuation allowance recorded against the net deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback years, loss carryforward limitations, and tax planning strategies in assessing whether deferred tax assets will be realized in future periods. If, after consideration of these factors, management believes it is more likely than not that a portion of the deferred tax assets will not be realized, a valuation allowance is established. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if available evidence indicates that it is more likely than not that the position will be sustained on audit. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company reevaluates its uncertain tax positions on a periodic basis, based on factors such as changes in facts and circumstances, changes in tax law, effectively settled issues under audit and new audit activity. The Company accrues interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.
Royalty Advances. Royalty advances to authors are capitalized and represent amounts paid in advance of the sale of an author’s product. These costs are then expensed as the related publication is sold. The Company evaluates advances periodically to determine if they are expected to be utilized and reserves any portion of a royalty advance that is not expected to be recovered.
Sales Taxes. The Company reports sales taxes collected from customers and remitted to governmental authorities on a net basis. Sales tax collected from customers is excluded from revenues. Collected but unremitted sales tax is included as part of accrued expenses in the accompanying consolidated balance sheets.
Derivative Instruments and Hedging Activities. The Company uses an interest rate derivative instrument to hedge its exposure to interest rate volatility resulting from its senior credit facility. Accounting guidance for derivatives and hedging requires that all derivative instruments be reported on the balance sheet at fair value, and establishes criteria for designation and effectiveness of hedging relationships, including a requirement that all designations must be made at the inception of each instrument. As such initial designations were not made by the Company at inception, changes in the fair value of the derivative instrument are required to be recognized in the current period Statement of Operations as other income or expense.
Derivative financial instruments involve, to a varying degree, elements of market and credit risk not recognized in the consolidated financial statements. The market risk associated with these instruments resulting from interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparty to the agreement relating to the Company’s interest rate instrument is a major financial institution. The Company does not believe that there is significant risk of nonperformance by this counterparty. While the contract or notional amounts of the derivative financial instrument provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. The Company does not hold or use any derivative financial instruments for trading purposes.
The fair value of the interest rate swap is obtained from a third-party quote. This value represents the estimated amount the Company would receive or pay to terminate the agreement taking into consideration current interest rates.
Stock-Based Compensation. The Company accounts for its stock based compensation in accordance with applicable accounting guidance for share based payments. This guidance requires all share-based payments to be recognized in the income statement based on their fair values. Compensation costs for awards with graded vesting are recognized on a straight-line basis over the anticipated vesting period.
Recently Issued Financial Accounting Standards.
In December 2007, the Financial Accounting Standards Board, or FASB, issued new accounting guidance on business combinations. This guidance establishes principles and requirements for how an acquirer accounts for business combinations. This issuance includes guidance for the recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any noncontrolling or minority interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies and acquisition- related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. This accounting guidance applies prospectively and is effective for business combinations made by the Company beginning January 1, 2009. The provisions are effective as of the Company’s first quarter ended March 31, 2009. The Company followed this guidance in accounting for the VLCY acquisition described in Note 4.
In April 2008, the FASB issued new accounting guidance on the determination of the useful life of intangible assets. The new guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous guidance for goodwill and other intangible assets. This issuance is effective for fiscal years beginning after December 15, 2008. The provisions are effective as of the Company’s first quarter ended March 31, 2009. The Company followed this guidance in determining the useful lives of the intangibles recognized as a result of the VLCY acquisition described in Note 4.

In April 2009, the FASB issued new accounting guidance on interim disclosures about fair value of financial instruments, which amends previous guidance on disclosures about fair value of financial instruments to require disclosure about fair value of financial instruments in interim financial statements. This new guidance is effective for interim and annual periods ending after June 15, 2009. The provisions were effective as of the Company’s second quarter ended June 30, 2009. The Company will make these interim disclosures as appropriate.
In October 2009, new guidance was issued regarding multiple-deliverable revenue arrangements and certain arrangements that include software elements. This guidance requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. It also removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. This guidance will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial condition, results of operations and cash flows.
Note 3 — Embezzlement
On April 26, 2008, the Company began an internal investigation that revealed irregularities over the control and use of cash and certain other general ledger accounts of the Company, revealing a misappropriation of assets (the “Embezzlement Matter”). These irregularities were perpetrated by a former employee over more than a three-year period beginning in 2004 and continuing through April 2008. The embezzlement loss incurred in each year, before the effect of income taxes, is as follows:

Year/Period	Amount
(in thousands)

2004	$1,913
2005	290
2006	3,261
January 1, 2007 — April 11, 2007	1,000

Total — Predecessor	6,464
April 12, 2007 — December 31, 2007	5,732
2008	1,800

Total — Successor	7,532

Total Embezzlement Loss	$13,996

In addition to these losses, the Company has incurred fees and expenses as a result of the embezzlement totaling $5.5 million in 2008, net of recoveries. In 2008, the Company took possession of five boats which were purchased by the former employee using the embezzled funds. As of December 31, 2008, the boats had an appraised value of $1.6 million and were netted against the fees and expenses incurred as a result of the embezzlement and are included in other assets on the Consolidated Balance Sheet. In the year ended December 31, 2009, the Company has incurred fees and expenses as a result of the embezzlement totaling $0.1 million, net of recoveries.
As more fully described in Note 4, $20.0 million of the purchase price of Cambium Learning was held in escrow. Pursuant to an agreement dated July 10, 2008 by and between the former stockholders of the predecessor company and the members of the successor company, the remaining escrow amount was distributed in its entirety to VSS-Cambium Settlement Fund, LLC (Settlement Fund), acting as an agent for Cambium Learning. Also, the former stockholders of the predecessor company agreed to contribute an additional $9.3 million to the Settlement Fund. The total settlement of $30.2 million, including interest income of $0.9 million, was distributed to Cambium Learning and used to cover costs and pay down a portion of the senior credit facility. Since the embezzlement was discovered after the initial purchase allocation, the entire settlement amount was recorded as a gain from settlement with previous stockholders on the accompanying Consolidated Statements of Operations. The former stockholders also agreed to forego any claims or rights to any amount held in escrow in exchange for which the members of VSS-Cambium Holdings, LLC indemnified the former stockholders from any claims in connection with the Embezzlement Matter.

Note 4 — Acquisitions
Acquisition of VLCY
On December 8, 2009, the Company acquired VLCY and its subsidiaries. The Company determined that the merger could capitalize upon potential strategic, operational and financial synergies to generate significant cash flow and strengthen the leadership position of Cambium and VLCY in education solutions for the pre-K-12 market. In reaching its decision to acquire VLCY, which resulted in the recognition of $44.6 million of goodwill, there were a number of reasons why the Company believed the acquisition would be beneficial. These potential benefits include:
•	Capitalizing on the complementary nature of the companies’ products to enhance certain products with minimal development costs, achieve critical mass in certain markets, facilitate the cross-selling of each other’s products to established customers, and expand sales and marketing reach.
•	Leveraging the companies’ combined implementation services and robust technological capabilities.
•	Combining two experienced management teams to spread “best practices”, attract leading authors and programs, and acquire additional product lines and business as opportunities arise.
•	Increasing sales into existing and new markets of certain products through complementary sales channels.
The acquisition was accounted for as a purchase transaction. The consolidated financial statements of the Company include the results of VLCY from December 8, 2009, the date of acquisition. The purchase price was allocated among tangible and intangible assets acquired and liabilities assumed based on fair values at the transaction date. The excess of the purchase price over the acquired tangible and intangible assets and liabilities was recorded as goodwill. The Company acquired the stock of VLCY and, therefore, the additional goodwill resulting from this transaction is not expected to be tax deductible. Acquisition costs of $13.6 million and $26,000 are included in general and administrative expenses in the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively.
Consideration to the VLCY shareholders consisted of:
•	at the election of the stockholder, either,
•	one share of Company common stock, or
•	$6.50 in cash, limited to a maximum of $67.5 million in the aggregate and prorated in accordance with the merger agreement;
•	plus, regardless of the election made,
•	an amount in cash equal to the amount of certain tax refunds specified in the merger agreement and received by VLCY prior to the closing of the mergers (reduced by the amount of the VLCY tax refunds contractually required to be placed in escrow at closing), divided by the total number of shares of VLCY common stock outstanding immediately prior to the effective time of the mergers; plus
•	a Contingent Value Right (“CVR”) to receive cash in an amount equal to the aggregate amount of specified tax refunds received after the closing of the mergers and various other amounts deposited in escrow on or after the closing date, reduced by any payments to be made under the escrow agreement entered into in connection with the mergers, with respect to agreed contingencies, a potential working capital adjustment and allowed expenses, divided by the total number of shares of VLCY common stock outstanding immediately prior to the effective time of the mergers.
The ultimate value of the CVRs is not known at this time; however, it is not expected to be more than $11 million and could be as low as zero. As of the merger date and as of December 31, 2009, a fair value of $9.6 million has been recorded as a liability for the CVR payments. The determination of fair value of the CVRs involves significant assumptions and estimates regarding the likelihood, amount and timing of cash flows related to the elements of the CVRs. Future changes in the estimate of the fair value of the CVRs will impact results of operations and could be material. CVR payments will be made in accordance with the escrow agreement on the nine and eighteen month anniversaries of the effective date of the merger, with a final payment, if any, to be made in October 2013 that is related to certain potential 280G tax gross up indemnity obligations placed in escrow. The amounts that will be paid at these dates could vary materially from the amounts recorded in the Company’s financial statements at December 31, 2009. As of December 31, 2009, restricted assets in an escrow account for the benefit of the CVR were $7.9 million.
Additionally, under the merger agreement, share-based awards held by employees of VLCY were required to be converted into rights or options for shares of the Company with the same terms and conditions that were applicable to the rights or options for VLCY shares. Therefore, in accordance with applicable accounting guidance for business combinations, the fair value, prior to conversion, of replacement equity awards issued for pre-combination services at the date of acquisition is included in the calculation of the purchase price.

The following represents the components of the purchase price:

(in thousands)

Cash paid to shareholders making the cash election	$67,499
Cash paid to shareholders for specified tax refunds	15,523
Fair value of shares of Company issued to shareholders	76,907
Fair value of equity awards converted at acquisition	22
Fair value of the Contingent Value Rights	9,617

Total consideration	$169,568

The following represents the allocation of the purchase price:

(in thousands)

Cash and cash equivalents	$73,325
Accounts receivable	10,883
Income tax receivable	4,713
Inventory	11,687
Other current assets	11,919
Property, plant and equipment	3,216
Intangible assets	50,249
Curriculum in development	909
Other assets	11,891
Accounts payable and accrued expenses	(14,835)
Deferred revenue	(21,774)
Capital lease obligations	(187)
Other liabilities	(17,075)
Goodwill	44,647

Total net assets acquired	$169,568

Other identified intangibles acquired consist of the following:

		Cambium Learning
	Voyager	Technologies	Useful Life
	(in thousands)
Curriculum and technology	$23,700	$19,000	7 years
Customer relationships	3,880	1,500	7 years
Tradenames and trademarks	1,610	559	15 years
Goodwill purchased in the acquisition has been allocated to the Company’s Voyager and Cambium Learning Technologies reporting units as $24.9 million and $19.7 million, respectively. Valuations were established giving consideration to the three basic approaches to value with the method or methods applied for each asset depending on the nature of the asset and the type and reliability of information available for the analysis and were based upon the Company’s projected revenue growth assumptions through each asset’s estimated useful life. Discounted cash flows were based upon the Company’s weighted-average cost of capital of 25% and an estimated effective tax rate of 38%. Curriculum and technology and customer relationships were valued using a form of the income approach known as the excess earnings method. Tradenames and trademarks were valued using a form of the income approach known as the relief-from-royalty method.
Supplemental Pro Forma Information
Since the December 8, 2009 acquisition date, the VLCY acquisition has contributed $4.5 million of net sales and a pretax loss of $1.5 million to the Company’s consolidated results. The following unaudited supplemental pro forma information presents the results of operations as if the VLCY acquisition had occurred at the beginning of the respective reporting periods:

	Years Ended December 31,
(in thousands) (unaudited)	2009	2008
Net sales	$188,211	$187,123
Loss before income taxes	(59,582)	(170,403)
Net loss	(59,582)	(157,441)

Net loss per share — basic and diluted	$(1.34)	$(3.55)
The supplemental pro forma information has been adjusted to include:
•	the pro forma impact of the amortization of intangible assets and the reduction in deferred revenue and related deferred costs based on the purchase price allocation;
•	the pro forma impact of reduced interest income lost as a result of the $58.0 million of cash used in the purchase price consideration (net of $25.0 million contributed by the sole stockholder of the Company at the time of the merger);
•	the pro forma impact of certain employment agreements and stock option grants entered into on the effective date of the merger;
•	the elimination of merger transaction costs incurred by the Company and VLCY; and
•	the pro forma tax effect of the merger, which was estimated using a combined company effective tax rate of 0% for 2009 and 7.6% for 2008.
Basic and diluted loss per share is calculated using share equivalents outstanding at the merger date of 44.3 million. The supplemental pro forma information does not include an adjustment for certain contractual obligations, severance, retention, and other payments that became payable as a result of the merger. The majority of such payments are recorded in the historical financial statements of the Company or VLCY. Approximately $1.6 million of such payments subject to subsequent service requirements will be recorded as expense in 2010.
The pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, or any integration costs. Certain cost savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the respective reporting periods, nor is the pro forma data intended to be a projection of future results.
Acquisition of Cambium Learning, Inc.
On April 12, 2007, the Company acquired Cambium Learning and its subsidiaries: Cambium Learning (New York), Inc., Sopris West Educational Services, Inc. (Sopris West), Kurzweil Educational Systems, Inc., and IntelliTools, Inc. The Company determined that combining their media expertise and capital with the strong growth potential that existed in the pre-K – 12 educational marketplace for the types of products and services provided by Cambium would create a more competitive company. In reaching its decision to acquire Cambium, which resulted in the recognition of $192.3 million of goodwill, there were a number of reasons why the Company believed the acquisition would be beneficial. These potential benefits include:
•	Capitalizing on a growing market and the need for accountability.
•	Increasing program penetration by expanding sales from current customers.
•	Exploring acquisition opportunities in a fragmented market.
The acquisition was funded through a combination of $140.1 million of cash, $3.9 million of executive rollover shares, and $172.1 million of debt, net of issuance costs. The aggregate purchase price, net of cash acquired and executive rollover shares, was $303.2 million, of which $21.0 million was held in escrow. The $21.0 million held in escrow consisted of $1.0 million held in a Purchase Price Escrow and $20.0 million held in an Indemnity Escrow. The Purchase Price Escrow fund was established to support a post-closing working capital adjustment. The Indemnity Escrow was established to support any deficiencies in the Purchase Price Escrow and to secure the payment of any indemnification claims made by the purchaser pursuant to the acquisition agreement. The acquisition agreement contained customary general indemnification protection for breaches of representations and warranties during a specified post-closing survival period. At the time of closing, the purchaser had no reason to believe that any such representations or warranties would prove to be inaccurate, and, consequently, no reason to believe it would assert any claims against the Indemnity Escrow. The accounting guidance that was in effect at the time of closing prescribes the accounting treatment for escrows such as the Indemnity Escrow. It requires certain future contingent consideration to be included in the purchase price of an acquisition only after the contingency has occurred and the consideration has been delivered to the sellers, and pending occurrence of the contingency, the amount of such consideration is to be recorded on the balance sheet as a liability and not included in purchase price. However, where the expectation of making the future payment is beyond a reasonable doubt, then it is not deemed contingent. A release of consideration from an indemnity escrow which secured claims for breaches of representations and warranties is deemed to be beyond a reasonable doubt, based upon the assumption that representations and warranties are accurate when made. Escrowed amounts which secured such breaches, like the Indemnity Escrow, are, therefore, not deemed to be contingent, absent a pre-acquisition contingency that was subject to the escrow. Thus, the amount of consideration placed in the Indemnity Escrow at closing was included in the purchase price. In 2007, $1.0 million of the Purchase Price Escrow was released for a purchase price adjustment related to net working capital. As disclosed in Note 3, Cambium Learning suffered a loss resulting from an embezzlement that was discovered in late April 2008. The purchaser asserted indemnity claims against the sellers with respect to that loss, and settled those claims in July 2008. The settlement negotiations were memorialized in an agreement dated July 10, 2008 by and between the former stockholders of the predecessor company and the members of the successor company, and resulted in the remaining Indemnity Escrow being distributed in its entirety to VSS-Cambium Settlement Fund, LLC (Settlement Fund), acting as an agent for Cambium Learning. Also, the former stockholders of the predecessor company agreed to contribute an additional $9.3 million to the Settlement Fund. The total settlement of $30.2 million, including interest income of $0.9 million, was distributed by the Settlement Fund to Cambium Learning and used to cover costs and pay down a portion of the senior credit facility and is reflected in gain from settlement with previous stockholders in the Consolidated Statements of Operations. The Settlement Fund was designated as the agent to act as a receiving and paying agent, since the settlement monies had to be received from the several sellers and then distributed to several parties, consisting of the various lenders and professional advisors; having the Settlement Fund act as agent facilitated this flow of funds at a time when the Company was concluding its internal investigation. Despite these escrow releases, the expected accuracy of the representations and warranties provided a reasonable basis to find sufficient certainty with respect to the sellers’ entitlement to the escrows and, consequently, to include them in the purchase price at closing.
The acquisition was accounted for as a purchase transaction. The consolidated financial statements of the Company include the results of Cambium Learning from the date of acquisition. The purchase price was allocated among tangible and intangible assets acquired and liabilities assumed based on fair values at the transaction date. The excess of the purchase price over the acquired tangible and intangible assets and liabilities was recorded as goodwill. The Company acquired the stock and, therefore, the additional goodwill resulting from this transaction is not expected to be tax deductible. The Company has established deferred taxes on the other nondeductible intangible assets as part of the purchase price.
In connection with the acquisition, certain executives carried over a portion of their investment to the Company. The rollover shares were valued at $3.9 million based on the fair value of their equity interest in Cambium at the time of the acquisition. This amount was converted into a membership interest which was based on the percentage of $3.9 million to the total $144.0 million of contributed capital.
The following represents the allocation of the purchase price:

(in thousands)

Current assets	$30,259
Property, plant and equipment	19,152
Other long-term assets	235
Goodwill	192,287
Other identified intangible assets	143,380
Current liabilities	(23,891)
Long-term deferred tax liabilities	(39,808)
Other liabilities	(15,353)
In-process research and development	890

Purchase price	$307,151

Other identified intangibles acquired consist of the following:

		Estimated
(in thousands)	Fair Value	Useful Life

Publishing rights	$90,300	11 years
Developed technology	6,300	6 years
Trademarks	15,580	16 years
Reseller networks	12,300	11 years
Customer relationships	13,700	6 – 11 years
Noncompetes	2,600	3 years
Contracts	2,100	4 years
Conference attendee relationships	500	8 years

Total other identified intangibles	$143,380

Goodwill purchased in the acquisition was allocated to the Company’s Publishing and Learning Technologies reporting units as $153.5 million and $38.8 million, respectively, based on their relative fair values. Valuations were established giving consideration to the three basic approaches to value with the method or methods applied for each asset depending on the nature of the asset and the type and reliability of information available for the analysis and were based upon the Company’s projected revenue growth assumptions through each asset’s estimated useful life. Discounted cash flows were based upon the Company’s weighted-average cost of capital of 12% and an estimated effective tax rate of 40%. Publishing rights were valued using a form of the income approach known as the excess earnings method. Trademarks and developed technology were valued using a form of the income approach known as the relief-from-royalty method. Customer relationships, conference attendees and reseller networks were valued using the residual cash flow method and customer contracts were valued using various forms of the income approach depending on the nature of the individual contract. Non-compete agreements were valued using a form of the income approach known as the profit differential method.
Acquisition of Certain Assets of Tobii Assistive Technology, Inc.
On July 25, 2008, Cambium acquired certain intellectual property rights and an inventory of titles with related author agreements of Tobii Assistive Technology, Inc., a Massachusetts corporation, for $112,003. The cash used to fund this acquisition came from the Company’s general working capital. The purchase price was allocated as follows: $52,003 to goodwill (deductible for tax purposes), $39,000 to customer lists and $21,000 to developed technology. The customer lists and developed technology will be amortized on a straight-line basis over their useful lives of two years and three years, respectively.
Note 5 — Income Taxes
Losses before income taxes for the year ended December 31, 2009, for the year ended December 31, 2008, for the period from January 29, 2007 to December 31, 2007, and for the period from January 1, 2007 to April 11, 2007 were all attributable to the U.S.
Income tax benefit attributable to income included the following:

			Period from
			January 29, 2007	Period from
	Year Ended	Year Ended	(inception)	January 1, 2007
	December 31,	December 31,	through December 31,	through April 11,
(in thousands)	2009	2008	2007	2007
Current income tax expense (benefit):
United States federal	$—	$—	$18	$501
State and local	272	103	508	357

Current income tax expense	272	103	526	858

Deferred income tax benefit
United States federal	(5,571)	(11,951)	(7,110)	(4,309)
State and local	(2,405)	(1,574)	(1,254)	(243)

Deferred income tax benefit	(7,976)	(13,525)	(8,364)	(4,552)

Income tax benefit	$(7,704)	$(13,422)	$(7,838)	$(3,694)

Reconciliation of income tax benefit and the domestic federal statutory income tax benefit is as follows:

			Period from
			January 29, 2007	Period from
	Year Ended	Year Ended	(inception)	January 1, 2007
	December 31,	December 31,	through December 31,	through April 11,
(in thousands)	2009	2008	2007	2007
Statutory federal income tax benefit	$(15,214)	$(29,044)	$(7,624)	$(5,427)

Increase (reduction) from:
State taxes (net of federal benefit)	(1,378)	(1,057)	(484)	(428)
Goodwill impairment	3,187	26,588	—	—
Purchase price adjustment	—	(10,244)	—	—
Merger transaction expenses	4,745	—	—	1,674
Change in valuation allowance	625	122	—	373
Other	331	213	270	114

Income tax benefit	$(7,704)	$(13,422)	$(7,838)	$(3,694)

Deferred income taxes are primarily provided for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The tax effects of each type of temporary difference and carryforward that give rise to a significant portion of deferred tax assets (liabilities) at the end of fiscal 2009 and 2008 were as follows:

(in thousands)	2009	2008
Deferred tax assets are attributable to:
Net operating loss carryforwards	$25,916	$9,403
Tax credit carryforwards	7,670	—
Reserves	7,164	190
Inventory	4,435	4,004
Deferred financing costs	2,317	2,437
Embezzlement loss	1,528	1,894
Fixed assets	1,039	—
Other	738	1,718

Total gross deferred tax assets	50,807	19,646
Valuation allowance	(14,312)	(2,858)

Net deferred tax assets	36,495	16,788

Deferred tax liabilities are attributable to:
Intangibles	(33,981)	(26,457)
Fixed assets	—	(880)
Deferred revenue	(4,403)	—

Total gross deferred tax liabilities	(38,384)	(27,337)

Net deferred tax liability:	$(1,889)	$(10,549)

The deferred tax asset (liability) is classified as follows:

(in thousands)	2009	2008
Short-term deferred tax asset	$6,267	$4,617
Long-term deferred tax liability	(8,156)	(15,166)

Net deferred tax asset (liability)	$(1,889)	$(10,549)

The net increase in the valuation allowance in 2008 was $1.8 million. The valuation allowance increased during 2008 primarily related to state net operating loss carryforwards that are not expected to be realized. As of December 31, 2009, there is not any amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill or other intangible assets.

The net increase in the valuation allowance in 2009 was $11.5 million. The valuation allowance increased during 2008 primarily because of the acquisition of VLCY. VLCY had established a valuation allowance of $12.1 million as of the date of acquisition against all of its Federal and unitary state net deferred tax assets. The inclusion of Cambium’s net deferred tax liabilities decreased VLCY’s valuation allowance approximately $1.8 million. Post acquisition, increases in the Company’s deferred tax assets were offset by increases in the valuation allowance. As of December 31, 2009, there is not any amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill or other intangible assets.
At December 31, 2009, the amounts and expiration dates of loss and tax credit carryforwards were as follows:

	Amount as of	Expire or start expiring
(in thousands)	year ended 2009	at the end of:
U.S. net operating loss (1)	$62,791	2028

State net operating loss carryforward (net):
State tax net operating losses (2)	4,441	2012 – 2028

Tax credits:
Minimum tax credit	7,254	Carry forward indefinitely
Research and development tax credit	416	2014 – 2021

Total tax credits	7,670

(1)	$38.3 million of the U.S. net operating loss (NOL) above is related to the VLCY acquisition. The utilization of this NOL is subject to an annual limitation of $7.1 million.

(2)	$2.9 million of the state NOL above are expected to expire unutilized. These NOLs are associated with specific legal entities that are not expected to generate taxable income within the statute of limitation period. The Company has established a valuation allowance against these deferred tax assets.
Income taxes refunded, net of tax payments, were $3.1 million for fiscal year 2009. $3.4 million of the income taxes received were deposited into escrow pursuant to the CVR obligation in connection with the merger agreement. Income taxes paid, net of refunds, for fiscal year 2008 were $0.7 million. Income taxes refunded, net of tax payments, were $0.3 million for the period from January 29, 2007 to December 31, 2007. Income taxes paid, net of tax refunds, were $0.3 million for the period from January 1, 2007 to April 11, 2007. The Company has refunds receivable from taxing authorities of $1.3 million as of fiscal year end 2009. Approximately $1.0 million of this receivable will be deposited into escrow when it is received as part of the CVR obligation.
VLCY was formerly known as ProQuest Company. Under sale agreements with Snap-On Incorporated and Cambridge Scientific Abstracts, LP (“CSA”), the Company is liable to indemnify Snap-On Incorporated or CSA for any income taxes assessed against ProQuest Business Solutions (“PQBS”) or ProQuest Information and Learning (“PQIL”) for periods prior to the sale of PQBS or PQIL. The Company has established a contingent liability for those matters where it is not probable that the position will be sustained. The amount of the liability is based on management’s best estimate given the Company’s history with similar matters and interpretations of current laws and regulations.
Uncertain Tax Positions
The Company recognizes the financial statement effects of a tax return position when it is more likely than not, based on the technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, we apply our judgment, taking into account applicable tax laws, our experience in managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in our financial statements. For each position, the difference between the benefit realized on our tax return and the benefit reflected in our financial statements is recorded on our balance sheet as an unrecognized tax benefit (“UTB”). We update our unrecognized tax benefits at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with taxing authorities. A reconciliation of the change in the UTB balance from January 1, 2009 to December 31, 2009, and January 1, 2008 to December 31, 2008, is as follows:

(in thousands)	2009	2008
Balance at the beginning of the year	$—	$—
Increases for acquisitions during the period	14,685	—
Increases for tax positions taken during the period	752	—
Decreases relating to settlements	—	—

Balance at the end of the year	$15,437	$—

The Company estimates it is reasonably possible that approximately $6.1 million in unrecognized tax benefits will be recognized in 2010 due to the statute of limitations expiring. Of this amount and included in the balance of unrecognized tax benefits at December 31, 2009 are approximately $1.1 million of tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining uncertain tax positions would not affect the effective tax rate, but would instead increase or would have increased available tax attributes. However, the recognition of the tax attribute would be offset by an increase in the deferred tax asset valuation allowance resulting in no net impact in the effective tax rate.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company recognized penalties of zero and immaterial amounts for interest (gross) during 2009 and, as of December 31, 2009, has a liability for penalties of zero and interest (gross) of approximately $0.1 million.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. All U.S. tax years prior to 2008 related to the VLCY acquired entities have been audited by the Internal Revenue Service. Cambium and its subsidiaries have been examined by the Internal Revenue Service through the end of 2006. Various state tax authorities are in the process of examining income tax returns for various tax years through 2007.
Note 6 — Performance Share Plan
At the time of the acquisition of Cambium Learning, the Company agreed to pay for a long-term incentive plan for Sopris West employees. The Company recorded a liability at fair value on the date of acquisition due to the commitment being fixed. The aggregate amount accrued as of April 11, 2007 and paid on June 30, 2007 under this plan was $7.6 million. No further amounts were due at December 31, 2009 or December 31, 2008.
Note 7 — Property, Equipment and Software
Balances of major classes of assets and accumulated depreciation and amortization consist of the following:

	Year Ended December 31,
	2009	2008
Land and building	$13,360	$13,360
Furniture and fixtures	775	287
Machinery, computers and equipment	5,867	4,535
Software	4,619	2,435
Leasehold improvements	330	152

Total	24,951	20,769
Less accumulated depreciation and amortization	4,294	2,459

Property, equipment and software, net	$20,657	$18,310

Note 8 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2009 and December 31, 2008 are as follows:

(in thousands)	Publishing	Voyager	Sopris	CLT	Total
Balance as of December 31, 2007
Goodwill	$153,533	$—	$—	$38,754	$192,287
Accumulated impairment losses	—	—	—	—	—

	153,533	—	—	38,754	192,287

Goodwill from acquisitions	—	—	—	52	52
Goodwill impairment	(75,966)	—	—	—	(75,966)

Balance as of December 31, 2008
Goodwill	153,533	—	—	38,806	192,339
Accumulated impairment losses	(75,966)	—	—	—	(75,966)

	77,567	—	—	38,806	116,373

Goodwill impairment	(9,105)	—	—	—	(9,105)
Allocation of Publishing goodwill among Voyager and Sopris segments	(68,462)	51,162	17,300	—	—

Goodwill from acquisitions	—	24,923	—	19,724	44,647

Balance as of December 31, 2009
Goodwill	—	161,156	17,300	58,530	236,986
Accumulated impairment losses	—	(85,071)	—	—	(85,071)

	$—	$76,085	$17,300	$58,530	$151,915

In accordance with applicable accounting guidance, goodwill and other indefinite-lived intangible assets are no longer amortized but are instead reviewed for impairment at least annually and if a triggering event is determined to have occurred in an interim period. The Company’s annual impairment testing is performed as of December 1 of each year. In June 2009, we determined that the signing of the merger agreement was a triggering event requiring us to review goodwill for impairment. At the time of this review, the Company had two reporting units: Published Products and Learning Technologies. The first step of impairment testing as of June 30, 2009 showed that the carrying value of the Published Products unit exceeded its fair value and that the second step of testing was required for this unit. The second step requires the allocation of fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. The fair value was determined using an income approach based on forecasted operating results. As a result of the second step of our second quarter 2009 impairment test, the goodwill balance for the reporting unit as of the measurement date was determined to be partially impaired, and an impairment charge of $9.1 million was recorded as of June 30, 2009. As of second quarter 2009, the estimated fair market value of the reporting unit was estimated to have fallen below the book value as a result of worsening and prolonged adverse developments in the overall education funding environment, including the reductions in Reading First funding effective 2008 and the reductions in available state and local funds.
In conducting our annual goodwill impairment testing for fiscal 2008, we compared the book value of goodwill attributed to the Published Products and Learning Technologies segments with the estimated fair market values of these segments. As of yearend 2008, the estimated fair market value of the Published Products segment was estimated to be less than the book value as a result of lower future cash flow projections, driven by adverse developments in the education funding environment at the federal and local level. An impairment charge of $76.0 million related to Published Products was recorded in 2008 as a result of these factors. These estimates of fair market are dependent on multiple assumptions and inputs, including industry fundamentals such as the state of educational funding and the actual performance and future projections of the Company.

Our definite lived intangible assets and related accumulated amortization at the end of fiscal 2009 and 2008 consist of the following:

	Balance at December 31,		Impairment	Balance at December 31,		Impairment	Balance at December 31,
(in thousands)	2007	Additions	Charge	2008	Additions	Charge	2009
Goodwill	$192,287	$52	$(75,966)	$116,373	$44,647	$(9,105)	$151,915
Other intangible assets — gross book value:
Publishing rights	90,300	—	—	90,300	—	—	90,300
Trademark	15,580	—	—	15,580	2,169	—	17,749
Customer relationships	13,700	39	—	13,739	5,380	—	19,119
Contracts	2,100	—	—	2,100	—	—	2,100
Acquired curriculum and technology	6,300	21	—	6,321	42,700	—	49,021
Reseller network	12,300	—	—	12,300	—	—	12,300
Conference attendees	500	—	—	500	—	—	500
Non-compete	2,600	—	—	2,600	—	—	2,600

Total other intangibles — gross book value	143,380	60	—	143,440	50,249	—	193,689

Other intangible assets — accumulated amortization:
Publishing rights	(10,473)	(13,566)	—	(24,039)	(13,949)	—	(37,988)
Trademark	(1,130)	(1,330)	—	(2,460)	(1,349)	—	(3,809)
Customer relationships	(3,371)	(3,804)	—	(7,175)	(2,915)	—	(10,090)
Contracts	(440)	(1,047)	—	(1,487)	(555)	—	(2,042)
Acquired curriculum and technology	(1,146)	(1,328)	—	(2,474)	(1,852)	—	(4,326)
Reseller network	(2,636)	(2,790)	—	(5,426)	(2,132)	—	(7,558)
Conference attendees	(151)	(142)	—	(293)	(86)	—	(379)
Non-compete	(624)	(866)	—	(1,490)	(867)	—	(2,357)

Total other intangibles — accumulated amortization	(19,971)	(24,873)	—	(44,844)	(23,705)	—	(68,549)

Other intangible assets, net	$123,409	$(24,813)	$—	$98,596	$26,544	$—	$125,140

Estimated aggregate amortization expense expected for each of the next five years related to intangibles subject to amortization is as follows:

	Amortization -	Amortization -	Total
(in thousands)	Cost of Sales	Operating Expense	Amortization
2010	$25,238	$6,000	$31,238
2011	21,785	4,296	26,081
2012	17,519	3,440	20,959
2013	12,710	2,779	15,489
2014	8,978	2,781	11,759
Thereafter	10,779	8,835	19,614

	$97,009	$28,131	$125,140

Note 9 — Other Current Assets
Other current assets at the end of fiscal 2009 and 2008 consist of the following:

(in thousands)	2009	2008

Settlement receivable	$2,400	$—
Prepaid expenses	2,019	1,181
Income taxes receivable	1,322	—
Deferred costs	269	—

Total	$6,010	$1,181

The settlement receivable amount relates to an amount due from a subsidiary sold by VLCY in the years prior to the merger with Cambium. The receivable was allocated a portion of the purchase price at the acquisition date and is also included in the CVRs obligation created in the merger with Cambium, as described in Note 4.

Note 10 — Accrued Expenses
Accrued expenses at the end of fiscal 2009 and 2008 consist of the following:

(in thousands)	2009	2008
Salaries, bonuses and benefits	$12,428	$1,613
Accrued royalties	1,770	1,432
Pension and post-retirement medical benefits	1,293	—
Interest rate swap	992	—
Deferred compensation	633	—
Other	6,804	2,145

Total	$23,920	$5,190

Salaries, bonuses and benefits accrued as of December 31, 2009 include severance and other amounts owed to employees and former employees that are related to the merger agreement between the Company and VLCY. As of the merger date, funds related to these obligations, as well as obligations related to certain deferred compensation and pension liabilities, were placed in a rabbi trust pursuant to the merger agreement. As of December 31, 2009, the funds in this rabbi trust totaled $16.7 million. See Note 15 for further description of our pension benefits.
Note 11 — Other Liabilities
Other liabilities at the end of fiscal 2009 and 2008 consist of the following:

(in thousands)	2009	2008
Pension and post-retirement medical benefits, long-term portion	$10,509	$—
Long-term deferred tax liability	8,156	15,166
Long-term income tax payable	1,255	—
Long-term deferred compensation	1,179	182
Interest rate swap	—	2,382
Other	3,057	1,006

Total	$24,156	$18,736

See Note 15 for further description of our pension benefits.
Note 12 — Leases
Capital Lease Obligations
The Company leases certain facilities and equipment for selling and administrative purposes under capital lease agreements with original lease terms up to 10 years. Capital leases that exist as of year-end 2009 expire no later than 2016.
The Company has a build-to-suit lease for warehouse space in Frederick, Colorado. The lease requires minimum monthly rents that expire on October 31, 2016. The lease is renewable at the Company’s option for two additional periods of five years each. The Company has an outstanding letter of credit in the amount of $1.0 million to secure the lease. The Company evaluated the provisions of the accounting guidance relating to the effect of a lessee’s involvement in an asset construction and concluded that due to the Company’s collateral to the landlord, in the form of the $1.0 million letter of credit, that it is deemed the owner of the land and building for accounting purposes. As a result, the related capitalized costs for the warehouse space in Frederick, Colorado are classified as “land, land improvements, and building” and are included in property, plant and equipment, net, in the accompanying Consolidated Balance Sheets. A liability for the same amount is included in the current portion of capital lease obligations and capital lease obligations, less current portion, representing the short- and long-term components. Due to the acquisition of Cambium, the Company recorded an increase of $4.8 million in purchase accounting related to the fair market value of land, land improvements, and building for the warehouse space on the date of acquisition. The related liability has been adjusted accordingly. The cost of the building is being depreciated over a 35-year useful life. The amount of the depreciation expense was $0.4 million, $0.4 million, $0.2 million and $0.1 million for the year ended December 31, 2009, the year ended December 31, 2008, for the period of January 29, 2007 through December 31, 2007 and for the period of January 1, 2007 through April 11, 2007, respectively. Additionally, the obligation will be reduced over the life of the lease at an interest rate of 5.54%. At the end of the original lease term, the land and building, net of accumulated depreciation, will be equal to the remaining liability.
The gross value of other leased capital assets was $0.4 million and zero at December 31, 2009 and December 31, 2008, respectively, which are included in the Machinery, computers and equipment category in Property, Equipment and Software. The accumulated amortization of leased capital assets was $0.1 million and zero at December 31, 2009 and December 31, 2008, respectively. Amortization of capital lease assets is recognized over the term of the lease on a straight line basis and included in depreciation expense.

Operating Leases
The Company leases certain facilities and equipment for production, selling and administrative purposes under agreements with original lease periods up to 10 years. Leases generally include provisions requiring payment of taxes, insurance, and maintenance on the leased property. Some leases include renewal options and rent escalation clauses, and certain leases include options to purchase the leased property during or at the end of the lease term.
Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term. Operating rent expense was $1.1 million, $1.2 million, $0.9 million and $0.4 million for the year ended December 31, 2009, for the year ended December 31, 2008, for the period from January 29, 2007 to December 31, 2007 and for the period from January 1, 2007 to April 11, 2007, respectively.
Future minimum build-to-suit and capital lease payments under long-term non-cancelable leases, and the related present value of capital lease payments at December 31, 2009 are as follows:

(in thousands)

2010	$1,160
2011	1,073
2012	1,110
2013	1,092
2014	1,138
Thereafter	2,127

Total minimum lease payments	7,700
Less: Amount representing interest	(4,409)

Present value of net minimum lease payments	3,291
Less: Current portion	(443)
Add: Remaining liability at end of build-to-suit lease	9,847

Capital leases obligations, less current portion	$12,695

Future minimum payments under all remaining non-cancelable operating leases are payable as follows:

(in thousands)

2010	$2,260
2011	1,334
2012	1,373
2013	869
2014	291
Thereafter	48

Total minimum lease payments	$6,175

Note 13 — Fair Value of Financial Instruments
Effective January 1, 2008, the Company adopted the accounting guidance for fair value measurements and disclosures for its financial assets and liabilities. The new guidance establishes a new framework for measuring fair value and expands disclosure requirements. In addition, the new guidance defines fair value as the price that would be received to sell an asset, or paid to transfer a liability (exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
Under the new guidance, valuation techniques are based on observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:
•	Level 1 — Quoted prices for identical instruments in active markets.
•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant value drivers are observable.
•	Level 3 — Valuations derived from valuation techniques in which significant value drivers are unobservable.

The guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
As of December 31, 2009, financial instruments include $13.3 million of cash and cash equivalents, restricted assets of $24.7 million, the $5.0 million revolver, the $97.2 million senior secured credit facility, the $54.6 million senior unsecured notes, $0.3 million of warrants, $9.6 million in CVRs, and the $1.0 million interest rate swap contract. As of December 31, 2008, the financial instruments include $2.4 million of cash and cash equivalents, the $5.0 million revolver, the $102.8 million senior secured credit facility, the $52.3 million senior unsecured notes and the $2.4 million interest rate swap contract. The fair market values of cash equivalents and the restricted assets are equal to their carrying value as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period. The fair value of the revolver is equal to its carrying value due to the short-term nature of the instrument and the interest rate being variable. The fair market value of the senior credit facility and senior unsecured notes are subject to market conditions; however, a limited trading market restricts the ability to freely trade the debt. The senior credit facility bears interest at a variable rate and management believes that the carrying value of the senior credit facility approximates its fair value. The fair value of the interest rate swap is obtained from a third-party valuation. This value represents the estimated amount the Company would receive or pay to terminate the agreement taking into consideration current interest rates. This estimate was determined using a discounted cash flows model predicated upon observable market inputs, primarily forward LIBOR rates from a yield curve derived from market data.
Assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Year Ended	Identical	Observable	Unobservable	Total
(in thousands)	December 31,	Assets	Inputs	Inputs	Gains
Description	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
Restricted Assets Money Market	$24,686	$24,686	$—	$—	$—
Warrant	280	—	280	—	1
Interest rate swap	992	—	992	—	1,390
CVRs	9,617	—	—	9,617	—

		Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Year Ended	Identical	Observable	Unobservable	Total
(in thousands)	December 31,	Assets	Inputs	Inputs	Gains
Description	2008	(Level 1)	(Level 2)	(Level 3)	(Losses)
Interest rate swap	$2,382	$—	$2,382	$—	$(848)
The fair value of the interest rate swap is obtained from a third-party valuation. This value represents the estimated amount the Company would receive or pay to terminate the agreement taking into consideration current interest rates. This estimate was determined using a discounted cash flows model predicated upon observable market inputs, primarily forward LIBOR rates from a yield curve derived from market data. The warrant was valued as described in Note 17 below. The CVRs were valued as described in Note 4 above.

Assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
	Year Ended	Active Markets for	Significant Other	Unobservable
(in thousands)	December 31,	Identical Assets	Observable Inputs	Inputs	Total Gains
Description	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
Goodwill	$151,915			$151,915	$(9,105)

		Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Year Ended	Identical	Observable	Unobservable	Total
(in thousands)	December 31,	Assets	Inputs	Inputs	Gains
Description	2008	(Level 1)	(Level 2)	(Level 3)	(Losses)
Goodwill	$116,373	$—	$—	$116,373	$(75,966)
In accordance with the provisions in the accounting guidance for intangibles—goodwill and other, for the year ended December 31, 2009, goodwill with a carrying amount of $161.0 million was written down to its implied fair value of $151.9 million, resulting in an impairment charge of $9.1 million, which was included in earnings for the period. Also, for the year ended December 31, 2008, goodwill with a carrying amount of $192.3 million was written down to its implied fair value of $116.3 million, resulting in an impairment charge of $76.0 million, which was included in earnings for the period.
The table below sets forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis as of December 31, 2009.

Fair Value
Measurements Using
Significant
Unobservable
Inputs (Level 3)
(in thousands)	CVRs
Beginning balance	$—
Initial valuation of obligation	9,617

Ending balance	$9,617

Gains(losses) for the period included in earnings attributable to the change in unrealized gains or losses related to liabilities still held as of December 31, 2009	$—

Note 14 — Debt
Long-term debt consists of the following:

(in thousands)	2009	2008

$128.0 million of floating rate senior secured notes due April 11, 2013, interest payable quarterly	$97,169	$102,760

$64.2 million of 13.75% senior unsecured notes due April 11, 2014, interest payable quarterly	54,598	52,307

	151,767	155,067

Less: Current portion of long-term debt	(1,280)	(1,280)

Total long-term debt	$150,487	$153,787

Permanent Waiver
As a result of the Embezzlement Matter and the relevant investigation, the Company was unable to issue its 2007 financial statements until after April 14, 2008, causing a financial reporting default under the senior secured credit facility (the “Senior Facility”) and Senior Unsecured Notes Agreement. Pursuant to waivers entered into among the Company, the administrative agent under the Senior Facility, and the required lenders, and waivers entered into among the Company, the administrative agent under the Senior Unsecured Notes Agreement, and the required noteholders on May 20, 2008, the required lenders under the Senior Facility and the required noteholders under the Senior Unsecured Note Agreement each temporarily waived the financial reporting defaults, and extended the date upon which the Company was required to deliver the relevant financial reports until August 15, 2008. During the period of temporary waiver, interest on the senior secured loans made pursuant to the Senior Facility and Senior Unsecured Notes was calculated at 2% higher than the original rate, as called for in the agreements. The additional interest for the Senior Unsecured Notes was added to the principal of the notes and is payable at maturity.
While in default, including the period of temporary waiver, the Company was prohibited from borrowing against the revolving loans made pursuant to the Senior Facility. In order to assist the Company in meeting its seasonal, short-term financing requirements, three members of the Company made unsecured loans to the Company totaling $7.0 million, payable October 11, 2014, with interest at 14% per year, payable quarterly beginning June 30, 2008.
On August 22, 2008, the Company entered into a Permanent Waiver and Amendment (“Permanent Waiver”) with its Senior Facility and Senior Unsecured Notes lenders. Under the terms and conditions of the Permanent Waiver, the lenders waived the default arising from the embezzlement and resulting financial reporting default, and agreed to other terms and conditions further described in this note.
The EBITDA definition in the credit agreement, as amended, was modified to include adjustments related to losses and expenses incurred as a result of the Embezzlement Matter.
The Permanent Waiver required the Company to pay an amendment fee and increased the interest rate on the Senior Facility and Senior Unsecured Notes.
In connection with the Permanent Waiver, the $7.0 million in unsecured loans described above were converted to capital stock on June 30, 2008.
Deferred financing costs were capitalized in other assets, net of accumulated amortization, and were amortized over the term of the related debt using the effective interest method. In connection with the successor financings above, the Company incurred $5.9 million in financing costs. Capitalized deferred financing costs at August 22, 2008 (date of Permanent Waiver) and at December 31, 2007 were $4.6 million and $5.2 million, respectively.
In accordance with the accounting guidance for modifications or exchanges of debt instruments, the modifications to the Senior Facility and Senior Unsecured Notes resulting from the Permanent Waiver were analyzed to determine whether the refinancing would be recorded as an extinguishment of debt or a modification of debt. Based upon this analysis, it was determined that the modification qualified as extinguishment of debt, with associated unamortized deferred financing costs and amendment fees included in debt extinguishment gain or loss. The Company recognized a total pre-tax charge of $5.6 million consisting of deferred financing costs of $4.6 million and amendment fees of $1.0 million, recorded as loss on extinguishment of debt in the accompanying Consolidated Statement of Operations.
Senior Secured Credit Facility
On April 12, 2007, Cambium Learning entered into the $158 million Senior Facility with several banks for which the Company is a guarantor. The Senior Facility was comprised of a $30 million revolving credit agreement (the “Revolver”) and a $128 million loan agreement. The Senior Facility, including the Revolver for which Cambium pays annual commitment fees, expires on April 11, 2013. The Senior Facility is collateralized by all of Cambium’s personal property. Under the original agreement, the interest rate on the Senior Facility was based upon either the one-, three- or six-month LIBOR rate plus 2.75%. The loan agreement requires quarterly principal payments of $0.3 million.
Due to the Permanent Waiver, the interest rate on the Senior Facility is now based on one-, three- or six-month LIBOR or ABR rate plus a spread as determined by the Company’s credit ratings. Based on ratings as of year end 2009, the spread is LIBOR plus 6.50%. The Permanent Waiver also places a floor on the two rates. The LIBOR rate will not be less than 3.00%, and the ABR rate will not be less than 4.00%. As of December 31, 2009, the interest rate on the Senior Facility was 9.5%.
As of December 31, 2009, Cambium had borrowings of $5.0 million under the Revolver, and subject to certain borrowing base capacity limitations for outstanding letters of credit, had $23.5 million available to borrow. At December 31, 2009, the interest rate on the Revolver was 9.5%.

On August 27, 2008, in accordance with the terms of the Permanent Waiver, $23.0 million was used to prepay the Tranche B Loans of the Senior Facility. In addition, proceeds from the recovery of the embezzled funds have been and will be used to make prepayments on the Senior Facility.
In the first quarter of 2010, the Company’s credit ratings were upgraded by Standard & Poor’s and Moody’s Investor Services. As a result of the credit rating upgrades, the spread for LIBOR decreased from 6.5% to 5.0%, with a continued LIBOR floor of 3.0%, and the effective interest rate became 8.0%.
Senior Unsecured Notes
On April 12, 2007, Cambium Learning entered into a Note Purchase Agreement and sold 11.75% notes due April 11, 2014 (the “Senior Unsecured Notes”), generating gross proceeds of $50 million, in a private placement. The Senior Unsecured Notes are guaranteed by the Company and pay cash interest equal to 10.0% on a quarterly basis. Any additional interest beyond the 10% rate is added to the principal of the notes and is not payable until April 11, 2014. The initial interest rate on the senior unsecured notes was 11.75% per annum. That rate was increased by 200 basis points in connection with the negotiation of the Permanent Waiver and credit agreement amendments in 2008 and was increased by an additional 50 basis points as of March 31, 2009 by virtue of Cambium’s total leverage ratio (as defined under the senior unsecured notes) exceeding 5.5 to 1 as of March 31, 2009; however, as a result of the merger with VLCY, the total leverage ratio fell below 5.5 to 1 and the rate was decreased by 50 basis points. Thus, as of December 31, 2009, the interest rate on the subordinated notes was 13.75% per annum. Assuming the all-in interest rate on the senior unsecured notes remains at 13.75% until April 11, 2014, the value of these notes, including accrued interest, will be $64.2 million.
Covenants under the Senior Facility and Senior Unsecured Notes
The Senior Facility includes a financial covenant which is a total leverage ratio. The ratio is calculated quarterly using an adjusted EBITDA, which is defined as earnings before interest paid, taxes, depreciation, and amortization, and other adjustments allowed under the terms of the agreement, on a rolling 12-month basis. It also contains customary covenants, including limitations on Cambium Learning’s ability to incur debt, and events of default as defined by the agreement. The Senior Facility also limits Cambium Learning’s ability to pay dividends, to make advances, and otherwise engage in inter-company transactions. The Senior Facility requires the total leverage ratio to be no greater than 6.50:1 for fiscal 2009, 5.5:1 for fiscal 2010, 4.5:1 for fiscal 2011, and 4.0:1 thereafter.
The senior unsecured notes include a financial covenant which requires that beginning with the quarter ended March 31, 2009, the Company maintains as of the end of each fiscal quarter consolidated adjusted EBITDA of not less than $25.0 million, which is defined as earnings before interest paid, taxes, depreciation, and amortization, and other adjustments allowed under the terms of the agreement, on a rolling 12-month basis. The senior unsecured notes also contain customary covenants, including limitations on the Company’s ability to incur debt.
In the event that Cambium Learning fails to comply with the financial covenant, the Company has the right to make a cash contribution to the capital of Cambium Learning, the aggregate amount not to be in excess of the minimum amount necessary to cure the relevant failure to comply with the financial covenant. Upon receipt by Cambium of such cash, the financial covenant will be recalculated giving effect to the pro forma adjustments. EBITDA shall be increased by the amount of cash contributed, solely for the purpose of measuring the financial covenant. This right to make a cash contribution is available for no more than one fiscal quarter in a fiscal year. For the fiscal quarter ended June 30, 2009, Cambium Learning’s total leverage ratio was greater than the maximum permitted 6.5:1, and Cambium Learning’s adjusted EBITDA was less than the minimum required $25 million. As of August 14, 2009, Cambium Learning was in non-compliance with these covenants. On August 14, 2009, the Company notified both its senior secured lenders and senior unsecured debt holders that VSS-Cambium Holdings, LLC intended to cure the non-compliance. On August 17, 2009, $3.0 million of capital was contributed to Cambium Learning by its stockholder to fund the cure. On August 20, 2009, the $3.0 million was paid to the senior secured lenders and reduced the principal amount outstanding on Cambium Learning’s senior secured credit agreement. An uncured default with respect to either of these financial covenants could, if not waived by the lenders and the noteholders, result in acceleration of the indebtedness under Cambium Learning’s credit facilities. Cambium Learning may not have sufficient funds to repay the indebtedness, and there may not be equity or debt financing opportunities available to Cambium Learning on acceptable terms, or at all. Cambium Learning is in compliance with its financial covenants with respect to the year ended December 31, 2009.

Amendments to the Senior Facility and Senior Unsecured Notes
Cambium Learning entered into an amendment to each of its credit agreements on October 29, 2009. Since the senior secured credit agreement and the senior unsecured credit agreement are substantially similar agreements, each of the amendments is substantially similar to the other. The amendments were permitted under the terms of the merger agreement, and provide for the following important modifications to the credit agreements:
•	Change in Control Definition. Prior to the amendment, the original investors in Cambium Learning were required to own or control a majority of the outstanding economic or voting interests of Cambium Learning. This majority threshold is being reduced to 35%.
•	VSS Funds Ownership. VSS is not permitted to sell or otherwise transfer any of the Company’s common stock that it directly or indirectly owns, unless it continues to directly or indirectly own or control at least 35% of the outstanding Company common stock, and it has not sold or otherwise transferred, in the aggregate, more than 15% of its Company common stock.
•	Increase in Material Indebtedness. An event of default would occur if a “change in control” occurred under any of Cambium Learning’s other “material indebtedness.” The term “material indebtedness” includes the senior unsecured notes, as well as any other debt, the principal amount of which exceeds a specified threshold. The $5 million threshold is being increased under the amendment to $7.5 million.
•	Exceptions to Restricted Payments. Cambium Learning is prohibited from paying dividends, unless the specific type of payment is permitted. Additional types of payments are being permitted to allow the following:
•	Up to $3.0 million to fund public company, administrative, overhead, franchise tax and related costs incurred by the Company; and

•	Up to $750,000 in annual board of director compensation and expenses.
•	The annual monitoring fee previously payable to VSS is being eliminated.
•	Permitted Acquisition Basket Reset. The amount of consideration payable in an acquisition is limited under the credit agreements, and the limitations are being reset after giving effect to the acquisition of Voyager Expanded Learning by Cambium Learning in connection with the mergers. The limitation will be reset to a cumulative $150 million amount, but any single acquisition is limited to $20 million until the ratio of senior secured debt to EBITDA (as calculated under the credit agreements) does not exceed 2.50 to 1.0, and the ratio of total leverage to EBITDA (as calculated under the credit agreements) does not exceed 3.50 to 1.0, at which time the single acquisition limit will be increased to $100 million.
•	Definition of Consolidated EBITDA. The definition of Consolidated EBITDA, which is used for calculating leverage ratios under the senior secured credit agreement, and the minimum EBITDA covenant under the senior unsecured credit agreement are being modified to allow additional add-backs for the following items:
•	Deferred revenue associated with a permitted acquisition;

•	Up to $24.0 million in M&A costs related to the mergers;

•	Up to $2.0 million in costs incurred in closing of locations or lease terminations in connection with the mergers;

•	Up to $5.0 million in severance costs incurred in connection with the mergers;

•	Up to $3.0 million in integration costs incurred connection with the mergers; and

•	Merger and acquisition costs for future transactions (whether or not completed) of up to $5.0 million for closed transactions and $0.5 million for failed transactions in any calendar year, and $2.0 million in the aggregate.
In addition, the amendments ratify and approve the mergers and the related transactions.
Each of the lenders who executed the amendment on or before October 28, 2009 received a fee equal to 20 basis points of the amount of its loans and commitments under the credit agreements, for an aggregate fee payable to all lenders equal to approximately $0.3 million, which is included in other income (expense) of the Consolidated Statements of Operations.

At December 31, 2009, the future minimum repayments under long-term debt, including paid-in-kind interest of $9.6 million in 2014, are payable as follows:

(in thousands)	2009

2010	$1,280
2011	1,280
2012	1,280
2013	93,329
2014	64,202
Thereafter	—

Total debt repayment	$161,371

In June 2007, the Company entered into an interest rate swap contract, with a notional amount of $39.0 million, which expires in June 2010. Under the agreement, to the extent that LIBOR exceeds a fixed maximum rate, the Company will receive payments on the notional amount. The total fair value of this financial instrument at December 31, 2009 and December 31, 2008 amounted to a liability of approximately $1.0 million and $2.4 million, respectively, and is included in accrued expenses at December 31, 2009 and other long-term liabilities at December 31, 2008 in the accompanying Consolidated Balance Sheets. For the year ended December 31, 2009, the Company recognized a gain of $1.4 million and for the year ended December 31, 2008 and for the period from January 29, 2007 through December 31, 2007, the Company recognized losses of $0.8 million and $1.5 million, respectively, on changes in fair market value of the interest rate swap, which has been included in other income (expense) in the accompanying Consolidated Statements of Operations.
Note 15 — Profit-Sharing, Pension, and Other Postretirement Benefit Plans
Defined Contribution Plans
Cambium has established a defined contribution retirement plan, the Cambium Learning 401(k) Savings Plan, which conforms to Section 401(k) of the Internal Revenue Code and covers substantially all of Cambium’s eligible employees. Participants may elect to contribute a percentage of their compensation subject to an annual limit. Cambium provides a matching contribution in amounts up to 4.5% of employee compensation. The 401(k) matching contribution expense was $0.6 million, $0.7 million, $0.5 million and $0.3 million for the year ended December 31, 2009, for the year ended December 31, 2008, for the period from January 29, 2007 to December 31, 2007 and for the period from January 1, 2007 to April 11, 2007, respectively.
On January 1, 2010, the Company’s 401(k) plan was consolidated with VLCY’s plan. Under this plan, the Company will match 50% of participant contributions up to 4%. Additionally, the Company may make discretionary contributions based upon exceeding company performance targets of up to 2% of eligible earnings for all employees regardless of participation.
As a result of the acquisition of VLCY, the Company also has contractual obligations under a frozen replacement benefit plan (“RBP”) for a small number of terminated and retired executives and one current employee. Because the RBP is frozen, no participant can make or is entitled to additional contributions. Instead, the Company has accrued a liability totaling $1.4 million as of yearend 2009 to reflect its estimated future obligation for RBP. The current portion of the RBP liability, which was $0.5 million at year end 2009, is included on the line “Deferred compensation” in Note 10 of these financial statements. The long-term portion of the RBP liability, which was $0.9 million at year end 2009, is included on the line “Long-term deferred compensation” in Note 11 of these financial statements.
Defined Benefit Plan
As a result of the acquisition of VLCY, the Company also has a frozen defined benefit pension plan covering certain terminated and retired former domestic employees. The benefits are primarily based on years of service and/or compensation during the years immediately preceding retirement. The Company uses a measurement date of December 31 for its pension and postretirement benefit plans.
Applicable accounting guidance for employers’ accounting for defined benefit pension and other postretirement plans requires reporting of the funded status of defined benefit postretirement plans as an asset or liability in the statement of financial position, recognizing changes in the funded status due to gains or losses, prior service costs, and net transition assets or obligations in other comprehensive income in the year the changes occur, adjusting other comprehensive income when the gains or losses, prior service costs, and net transition assets or obligations are recognized as components of net period benefit cost through amortization, and measuring the funded status of a plan as of the date of the statement of financial position, with limited exceptions.

The net cost of our defined benefit pension plan for the period from December 8, 2009 through December 31, 2009 is as follows:

U.S. Defined Benefit
Pension Plan
(in thousands)	2009

Service cost	$—
Interest cost	36
Recognized net actuarial loss/(gain)	(206)

Net pension and other postretirement benefit cost (income)	$(170)

Obligation and Funded Status
The funded status of our defined benefit pension plan at the end of fiscal 2009 is as follows:

U.S Defined Benefit
Pension Plan
(in thousands)	2009
Change in Benefit Obligation
Benefit obligation, beginning of period	$12,010
Service cost	—
Interest cost	36
Actuarial (gain)/loss	(206)
Benefits paid	(106)

Benefit obligation, end of year	$11,734

Change in Plan Assets
Fair value, beginning of period	$—
Company contributions	106
Benefits paid	(106)

Fair value, end of year	$—

Funded/(unfunded) status	$(11,734)

Accrued benefit cost	$(11,734)

Amounts Recognized in the Consolidated Balance Sheets
Current accrued benefit liability	(1,266)
Non-current accrued benefit liability	(10,468)

Net amount recognized	$(11,734)

At December 31, 2009, we had a net actuarial gain of $0.2 million for our U.S. pension plan. This amount is included in Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets. Of this amount, we expect immaterial amounts to be recognized as a component of net pension cost (income) during 2010.

Plan Assumptions

U.S. Defined Benefit
Pension Plan
2009

Discount rate	5.25%
The discount rate is determined by analyzing the average returns of high-quality fixed income investments defined as AA-rated or better. We also utilize an interest rate yield curve for instruments with maturities corresponding to our benefit obligations.
Additional Information
For our pension plan, the projected benefit obligation and accumulated benefit obligation at the end of fiscal 2009 is as follows:

U.S. Defined Benefit
Pension Plan
(in thousands)	2009
Projected benefit obligation	$11,734
Accumulated benefit obligation	$11,734
Future Contributions
Total contributions expected to be paid under our frozen U.S. retirement plans or to the beneficiaries thereof during fiscal 2010 are $1.7 million, consisting of $1.2 million to our U.S. defined benefit plan and $0.5 million to RBP.
Gross benefit payment obligations under our continuing defined benefit plans for the next ten years are anticipated to be as follows:

U.S. Retirement Plans
(in thousands)	(Pension Plan and RBP)

2010	$1,745
2011	1,589
2012	1,242
2013	1,192
2014	1,112
2015 – 2019	4,788
Note 16 — STOCKHOLDERS’/MEMBERS’ EQUITY
Common Stock
Shares Authorized and Outstanding. The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2009, there were 43,858,676 shares of common stock outstanding and an additional 5,000,000 shares of common stock reserved for issuance pursuant to the 2009 Equity Incentive Plan.
Shares of the Company’s common stock are not convertible into or exchangeable for shares of any other class of capital stock. There are no redemption or sinking fund provisions applicable to the common stock.
At the time of the merger between the Company and VLCY:
•	20.5 million shares were issued to the former sole stockholder in consideration of its pre-merger interest;
•	3.8 million shares were issued to the former sole stockholder as consideration for a $25.0 million capital contribution made in conjunction with the merger; and
•	19.5 million shares were issued to the former VLCY stockholders as part of the purchase price consideration for the acquisition.
Voting Rights. Each holder of shares of the Company’s common stock is entitled to one vote for each share held of record on the applicable record date on all matters submitted to a vote of stockholders, including the election of directors.
Dividend Rights. Holders of the Company’s common stock are entitled to receive dividends when, as and if declared by the board of directors out of funds legally available for payment, subject to the rights of holders of the Company’s preferred stock, if any. The Company does not expect to pay dividends in the short term.

Rights Upon Liquidation. In the event of a voluntary or involuntary liquidation, dissolution or winding up, the holders of the Company’s common stock will be entitled to share equally in any of the assets available for distribution after payment in full of all debts and after the holders of all series of the Company’s outstanding preferred stock, if any, have received their liquidation preferences in full.
Preemptive Rights; Subscription Rights. In general, holders of the Company’s common stock have no preemptive rights to purchase, subscribe for or otherwise acquire any unissued or treasury shares or our other securities. However, under the terms of the stockholders agreement, entered into in connection with the mergers (the “Stockholders Agreement”) except with respect to specified exempt issuances, for so long as VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS (collectively “VSS”) beneficially own in the aggregate at least 25% of the outstanding shares of the Company’s common stock, VSS has preemptive rights to purchase the Company’s common stock (or other securities that may be approved by the audit committee of the board of directors), in connection with any proposed securities offering by the Company. These preemptive rights generally give VSS the opportunity to purchase an amount of common stock (or such other securities as may be approved by the audit committee) in the new issuance sufficient to enable VSS to maintain their same collective percentage ownership following the new issuance.
In addition, under the Stockholders Agreement, the Company granted VSS a subscription right that would permit them to purchase, at any time and from time to time until December 8, 2011, a number of shares of the Company’s common stock up to the lesser of: (i) 7,500,000 shares of common stock (subject to adjustment in the event of any dividend, stock split, combination or similar recapitalization event); or (ii) the number of shares of common stock that VSS may purchase from time to time during the 24-month subscription period for an aggregate purchase price of $20 million. The purchase price per share in connection with the subscription rights is equal to 90% of the volume weighted average price of the Company’s common stock measured over the ten-trading-day period immediately preceding the issuance and sale of the shares of the common stock.
Preferred Stock
Shares Authorized and Outstanding. The Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2009, there are no shares of preferred stock issued or outstanding.
Blank Check Preferred Stock. Under the certificate of incorporation, without further stockholder action, the board of directors is authorized to provide for the issuance of shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions on such shares. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the Company’s common stock.
Members’ Interest — Successor Period through December 8, 2009
VSS-Cambium Holdings, LLC. VSS-Cambium Holdings, LLC was formed on January 29, 2007, and on that date entered into a stock purchase agreement that provided for the purchase by VSS-Cambium Holdings, LLC of all of the outstanding stock of Cambium Learning. Each Investor and Executive Member (Member) contributed capital which totaled $144.0 million, including cash and carryover interest, and was issued a membership interest in the Company. The capital contributed was then used to purchase the outstanding stock of Cambium Learning on April 12, 2007. On January 15, 2008, $0.8 million of capital was contributed by a new investor for a membership interest in the Company. $7 million in unsecured loans (see Note 14), were converted to equity of the Company’s sole stockholder in late August 2008. A capital stock issuance fee of $0.1 million was paid by the Company. In August 2009 the Company’s sole stockholder made a capital contribution of $3.0 million to fund a cure for a debt covenant violation (see Note 14). No future capital contribution is required to the Company by its former Members. At the time of the merger between the Company and VLCY, all membership interests were converted to 20.5 million shares of common stock.
VSS-Cambium Management, LLC. VSS-Cambium Management, LLC (Management LLC) is a Delaware limited liability company formed on February 7, 2007. Management LLC was a member and held up to a $50,000 equity interest in VSS-Cambium Holdings, LLC. Its members were individuals admitted as Management Members including some which were also Members of the Company. Management Members could include employees of and consultants to the Company. Management LLC was authorized to sell a total of 100,000 Management LLC units. As of December 8, 2009 and December 31, 2008, 65,762 units for a total of $32,881 have been sold and distributed to certain employees of Cambium. The units were valued at $0.50 per unit and reflect the fair value at the date of purchase as determined by the Company’s Board of Managers. There are no further obligations related to these units.

Cambium Learning, Inc. — Predecessor Period
The rights and preferences of each of Cambium Learning’s classes of stock were as follows:
Common Stock. Cambium Learning had authorized 110,000,000 shares of common stock, of which 2,720,718 were issued, 100,000,000 were reserved for the conversion of preferred stock, and 7,000,000 were reserved for issuance upon exercise of common stock options, of which 5,860,750 options were issued.
Voting. Each share of common stock of Cambium Learning had identical rights and privileges in every respect. The holders of shares of common stock were entitled to vote upon all matters submitted to a vote of the stockholders of Cambium Learning, and were entitled to one vote for each share of common stock held.
Dividends. No dividends were declared or paid through April 11, 2007.
Series A Preferred Stock. Cambium Learning had authorized 100,000,000 shares of preferred stock, of which 100,000,000 have been designated as Series A Preferred Stock.
Ranking. Series A Preferred Stock ranked senior to all other equity securities of Cambium Learning, including any other series or class of Cambium Learning’s preferred stock, common stock, or other capital stock, at any time authorized, unless by its terms such series or class of equity securities ranked senior to or pari passu with the Series A Preferred Stock, and such series or class of equity securities had been authorized and approved in accordance with the provisions of the agreement by the holders of a majority of the then-outstanding shares of Series A Preferred Stock.
Voting Rights. In addition to any voting rights provided by law, the holders of shares of Series A Preferred Stock had the following voting rights:
Each share of Series A Preferred Stock entitled the holder thereof to vote, in person or by proxy, on all matters voted on by holders of common stock, voting together as a single class with the holders of the common stock, and with holders of all other shares entitled to vote thereon.
Each share of Series A Preferred Stock entitled the holder to the number of votes with respect to such share as was equal to the number of votes that such holder would be entitled to cast assuming that such share of Series A Preferred Stock had been converted on the record date into the number of shares of common stock then issuable upon conversion of such share of Series A Preferred Stock.
Conversion. Each share of Series A Preferred Stock was convertible, at the option of the holder thereof, at any time or from time to time, into a number of shares of common stock equal to a fraction, the numerator of which was the Series A Liquidation Preference and the denominator of which was the Adjusted Conversion Price then in effect. At April 11, 2007, immediately prior to the acquisition of Cambium Learning by the Company, each share of Series A Preferred Stock outstanding converted into one share of common stock.
Note 17 — Stock-Based Compensation and Expense
As of December 31, 2009, the Company has one stock-based compensation plan, which is described below. The total amount of pre-tax (expense) benefit for stock-based compensation recognized in general and administrative expense, excluding the impact of the modification described below, was $(2.3) million, zero, zero, and $0.1 million for the year ended December 31, 2009, for the year ended December 31, 2008, for the period from January 29, 2007 to December 31, 2007, and for the period from January 1, 2007 to April 11, 2007, respectively. The total income tax (expense) benefit recognized for book purposes in the consolidated statement of operations related to stock-based compensation was zero, $(0.2 million), zero and $0.2 million for the year ended December 31, 2009, for the year ended December 31, 2008, for the period from January 29, 2007 to December 31, 2007, and for the period from January 1, 2007 to April 11, 2007, respectively. The total tax benefit realized was zero for all years presented.
As a result of the April 11, 2007 acquisition of Cambium Learning by the Company, all unvested stock options outstanding on February 28, 2007 were accelerated and vested in full effective immediately prior to the closing. At that time, all outstanding options were canceled and converted to the right to receive a lump-sum cash payment in an amount equal to the excess of $2.5476 per share over the exercise price for each option. For certain employees, a portion of their lump-sum cash payment was held in escrow in accordance with the acquisition agreement. The stock option plan was subsequently terminated.

For the period January 1, 2007 through April 11, 2007, the Company recorded stock-based compensation of $2.9 million, of which $2.3 million was paid in cash in connection with stock-based awards accounted for in accordance with the revised guidance and $0.6 was held in escrow. As a result of the settlement with the former stockholders (discussed under Embezzlement Loss in Note 3 above), in 2008 the $0.6 million held in escrow was reversed and recorded as income in interest and other expenses in the accompanying Consolidated Statements of Operations.
Stock Option Plan
In fiscal 2009, the Company adopted the Cambium Learning Group, Inc. 2009 Equity Incentive Plan (“Incentive Plan”). Under the Incentive Plan, 5,000,000 shares of common stock were reserved for issuance. The Incentive Plan is administered by the board of directors which has the authority to establish the terms and conditions of awards granted under the Incentive Plan. Under the Incentive Plan, the Company can grant incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, conversion stock options, conversion SARs, and other stock or cash awards.
Warrant
In connection with the completion of the merger on December 8, 2009, the Company issued to VSS-Cambium Holdings III, LLC a warrant to purchase shares of our common stock (the “Holdings Warrant”). As of December 31, 2009, the Holdings Warrant was exercisable for 526,834 shares of the Company’s common stock at an exercise price of $0.01 per share. The Holdings Warrant expires on December 8, 2014. The number of shares of common stock issuable pursuant to the Holdings Warrant may increase in the future upon the occurrence of certain events described below. The number of shares of our common stock issuable under the Holdings Warrant is based upon the calculation of three separate amounts, described herein as the Cambium Specified Asset Recoupment Amount, the Additional Share Amount and the Formula Amount. The 526,834 shares currently exercisable represent 71,604 shares originating from the Cambium Specified Asset Recoupment Amount and 455,230 shares originating from the Formula Amount, which are summarized as follows:
• The Cambium Specified Asset Recoupment Amount is based upon the net amount of recoveries that the Company receives or received on and after June 1, 2009, including periods after the effective time of the mergers, with respect to the embezzlement matter that was discovered in April 2008. As of December 31, 2009, the Company has received net recoveries of approximately $1.0 million with respect to this matter, although the actual amount of net recoveries that the Company will ultimately receive is not known at this time. The Cambium Specified Asset Recoupment Amount equals 0.45 multiplied by the quotient of the aggregate net recoveries divided by $6.50. Therefore as of December 31, 2009, 71,604 shares are exercisable under the Holdings Warrant related to the Cambium Specified Asset Recoupment Amount. In accordance with applicable accounting guidance for distinguishing liabilities from equity, this award is recorded as a liability in the other liabilities line on the balance sheet and measured at fair value. The initial recording and any subsequent increases in the value of the award attributable to embezzlement recoveries is recorded to embezzlement loss on the income statement. Subsequent changes in fair value are recorded to other income or expense. The warrant was valued at $0.3 million on December 31, 2009 with the Black-Sholes pricing model. Due to the low exercise price of the warrants, the model assumptions do not significantly impact the valuation.
• The Additional Share Amount is calculated over a period commencing at the effective time of the mergers with VLCY and Cambium and ending two years thereafter. The Additional Share Amount will equal the number of shares of VLCY common stock, if any, that are surrendered upon consummation of the VLCY merger in excess of the sum of the 29,874,145 shares that were known to be outstanding plus the number of shares of VLCY common stock that are issued upon the exercise of options known to be outstanding, provided that the maximum Additional Share Amount is capped at a maximum of 145,000 shares and provided, further, that an adjustment to the number of shares VSS-Cambium Holdings III, LLC received in connection with the merger of Cambium was not already made under the terms of the merger agreement. Following completion of the merger with VLCY, 29,999 shares of VLCY common stock in excess of 29,874,145 shares were surrendered and, pursuant to the merger agreement, the number of shares of the Company’s common stock issuable to VSS-Cambium Holdings III, LLC was adjusted to increase the number of shares it received. At the effective time of the merger with VLCY all outstanding stock options were terminated. Thus, the Company does not believe that the Holdings Warrant shall be issuable with respect to any shares relating to the Additional Share Amount.
• The Formula Amount adds shares to the Holdings Warrant only if, prior to completion of the mergers with Cambium and VLCY, equity cure payments were made under Cambium’s existing credit agreements, debt was retired under those agreements or payments were made to obtain default-related waivers under those agreements. The only applicable event was an equity cure payment of $3.0 million made in August 2009 (see Note 14). The Formula Amount equals the equity cure payment of $3.0 million divided by $6.50, or 455,230 shares. Thus, 455,230 shares of the Company’s common stock are currently exercisable under the Holdings Warrant with respect to the Formula Amount. In accordance with applicable accounting guidance for distinguishing liabilities from equity, this award is recorded to equity with the offset going against the capital contribution made to affect the debt cure.

Subscription Right
In connection with the merger with Cambium, the Company granted VSS a subscription right that permits them to purchase, at any time and from time to time until December 8, 2011, a number of shares of common stock up to the lesser of:
• 7,500,000 shares of common stock (subject to adjustment in the event of any dividend, stock split, combination or similar recapitalization event); or
• the number of shares of common stock that VSS may purchase from time to time during the 24-month subscription period for an aggregate purchase price of $20.0 million (based upon the per share purchase price described below).
The purchase price per share in connection with the subscription rights is equal to 90% of the volume weighted average price of the common stock measured over the ten-trading-day period immediately preceding the issuance and sale of the shares of common stock. These rights are accounted for as equity with the offsetting grant date fair value of $2.2 million recorded to general and administrative expense.
Fair Value of Stock Option and SAR Grants
The fair value of each stock-based compensation award granted is estimated on the date of grant using the Black-Scholes option-pricing model.
In connection with the merger with VLCY, the Company issued conversion stock options to purchase 105,910 shares and conversion SARs with respect to 200,000 shares. These were issued in replacement of share-based awards held by employees of VLCY that were required to be converted into rights or options for shares of the Company with the same terms and conditions that were applicable to the rights or options for VLCY shares, including exercise prices ranging from $8.55 to $36.00 per share. The conversion SARs are recorded as a liability at December 31, 2009 in other liabilities in the Consolidated Balance Sheets. For more information see Note 4. The following assumptions were used during the periods presented to estimate the fair value of conversion awards:

2009

Expected stock volatility	35.00%
Risk-free interest rate	1.02%
Expected years until exercise	2.56 – 0.1
Dividend yield	0.00%
All other stock option and SAR grants are calculated using the Black-Scholes option-pricing model. The following assumptions were used during the periods presented to estimate the fair value of other awards:

2009

Expected stock volatility	35.00%
Risk-free interest rate	2.69%
Expected years until exercise	6.25
Dividend yield	0.00%
Due to a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company used the simplified method as described in applicable accounting guidance for stock based compensation to estimate the expected years until exercise on new awards.

Summary of Stock Option and SAR Activity
A summary of the stock option and stock appreciation right transactions for the year ended December 31, 2009 is as follows:

	Stock Option Grantees		SAR Grantee
		Weighted		Weighted
		Average		Average
	Shares	Exercise	Shares	Exercise
	(000s)	Price	(000s)	Price

For the year ended December 31, 2009:
Granted	2,256	$6.03	200	$8.55
Exercised	—	—	—	—
Forfeited/cancelled	—	—	—	—

Awards outstanding at December 31, 2009	2,256	$6.03	200	$8.55

Awards exercisable at December 31, 2009	127	$23.26	200	$8.55

Weighted average fair value of awards granted during the year ended December 31, 2009	$1.16		$0.11

The total intrinsic value of options outstanding and exercisable as of December 31, 2009 was zero. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $3.92 of our common stock on December 31, 2009. The total grant date fair value of stock options vested during the year ended December 31, 2009 was $2.4 million.
As of December 31, 2009, there was $2.3 million of unrecognized compensation cost related to outstanding stock options and stock appreciation rights, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 3.9 years. To the extent the forfeiture rate is different than what we have anticipated, stock-based compensation related to these awards will be adjusted in accordance with applicable accounting guidance for stock based compensation.
The following tables provide additional information with respect to stock options and stock appreciation rights outstanding at the end of fiscal 2009:

	Awards Outstanding			Awards Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number	Remaining	Average	Number	Remaining	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Contractual	Exercise
Exercise Price	(000’s)	Life (Years)	Price	(000’s)	Life (Years)	Price

$4.50 and below	1,612	9.9	$4.50	16	9.9	$4.50
$4.51 – $6.50	538	9.9	6.50	5	9.9	6.50
$6.51 – $36.00	106	1.4	26.93	106	1.4	26.93

	2,256	9.5	$6.03	127	1.6	$23.26

Securities Authorized for Issuance
Securities authorized for issuance under equity compensation plans at December 31, 2009 are as follows:

Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance
(in thousands, except per share amounts)	outstanding options	outstanding options	under equity
Plan Category	and rights	and rights	incentive plan (a)

Equity compensation plans approved by security holders	2,256	$6.03	2,744

Equity compensation plans not approved by security holders	—	—	—

Total	2,256	$6.03	2,744

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights”.
Note 18 — Restructuring
In December 2007, the Company developed, approved, and communicated a plan to consolidate the Petaluma, California, office and reduce the work force, with consolidation completed by September 30, 2009 the Company’s total restructuring charge amounted to $0.7 million. The Company expensed $0.1 million for the year ended December 31, 2009, classified as cost of sales in the accompanying Consolidated Statement of Operations in the Cambium Learning Technologies segment. The following table summarizes the Petaluma restructuring plan:

					Incurred in
					Successor Period
		Total	Incurred in	Incurred in	from January 29,
	Total Amount	Incurred as	Year Ended	Year Ended	2007 through
	Expected to	of December 31,	December 31,	December 31,	December 31,
(in thousands)	be Incurred	2009	2009	2008	2007

One-time termination benefits	$314	$314	$16	$238	$60

Other associated costs	348	$348	40	307	—

	$662	$662	$56	$545	$60

The following table summarizes the activity in the Company’s restructuring reserve, which is included in accrued expenses in the accompanying Consolidated Balance Sheets.

			Period from
	Year Ended	Year Ended	January 29, 2007
	December 31,	December 31,	through December 31,
(in thousands)	2009	2008	2007
Beginning Balance	$48	$60	$—

Accrued Expenses:
One-time termination benefits	16	238	60
Facility-related expenses	40	307	—
Cash Payments:
One-time termination benefits	(64)	(250)	—
Facility-related expenses	(40)	(307)	—

Ending Balance	$—	$48	$60

As a result of the merger with VLCY on December 8, 2009, the Company plans to reduce its combined work force and will close its Dallas, Texas distribution facility and transfer all inventory to its distribution facility in Frederick, Colorado. The Company expects to incur approximately $1.2 million in severance related costs, which will impact all segments, and $0.5 million in warehouse move costs, which will impact the Voyager segment.

During the 23-day post-merger period of 2009, the Company incurred severance-related expense of $0.5 million and made cash payments of $28,000. The expense was recorded to the following line items in the Consolidated Statements of Operations: $0.1 million to Cost of Sales, $0.1 million to Sales and Marketing, and $0.3 million to General and Administrative. The remainder of the severance-related expenses and the warehouse move costs are expected to be incurred in the first half of 2010.
Note 19 — Contingent Liabilities
The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of these proceedings will not have a material adverse effect upon the Company’s consolidated operations or financial condition and the Company has recognized appropriate liabilities as necessary based on facts and circumstances known to management. The Company expenses legal costs related to legal contingencies as incurred.
The Company has a potential indemnification liability related to state income taxes that have been assessed against a former subsidiary of VLCY sold in 2007. Management believes that it is likely that our position will be upheld and the Company does not have a liability accrued. This contingency was identified as an agreed contingency for the CVR and, as such, any amount paid would potentially offset payments due under the CVR in accordance with the merger agreement terms. As of year-end 2009, the fair value of the CVR includes a reduction of $0.9 million related to this state income tax issue, calculated using management assumptions related to the likelihood, amount and timing of any cash outflows for this agreed-upon contingency. If the former subsidiary’s tax position is not upheld, the Company could incur significant indemnification expense in future periods to our Statements of Operations and amounts payable to prior VLCY shareholders for the CVR could be materially reduced from our estimate as of December 31, 2009. The former subsidiary has appealed the assessment and is awaiting an administrative decision by the state taxing authority. If the administrative decision by the state taxing authority is unfavorable, the former subsidiary plans to appeal the decision. The Company expects the final resolution of any tax litigation or potential settlement could range from zero to approximately $17.5 million (including interest). To the extent funds are available in the CVR escrow account, the Company’s cash exposure could be reduced by up to fifty percent.
The Company has letters of credit outstanding as of December 31, 2009 in the amount of $2.3 million to support workers’ compensation insurance coverage, certain of our credit card programs, the build-to-suit lease, and performance bonds for certain contracts. The Company maintains a $1.1 million certificate of deposit as collateral for the workers’ compensation insurance and credit card program letters of credit and for the Automated Clearinghouse (ACH) programs.
The certificate of deposit is recorded in other assets.
Note 20 — Related Party Transactions
Agreements with VSS
Jeffrey Stevenson and Scott Troeller, each of whom serves on our board of directors, are both partners of VSS. Funds managed by VSS own a majority of the equity interests of VSS-Cambium Holdings III, LLC, which holds approximately 55% of the Company’s outstanding common stock.
Cambium Learning entered into a management services agreement with VSS, effective on April 12, 2007. Under the term of the agreement, VSS has provided Cambium Learning with the following services: (i) advice in connection with the negotiation of agreements, contracts, documents, and instruments necessary to provide Cambium Learning with financing from banks on terms and conditions satisfactory to Cambium, and (ii) financial, managerial, and operational advice in connection with Cambium’s day-to-day operations, including, without limitation, advice with respect to the development and implementation of strategies for improving the operating, marketing and financial performance of Cambium.
Pursuant to the management services agreement, Cambium Learning paid VSS an annual monitoring fee of $0.2 million, plus out-of-pocket expenses, payable semi-annually in arrears, in exchange for these services. Cambium Learning expensed $0.2 million, $0.2 million and $0.1 million for monitoring fees for the year ended December 31, 2009, for the year ended December 31, 2008 and for the period of January 29, 2007 to December 31, 2007, respectively. The management services agreement was terminated on December 8, 2009, at the effective time of the mergers, and VSS is no longer compensated under such agreement.

Pursuant to an agreement with an affiliate of VSS, Cambium Learning was obligated to pay such VSS affiliate fees in the event that additional equity or debt financings were completed by Cambium Learning. On December 8, 2009, that fee agreement was replaced by a consulting fee agreement between the Company and VSS entitling VSS to the following fees: (i) a fee equal to 1% of the gross proceeds of any debt or equity financing by us, and (ii) a fee equal to 1% of the enterprise value of any entities acquired or disposed of by us. These obligations will remain in effect until the earlier of the date on which funds managed by VSS cease to beneficially own at least 10% of the Company’s outstanding common stock or, unless our audit committee renews the consulting fee agreement, January 1, 2015.
The Company incurred $3.0 million to an affiliate of VSS at the closing of the mergers in consideration of providing advisory services with respect to the transaction. One million dollars of this fee was paid in cash at closing, and the balance becomes payable if and when Cambium Learning’s ratio of total outstanding debt to adjusted EBITDA drops below 3.0:1. Three-quarters of this remaining balance will be allocated pro rata among VSS and certain of the members of VSS-Cambium Holdings III, LLC. For purposes of determining when this fee is to be paid, adjusted EBITDA is calculated in the same manner as that measure is calculated under Cambium Learning’s senior unsecured credit agreement.
VSS currently receives an annual retainer of $65,000 each for the services of Mr. Stevenson and Mr. Troeller on the board of directors. In addition, VSS receives an annual retainer of $70,000 for the services of Mr. Troeller as chairman of the board of directors. In total, VSS receives $0.2 million in cash annually related to the services of these directors, plus reimbursement of out-of-pocket expenses.
Stockholders Agreement
The Company entered into the Stockholders Agreement on December 8, 2009, at the effective time of the mergers, with VSS-Cambium Holdings III, LLC and Vowel Representative, LLC, the stockholder representative for the former VLCY stockholders.
Board of Directors. The Stockholders Agreement contains several agreements among the parties with respect to the board of directors. These provisions include an agreement by VSS-Cambium Holdings III, LLC to vote its shares of the Company’s common stock as necessary to ensure that the size of the board of directors is set at and remains at nine directors until December 8, 2012. These provisions also include an agreement by VSS-Cambium Holdings III, LLC not to vote its shares or take any other action to remove or disqualify any of the VLCY designees named as Class II directors (the “Voyager Class II designees”) or as Class III directors (the “Voyager Class III designees”), in each case other than for “cause” as determined in accordance with Delaware law, until the earliest to occur of:
•	the written consent of Vowel Representative, LLC, which consent may be granted or withheld in its sole and absolute discretion;

•	the full distribution by the escrow agent of the CVR escrow fund in accordance with the terms of the escrow agreement entered into in connection with the merger transaction;

•	the second anniversary of the effective time of the mergers with respect to the Voyager Class II designees and the third anniversary of the effective time with respect to the Voyager Class III designees; or

•	the date on which funds managed or controlled by VSS cease to collectively beneficially own in the aggregate at least 10% of the issued and outstanding shares of the Company’s common stock.
VSS-Cambium Holdings III, LLC also has agreed that, until December 8, 2012, for so long as VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS collectively beneficially own in the aggregate at least 10% of the issued and outstanding shares of our common stock:
•	none of the funds managed or controlled by VSS nor VSS-Cambium Holdings III, LLC will vote or otherwise take any action to amend, modify or repeal the Company’s certificate of incorporation or bylaws to eliminate the Class II or Class III director classes, to increase or decrease the size of the board of directors or in any other manner that would result in a breach of the Stockholders Agreement; and

•	VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS will vote or act by written consent to maintain a classified or staggered board of directors, with the director classes and other terms as set forth in our certificate of incorporation and bylaws.
Preemptive Rights. Except with respect to specified exempt issuances that are described below, so long as VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS beneficially own in the aggregate at least 25% of the outstanding shares of the Company’s common stock, they will have preemptive rights to purchase the Company’s common stock (or such other securities as may be approved by the audit committee) in connection with any proposed issuance of securities after December 8, 2009 that does not constitute an exempt issuance. These preemptive rights generally give the holders of those rights the opportunity to purchase an amount of the Company’s securities in the new issuance that would enable the holders of those rights to maintain their same collective percentage ownership following the new issuance. Certain specified issuances of securities by us constitute “exempt issuances” and will not be subject to the preemptive rights of VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS.

Subscription Rights. VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS have the right, at any time and from time to time until December 8, 2011, to purchase a number of shares of the Company’s common stock up to the lesser of: (i) 7,500,000 shares of common stock (subject to adjustment in the event of any dividend, stock split, combination or similar recapitalization event); or (ii) the number of shares of common stock that VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS may purchase from time to time during the 24-month subscription period for an aggregate purchase price of $20,000,000. The purchase price per share in connection with the subscription rights is equal to 90% of the volume weighted average price of our common stock measured over the ten-trading-day period immediately preceding the issuance and sale of the shares our common stock.
Other Agreements
Shortly after discovering the financial misappropriation at Cambium Learning in late April 2008, VSS notified Cambium Learning’s lenders of the circumstances, and, as a result, the ability to draw down on the revolving loan under Cambium Learning’s credit agreement was promptly suspended. In order to provide needed working capital over the course of the next three months during the pendency of the internal investigation into the misappropriation, VSS, through its funds, advanced $7.0 million to Cambium Learning in the form of subordinated loans with interest at 14% per year, payable quarterly beginning June 30, 2008. In connection with the permanent waiver and amendment to the senior secured and senior unsecured credit agreements that restored the revolving loan following the misappropriation, these subordinated loans were converted into equity of the Company’s sole stockholder in late August 2008. At the time of this conversion, the Company paid VSS a capital stock issuance fee of $0.1 million.
The Company ultimately recovered $30.2 million from the former stockholders of Cambium Learning upon discovery of the financial misappropriation. Since David Cappellucci, Cambium Learning’s former Chief Executive Officer and the Company’s President, David Caron, Cambium Learning’s former Chief Financial Officer, and George Logue, Cambium Learning’s Executive Vice President and the Company’s President of Supplemental Solutions, were also former stockholders of the predecessor Cambium Learning, they each contributed a pro rata portion to this recovery as former stockholders, and not in their capacity as employees.
Note 21 — Segment Reporting
The Company’s geographic area of operation is predominantly the United States. Export or foreign sales to locations outside the United States for the year ended December 31, 2009 accounted for 12% of total sales, with 7% of total sales shipped to Canada. No single customer accounts for more than 10% of consolidated net sales. For the year ended December 31, 2009, no single customer constituted 10% or more of total sales or accounts receivable. Although the loss of a single customer or a few customers would not have a material adverse effect on the Company’s business, schedules of school adoptions and market acceptance of the Company’s products can materially affect year-to-year revenue performance. The Company evaluates the performance of its operating segments based on income (loss) from operations before depreciation and amortization, interest income and expense, income taxes, and nonrecurring and extraordinary items. The significant accounting policies of the reportable segments are the same as those for the Company. There were no inter-segment sales or transfers.
Prior to the merger transaction completed on December 8, 2009, the Company had two reportable segments: Published Products and Learning Technologies. Subsequent to the merger transaction, the Company operates as three reportable segments with separate management teams and infrastructures that offer various products and services, as follows:
Voyager:
Voyager intervention programs serve as the anchor of the Company’s product portfolio, generally providing a full-year’s worth of literacy or math instruction to at-risk students.
Sopris:
Sopris programs are offered in the areas of literacy, mathematics, and behavior to supplement core programs, and include assessments and instructional resources for students and professional development materials for educators.
Cambium Learning Technologies:
This operating segment includes assistive and instructional technology and related services. The principal markets for these products are elementary and secondary schools.

Other:
This consists of unallocated shared services, such as accounting, legal and human resources and corporate related items. Depreciation and amortization expense, interest income and expense, other income and expense, and taxes are included in other.
The historical segment reporting results have been adjusted for comparative purposes to reflect the current organizational structure. These reclassifications required certain assumptions and estimates.
The following table represents the revenue, gross profit and income (loss) from operations which are used by the Company’s chief operating decision maker to measure the segment’s operating performance. The Company does not track assets directly by segment and the chief operating decision maker does not use assets or capital expenditures to measure a segment’s operating performance, therefore this information is not presented. The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

			Cambium
			Learning
(in thousands)	Voyager	Sopris	Technologies	Other	Consolidated
Predecessor Period from January 1, 2007 through April 11, 2007
Product sales	$4,132	$5,136	$5,970	$—	$15,238
Service revenues	2,287	773	116	—	3,176

Net sales	6,419	5,909	6,086	—	18,414
Cost of product sales	1,136	1,699	1,061	—	3,896
Cost of service revenues	1,384	460	64	—	1,908
Amortization	—	—	—	3,392	3,392

Total cost of sales	2,520	2,159	1,125	3,392	9,196
Segment net (loss) income	$(7)	$(912)	$2,348	$(13,241)	$(11,812)

Successor Period, from January 29, 2007 (inception) through December 31, 2007
Product sales	$35,827	$21,496	$13,943	$—	$71,266
Service revenues	7,275	2,064	242	—	9,581

Net sales	43,102	23,560	14,185	—	80,847
Cost of product sales	13,106	4,755	1,888	—	19,749
Cost of service revenues	4,877	1,316	119	—	6,312
Amortization	—	—	—	11,719	11,719

Total cost of sales	17,983	6,071	2,007	11,719	37,780
Segment net (loss) income	$9,767	$9,960	$4,834	$(38,492)	$(13,931)

Year ended December 31, 2008
Product sales	$40,424	$27,495	$21,288	$—	$89,207
Service revenues	7,924	2,217	383	—	10,524

Net sales	48,348	29,712	21,671	—	99,731
Cost of product sales	11,214	6,003	3,029	—	20,246
Cost of service revenues	5,721	1,489	253	—	7,463
Amortization	—	—	—	15,966	15,966

Total cost of sales	16,935	7,492	3,282	15,966	43,675
Segment net (loss) income	$10,949	$8,658	$7,732	$(96,899)	$(69,560)

Year ended December 31, 2009
Product sales	$44,329	$23,431	$22,625	$—	$90,385
Service revenues	8,594	1,754	315	—	10,663

Net sales	52,923	25,185	22,940	—	101,048
Cost of product sales	10,678	6,350	2,537	26	19,591
Cost of service revenues	5,992	1,093	172	—	7,257
Amortization	—	—	—	17,527	17,527

Total cost of sales	16,670	7,443	2,709	17,553	44,375
Segment net (loss) income	$16,417	$7,734	$11,235	$(71,151)	$(35,765)

Note 22 — Interim Financial Information (Unaudited)
The following table presents our quarterly results of operations for fiscal 2009 and fiscal 2008.

	First	Second	Third	Fourth	Total
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
2009
Net sales	$15,794	$20,976	$40,972	$23,306	$101,048
Operating expenses	22,268	31,918	30,016	40,140	124,342
Earnings (loss) before income taxes	(11,214)	(15,950)	5,811	(22,116)	(43,469)
Income tax (expense) benefit	4,317	2,099	(1,373)	2,661	7,704
Net income (loss)	$(6,897)	$(13,851)	$4,438	$(19,455)	$(35,765)

Basic income (loss) per share	(0.34)	(0.68)	0.22	(0.74)	(1.63)
Diluted income (loss) per share	(0.34)	(0.68)	0.22	(0.74)	(1.63)

2008
Net sales	$17,071	$29,721	$35,263	$17,676	$99,731
Operating expenses	26,617	33,405	30,423	97,423	187,868
Earnings (loss) before income taxes	(15,031)	(7,190)	24,413	(85,174)	(82,982)
Income tax benefit	5,712	2,732	2,329	2,649	13,422
Net income (loss)	$(9,319)	$(4,458)	$26,742	$(82,525)	$(69,560)

Basic income (loss) per share	(0.45)	(0.22)	1.30	(4.03)	(3.39)
Diluted income (loss) per share	(0.45)	(0.22)	1.30	(4.03)	(3.39)
The net losses for the second quarter 2009 and fourth quarter 2008 include goodwill impairment charges of $9.1 million and $76.0 million, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Management’s Report on Internal Control Over Financial Reporting
(a) Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rule 13a-15 under the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and the Company’s Board of Directors, to allow timely decisions regarding required disclosure.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.
(b) Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
It should be noted that the Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s internal controls will necessarily prevent all errors or fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
(c) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The Company intends to file with the SEC a definitive proxy statement on Schedule 14A in connection with the Company’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”) within 120 days after the end of the year covered by this Annual Report on Form 10-K. The information required to be furnished pursuant to this Item 10 will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required to be furnished pursuant to this Item 11 will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required to be furnished pursuant to this Item 12 will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required to be furnished pursuant to this Item 13 will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required to be furnished pursuant to this Item 14 will be set forth in the Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) 1. Financial Statements:
The following Consolidated Financial Statements of Cambium Learning Group, Inc. are included in Part II, Item 8, Financial Statements and Supplementary Data:
•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, the period from January 29, 2007 through December 31, 2007 (Successor), and the period from January 1, 2007 through April 11, 2007 (Predecessor)

•	Consolidated Balance Sheets at December 31, 2009 and 2008

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008, the period from January 29, 2007 through December 31, 2007 (Successor), and the period from January 1, 2007 through April 11, 2007 (Predecessor)

•	Consolidated Statements of Stockholders’ and Members’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2009 and 2008, the period from January 29, 2007 through December 31, 2007 (Successor), and the period from January 1, 2007 through April 11, 2007 (Predecessor)

•	Notes to the Consolidated Financial Statements

2. Financial Statement Schedules:
Schedule II: Valuation and Qualifying Accounts

Accounts
receivable
(in thousands)	reserve
Balance as of December 31, 2006 (Predecessor)	$502
Charged to costs and expenses	(4)
Charged to other accounts (1)	61
Recoveries	—
Write-offs	(2)
Other	—

Balance as of April 11, 2007 (Predecessor)	$557

Balance as of April 11, 2007 (Successor)	$557
Charged to costs and expenses	157
Charged to other accounts (1)	(10)
Recoveries	—
Write-offs	(9)
Other	—

Balance as of December 31, 2007 (Successor)	$695

Charged to costs and expenses	18
Charged to other accounts (1)	(5)
Recoveries	—
Write-offs	(2)
Other	—

Balance as of December 31, 2008 (Successor)	$706

Charged to costs and expenses	5
Charged to other accounts (1)	12
Recoveries	11
Write-offs	(418)
Other	—

Balance as of December 31, 2009 (Successor)	$316

(1)	Charges to other accounts include sales returns
All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits:
The following exhibits are filed with this Annual Report on Form 10-K. Exhibit numbers preceded by an asterisk (*) indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibit numbers preceded by a plus sign (+) indicate a management contract or compensatory plan or arrangement.

Exhibit Number	Description

*2.1	Agreement and Plan of Mergers, dated as of June 20, 2009, among Cambium Learning Group, Inc., Voyager Learning Company, VSS-Cambium Holdings II Corp., Consonant Acquisition Corp., Vowel Acquisition Corp. and Vowel Representative, LLC. (incorporated by reference to Annex A to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on November 10, 2009).

*3.1	Second Amended and Restated Certificate of Incorporation of Cambium-Voyager Holdings, Inc. (incorporated by reference to Annex C to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on November 10, 2009).

*3.2	Amended and Restated Bylaws of Cambium Learning Group, Inc. (incorporated by reference to Annex D to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on November 10, 2009).

*4.1	Specimen share certificate of Cambium Learning Group, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 9, 2009).

*4.2	Form of Cambium Learning Group, Inc. Warrant. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.1	Limited Guarantee given by certain funds managed by VSS Fund Management LLC. (incorporated by reference to Annex G to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on November 10, 2009).

*10.2	Voting and Support Agreement given to Voyager Learning Company by VSS-Cambium Holdings III, LLC. (incorporated by reference to Annex H to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on November 10, 2009).

*10.3	Form of Voting and Support Agreement given to Cambium-Voyager Holdings, Inc. (incorporated by reference to Annex I to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on November 10, 2009).

*10.4	Form of Contingent Rights Agreement by and among Cambium-Voyager Holdings, Inc., Vowel Representative, LLC and Wells Fargo Bank, National Association. (incorporated by reference to Annex J to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on November 10, 2009).

*10.5	Form of Escrow Agreement by and among Cambium-Voyager Holdings, Inc., Vowel Representative, LLC, Voyager Learning Company, Richard Surratt and Wells Fargo Bank, National Association. (incorporated by reference to Annex K to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on November 10, 2009).

*10.6	Form of Stockholders Agreement by and among Cambium-Voyager Holdings, Inc., VSS-Cambium Holdings III, LLC and Vowel Representative, LLC. (incorporated by reference to Annex L to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on November 10, 2009).

*10.7	Cambium Learning Group, Inc. 2009 Equity Incentive Plan. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.8	Senior Secured Credit Agreement dated as of April 12, 2007 among VSS-Cambium Merger Corp. as the Borrower (the predecessor to Cambium Learning, Inc.); VSS-Cambium Holdings, LLC and other Guarantors; the Lenders; Credit Suisse Securities (USA) LLC and Barclays Capital, the investment banking division of Barclays Bank PLC, as Co-Lead Arrangers and Joint Bookmanagers; Barclays Bank PLC, as Administrative Agent and Collateral Agent; Credit Suisse Securities (USA) LLC, as Co-Syndication Agent; BNP Paribas, as Co-Syndication Agent; and TD Securities (USA) LLC, as Documentation Agent. (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 30, 2009).

*10.9	Limited Waiver and Amendment, dated as of May 20, 2008, by and among, Cambium Learning, Inc., as the Borrower (the successor to VSS-Cambium Merger Corp.), Barclays Bank PLC, as Administrative Agent and the required lenders, to the Senior Secured Credit Agreement, dated as of April 12, 2007. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 9, 2009).

*10.10	Letter Agreement, dated July 15, 2008, by and among Cambium Learning, Inc., as the Borrower, Barclays Bank PLC, as Administrative Agent and the required lenders. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.11	Permanent Waiver and Amendment No. 2, dated as of August 22, 2008, by and among, Cambium Learning, Inc., as the Borrower (the successor to VSS-Cambium Merger Corp.), Barclays Bank PLC, as Administrative Agent and the required lenders to the Senior Secured Credit Agreement, dated as of April 12, 2007, as amended. (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 30, 2009).

Exhibit Number	Description
*10.12	Note Purchase Agreement dated as of April 12, 2007 among VSS-Cambium Merger Corp., as Company (the predecessor to Cambium Learning, Inc.); VSS-Cambium Holdings, LLC, as Guarantor; TCW/Crescent Mezzanine Partners IV, L.P., TCW/Crescent Mezzanine Partners IVB, L.P., MAC Capital, Ltd., New York Life Investment Management Mezzanine Partners II, LP, NYLIM Mezzanine Partners II Parallel Fund, LP, Goldentree Capital Solutions Fund Financing, Goldentree Capital Opportunities, LP, as Purchasers; and TCW/Crescent Mezzanine Partners IV, L.P., as Administrative Agent. (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 30, 2009).

*10.13	Temporary Waiver and Amendment, dated as of May 20, 2008, by and among Cambium Learning, Inc., (the successor to VSS-Cambium Merger Corp.), TCW/Crescent Mezzanine Partners IV, L.P., as Administrative Agent and the required note holders, to the Note Purchase Agreement, dated as of April 12, 2007. (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 9, 2009).

*10.14	Letter Agreement, dated July 15, 2008, by and among Cambium Learning, Inc., TCW/Crescent Mezzanine Partners IV, L.P., as Administrative Agent and the required note holders. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.15	Permanent Waiver and Amendment No. 2 dated as of August 22, 2008, by and among Cambium Learning, Inc., (the successor to VSS-Cambium Merger Corp.), TCW/Crescent Mezzanine Partners IV, L.P., as Administrative Agent and the required note holders, to the Note Purchase Agreement, dated as of April 12, 2007, as amended. (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 9, 2009).

*10.16	Promissory Note, dated April 12, 2007, made by Cambium Learning, Inc. in favor of TCW/Crescent Mezzanine Partners IV, L.P. in the aggregate principal amount of $12,973,131.22. (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.17	Promissory Note, dated April 12, 2007, made by Cambium Learning, Inc. in favor of TCW/Crescent Mezzanine Partners IVB, L.P. in the aggregate principal amount of $9,526,868.78. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.18	Promissory Note, dated April 12, 2007, made by Cambium Learning, Inc. in favor of MAC Capital LTD in the aggregate principal amount of $2,500,000. (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.19	Promissory Note, dated April 12, 2007, made by Cambium Learning, Inc. in favor of NYLIM Mezzanine Partners II Parallel Fund, L.P. in the aggregate principal amount of $3,063,436.24. (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.20	Promissory Note, dated April 12, 2007, made by Cambium Learning, Inc. in favor of NY Life Investment Management Mezzanine Partners II, L.P. in the aggregate principal amount of $8,936,536.76. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.21	Promissory Note, dated April 12, 2007, made by Cambium Learning, Inc. in favor of Goldentree Capital Solutions Fund Financing in the aggregate principal amount of $10,000,000. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.22	Promissory Note, dated April 12, 2007, made by Cambium Learning, Inc. in favor of Goldentree Capital Opportunities in the aggregate principal amount of $3,000,000. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.23	Employment Agreement, dated April 12, 2007, by and between Cambium Learning, Inc. and David Cappellucci. (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.24	Amendment, dated June 26, 2009, by and among David Cappellucci, Cambium Learning, Inc. and Cambium Voyager Holdings, Inc. to Employment Agreement, dated April 12, 2007. (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.25	Restrictive Covenants Agreement, dated November 28, 2006 by and between ProQuest Company and Snap-on Incorporated. (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*+10.26	Employment agreement dated April 9, 2009, between Voyager Learning Company and Ron Klausner. (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*+10.27	Employment agreement dated June 19, 2009, between Voyager Expanded Learning and Brad Almond. (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*+10.28	Employment agreement dated May 8, 2009, between Voyager Learning Company and Richard Surratt. (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*+10.29	Retention Agreement, dated July 13, 2006, by and between Voyager Learning Company (f/k/a ProQuest Company) and Todd Buchardt. (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 9, 2009).

*+10.30	Employment agreement dated May 8, 2009, between Voyager Learning Company and Todd Buchardt. (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*+10.31	Employment agreement dated March 4, 2009, between Voyager Expanded Learning and John Campbell. (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

Exhibit Number	Description

*10.32	Letter Agreement, dated June 20, 2009, by and among Voyager Learning Company, Cambium-Voyager Holdings, Inc. (f/k/a Cambium Holdings, Inc.), VSS-Cambium Holdings III and VSS Cambium Holdings II Corp. (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.33	Letter Agreement, dated July 24, 2009, by and between Cambium-Voyager Holdings, Inc. and VSS Fund Management LLC. (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*+10.34	Voyager Supplemental Retirement Plan. (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 9, 2009).

*+10.35	Voyager Amended and Restated Replacement Benefit Plan. (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 9, 2009).

*+10.36	Amendment to Employment Agreement dated as of August 7, 2009, by and among Cambium-Voyager Holdings, Inc., Voyager Learning Company and Ronald Klausner. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 9, 2009).

*10.37	Amendment No. 3, dated as of October 29, 2009, by and among Cambium Learning, Inc., as the Borrower (the successor to VSS-Cambium Merger Corp.), Barclays Bank PLC, as Administrative Agent, and the required lenders to the Senior Secured Credit Agreement, dated as of April 12, 2007, as amended. (incorporated by reference to Exhibit 10.37 to Amendment No. 2 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 30, 2009).

*10.38	Amendment No. 3, dated as of October 29, 2009, by and among Cambium Learning, Inc., (the successor to VSS-Cambium Merger Corp.), TCW/Crescent Mezzanine Partners IV, L.P., as Administrative Agent, and the required note holders, to the Note Purchase Agreement, dated as of April 12, 2007, as amended. (incorporated by reference to Exhibit 10.38 to Amendment No. 2 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 30, 2009).

21.1	Subsidiaries of Cambium Learning Group, Inc.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Grant Thornton LLP.

23.3	Consent of Whitley Penn LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

Date: March 26, 2010	Cambium Learning Group, Inc.
	By:	/s/ Bradley C. Almond
Bradley C. Almond
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Klausner Ronald Klausner	Director and Chief Executive Officer (Principal Executive Officer)	March 26, 2010

/s/ David F. Cappellucci David F. Cappellucci	Director and President	March 26, 2010

/s/ Bradley C. Almond Bradley C. Almond	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 26, 2010

/s/ Barbara Benson Barbara Benson	Controller (Principal Accounting Officer)	March 26, 2010

/s/ Harold O. Levy Harold O. Levy	Director	March 26, 2010

/s/ Thomas Kalinske Thomas Kalinske	Director	March 26, 2010

/s/ Neil Weiner Neil Weiner	Director	March 26, 2010

/s/ Frederick J. Schwab Frederick J. Schwab	Director	March 26, 2010

/s/ Scott J. Troeller Scott J. Troeller	Director	March 26, 2010

/s/ Richard J. Surratt Richard J. Surratt	Director	March 26, 2010

/s/ Jeffrey T. Stevenson Jeffrey T. Stevenson	Director	March 26, 2010

3. Exhibits:
The following exhibits are filed with this Annual Report on Form 10-K. Exhibit numbers preceded by an asterisk (*) indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibit numbers preceded by a plus sign (+) indicate a management contract or compensatory plan or arrangement.

Exhibit Number	Description

*2.1	Agreement and Plan of Mergers, dated as of June 20, 2009, among Cambium Learning Group, Inc., Voyager Learning Company, VSS-Cambium Holdings II Corp., Consonant Acquisition Corp., Vowel Acquisition Corp. and Vowel Representative, LLC. (incorporated by reference to Annex A to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on November 10, 2009).

*3.1	Second Amended and Restated Certificate of Incorporation of Cambium-Voyager Holdings, Inc. (incorporated by reference to Annex C to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on November 10, 2009).

*3.2	Amended and Restated Bylaws of Cambium Learning Group, Inc. (incorporated by reference to Annex D to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on November 10, 2009).

*4.1	Specimen share certificate of Cambium Learning Group, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 9, 2009).

*4.2	Form of Cambium Learning Group, Inc. Warrant. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.1	Limited Guarantee given by certain funds managed by VSS Fund Management LLC. (incorporated by reference to Annex G to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on November 10, 2009).

*10.2	Voting and Support Agreement given to Voyager Learning Company by VSS-Cambium Holdings III, LLC. (incorporated by reference to Annex H to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on November 10, 2009).

*10.3	Form of Voting and Support Agreement given to Cambium-Voyager Holdings, Inc. (incorporated by reference to Annex I to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on November 10, 2009).

*10.4	Form of Contingent Rights Agreement by and among Cambium-Voyager Holdings, Inc., Vowel Representative, LLC and Wells Fargo Bank, National Association. (incorporated by reference to Annex J to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on November 10, 2009).

*10.5	Form of Escrow Agreement by and among Cambium-Voyager Holdings, Inc., Vowel Representative, LLC, Voyager Learning Company, Richard Surratt and Wells Fargo Bank, National Association. (incorporated by reference to Annex K to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on November 10, 2009).

*10.6	Form of Stockholders Agreement by and among Cambium-Voyager Holdings, Inc., VSS-Cambium Holdings III, LLC and Vowel Representative, LLC. (incorporated by reference to Annex L to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on November 10, 2009).

*10.7	Cambium Learning Group, Inc. 2009 Equity Incentive Plan. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.8	Senior Secured Credit Agreement dated as of April 12, 2007 among VSS-Cambium Merger Corp. as the Borrower (the predecessor to Cambium Learning, Inc.); VSS-Cambium Holdings, LLC and other Guarantors; the Lenders; Credit Suisse Securities (USA) LLC and Barclays Capital, the investment banking division of Barclays Bank PLC, as Co-Lead Arrangers and Joint Bookmanagers; Barclays Bank PLC, as Administrative Agent and Collateral Agent; Credit Suisse Securities (USA) LLC, as Co-Syndication Agent; BNP Paribas, as Co-Syndication Agent; and TD Securities (USA) LLC, as Documentation Agent. (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 30, 2009).

*10.9	Limited Waiver and Amendment, dated as of May 20, 2008, by and among, Cambium Learning, Inc., as the Borrower (the successor to VSS-Cambium Merger Corp.), Barclays Bank PLC, as Administrative Agent and the required lenders, to the Senior Secured Credit Agreement, dated as of April 12, 2007. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 9, 2009).

*10.10	Letter Agreement, dated July 15, 2008, by and among Cambium Learning, Inc., as the Borrower, Barclays Bank PLC, as Administrative Agent and the required lenders. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.11	Permanent Waiver and Amendment No. 2, dated as of August 22, 2008, by and among, Cambium Learning, Inc., as the Borrower (the successor to VSS-Cambium Merger Corp.), Barclays Bank PLC, as Administrative Agent and the required lenders to the Senior Secured Credit Agreement, dated as of April 12, 2007, as amended. (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 30, 2009).

Exhibit Number	Description
*10.12	Note Purchase Agreement dated as of April 12, 2007 among VSS-Cambium Merger Corp., as Company (the predecessor to Cambium Learning, Inc.); VSS-Cambium Holdings, LLC, as Guarantor; TCW/Crescent Mezzanine Partners IV, L.P., TCW/Crescent Mezzanine Partners IVB, L.P., MAC Capital, Ltd., New York Life Investment Management Mezzanine Partners II, LP, NYLIM Mezzanine Partners II Parallel Fund, LP, Goldentree Capital Solutions Fund Financing, Goldentree Capital Opportunities, LP, as Purchasers; and TCW/Crescent Mezzanine Partners IV, L.P., as Administrative Agent. (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 30, 2009).

*10.13	Temporary Waiver and Amendment, dated as of May 20, 2008, by and among Cambium Learning, Inc., (the successor to VSS-Cambium Merger Corp.), TCW/Crescent Mezzanine Partners IV, L.P., as Administrative Agent and the required note holders, to the Note Purchase Agreement, dated as of April 12, 2007. (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 9, 2009).

*10.14	Letter Agreement, dated July 15, 2008, by and among Cambium Learning, Inc., TCW/Crescent Mezzanine Partners IV, L.P., as Administrative Agent and the required note holders. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.15	Permanent Waiver and Amendment No. 2 dated as of August 22, 2008, by and among Cambium Learning, Inc., (the successor to VSS-Cambium Merger Corp.), TCW/Crescent Mezzanine Partners IV, L.P., as Administrative Agent and the required note holders, to the Note Purchase Agreement, dated as of April 12, 2007, as amended. (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 9, 2009).

*10.16	Promissory Note, dated April 12, 2007, made by Cambium Learning, Inc. in favor of TCW/Crescent Mezzanine Partners IV, L.P. in the aggregate principal amount of $12,973,131.22. (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.17	Promissory Note, dated April 12, 2007, made by Cambium Learning, Inc. in favor of TCW/Crescent Mezzanine Partners IVB, L.P. in the aggregate principal amount of $9,526,868.78. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.18	Promissory Note, dated April 12, 2007, made by Cambium Learning, Inc. in favor of MAC Capital LTD in the aggregate principal amount of $2,500,000. (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.19	Promissory Note, dated April 12, 2007, made by Cambium Learning, Inc. in favor of NYLIM Mezzanine Partners II Parallel Fund, L.P. in the aggregate principal amount of $3,063,436.24. (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.20	Promissory Note, dated April 12, 2007, made by Cambium Learning, Inc. in favor of NY Life Investment Management Mezzanine Partners II, L.P. in the aggregate principal amount of $8,936,536.76. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.21	Promissory Note, dated April 12, 2007, made by Cambium Learning, Inc. in favor of Goldentree Capital Solutions Fund Financing in the aggregate principal amount of $10,000,000. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.22	Promissory Note, dated April 12, 2007, made by Cambium Learning, Inc. in favor of Goldentree Capital Opportunities in the aggregate principal amount of $3,000,000. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.23	Employment Agreement, dated April 12, 2007, by and between Cambium Learning, Inc. and David Cappellucci. (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.24	Amendment, dated June 26, 2009, by and among David Cappellucci, Cambium Learning, Inc. and Cambium Voyager Holdings, Inc. to Employment Agreement, dated April 12, 2007. (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.25	Restrictive Covenants Agreement, dated November 28, 2006 by and between ProQuest Company and Snap-on Incorporated. (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*+10.26	Employment agreement dated April 9, 2009, between Voyager Learning Company and Ron Klausner. (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*+10.27	Employment agreement dated June 19, 2009, between Voyager Expanded Learning and Brad Almond. (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*+10.28	Employment agreement dated May 8, 2009, between Voyager Learning Company and Richard Surratt. (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*+10.29	Retention Agreement, dated July 13, 2006, by and between Voyager Learning Company (f/k/a ProQuest Company) and Todd Buchardt. (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 9, 2009).

*+10.30	Employment agreement dated May 8, 2009, between Voyager Learning Company and Todd Buchardt. (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*+10.31	Employment agreement dated March 4, 2009, between Voyager Expanded Learning and John Campbell. (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

Exhibit Number	Description

*10.32	Letter Agreement, dated June 20, 2009, by and among Voyager Learning Company, Cambium-Voyager Holdings, Inc. (f/k/a Cambium Holdings, Inc.), VSS-Cambium Holdings III and VSS Cambium Holdings II Corp. (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*10.33	Letter Agreement, dated July 24, 2009, by and between Cambium-Voyager Holdings, Inc. and VSS Fund Management LLC. (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on August 6, 2009).

*+10.34	Voyager Supplemental Retirement Plan. (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 9, 2009).

*+10.35	Voyager Amended and Restated Replacement Benefit Plan. (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 9, 2009).

*+10.36	Amendment to Employment Agreement dated as of August 7, 2009, by and among Cambium-Voyager Holdings, Inc., Voyager Learning Company and Ronald Klausner. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 9, 2009).

*10.37	Amendment No. 3, dated as of October 29, 2009, by and among Cambium Learning, Inc., as the Borrower (the successor to VSS-Cambium Merger Corp.), Barclays Bank PLC, as Administrative Agent, and the required lenders to the Senior Secured Credit Agreement, dated as of April 12, 2007, as amended. (incorporated by reference to Exhibit 10.37 to Amendment No. 2 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 30, 2009).

*10.38	Amendment No. 3, dated as of October 29, 2009, by and among Cambium Learning, Inc., (the successor to VSS-Cambium Merger Corp.), TCW/Crescent Mezzanine Partners IV, L.P., as Administrative Agent, and the required note holders, to the Note Purchase Agreement, dated as of April 12, 2007, as amended. (incorporated by reference to Exhibit 10.38 to Amendment No. 2 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. (File No. 333-161075) filed with the SEC on October 30, 2009).

21.1	Subsidiaries of Cambium Learning Group, Inc.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Grant Thornton LLP.

23.3	Consent of Whitley Penn LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.