Form 10-Q
period 2010-03-31
CAMBIUM LEARNING GROUP, INC.
filed 2010-05-14
CIK 1466815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 001-34575
Cambium Learning Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or Other Jurisdiction of	27-0587428
Incorporation or Organization)	(I.R.S. Employer Identification No.)

1800 Valley View Lane, Suite 400, Dallas, Texas	75234-8923
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (214) 932-9500
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 30, 2010 was 43,864,676.

Part I. Financial Information
Item 1. Financial Statements.
Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Net sales	$28,222	$15,794

Cost of sales:
Cost of sales	11,312	4,705
Amortization expense	6,742	4,156

Total cost of sales	18,054	8,861

Research and development expense	3,010	1,398
Sales and marketing expense	11,057	5,461
General and administrative expense	7,938	4,284
Shipping costs	544	267
Depreciation and amortization expense	2,577	2,380
Embezzlement and related expense (recoveries)	19	(383)

Total costs and expenses	43,199	22,268

Loss before interest, other income (expense) and income taxes	(14,977)	(6,474)

Net interest income (expense)	(4,368)	(4,677)

Other income (expense), net	(10)	(63)

Loss before income taxes	(19,355)	(11,214)

Income tax (expense) benefit	(85)	4,317

Net loss	$(19,440)	$(6,897)

Net loss per common share:
Basic net loss per common share	$(0.44)	$(0.34)
Diluted net loss per common share	$(0.44)	$(0.34)

Average number of common shares and equivalents outstanding:
Basic	44,318	20,493
Diluted	44,318	20,493
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,797	$13,345
Accounts receivable, net	12,854	19,127
Inventory	21,195	19,812
Deferred tax assets	6,267	6,267
Restricted assets, current	8,271	9,755
Other current assets	4,041	6,010

Total current assets	61,425	74,316

Property, equipment and software at cost	26,017	24,951
Accumulated depreciation and amortization	(5,202)	(4,294)

Net property, equipment and software	20,815	20,657

Goodwill	151,915	151,915
Acquired curriculum and technology intangibles, net	41,751	44,695
Acquired publishing rights, net	48,911	52,312
Other intangible assets, net	26,475	28,133
Pre-publication costs, net	6,053	5,464
Restricted assets, less current portion	17,331	14,930
Other assets	1,677	1,419

Total assets	$376,353	$393,841

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable — line of credit	$10,000	$5,000
Current portion of long-term debt	1,280	1,280
Current portion of capital lease obligations	418	443
Accounts payable	4,808	2,308
Contingent value rights, current	3,950	3,950
Accrued expenses	20,974	23,920
Deferred revenue, current	19,169	21,465

Total current liabilities	60,599	58,366

Long-term liabilities:
Long-term debt, less current portion	150,697	150,487
Capital lease obligations, less current portion	12,605	12,695
Deferred revenue, less current portion	2,673	2,716
Contingent value rights, less current portion	5,649	5,649
Other liabilities	23,597	24,156

Total long-term liabilities	195,221	195,703

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at March 31, 2010 and December 31, 2009)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 43,865 and 43,859 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	44	44
Capital surplus	258,990	258,789
Accumulated deficit	(138,708)	(119,268)
Other comprehensive income (loss):
Pension and postretirement plans	206	206
Net unrealized gain on securities	1	1

Accumulated other comprehensive income	207	207

Total stockholders’ equity	120,533	139,772

Total liabilities and stockholders’ equity	$376,353	$393,841

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Operating activities:
Net loss	$(19,440)	$(6,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	9,319	6,536
Non-cash interest expense	530	559
Gain on derivative instruments	(494)	(322)
Loss on disposal of assets	38	—
Stock-based compensation	234	—
Deferred income taxes	—	(1,906)

Changes in operating assets and liabilities:
Accounts receivable, net	6,273	2,383
Inventory	(1,383)	(367)
Other current assets	1,969	(3,026)
Other assets	(258)	170
Restricted assets	(917)	—
Accounts payable	2,500	(362)
Accrued expenses	(2,452)	(385)
Deferred revenue	(2,339)	(237)
Other long-term liabilities	(562)	(284)
Other, net	—	—

Net cash used in operating activities	(6,982)	(4,138)

Investing activities:
Expenditures for property, equipment, and pre-publication costs	(2,101)	(942)

Net cash used in investing activities	(2,101)	(942)

Financing activities:
Repayment of debt	(320)	(320)
Principal payments under capital lease obligations	(115)	(58)
Borrowings under revolving credit agreement	5,000	6,000
Return of pre-merger member contributions	(30)	—

Net cash provided by financing activities	4,535	5,622

Increase (decrease) in cash and cash equivalents	(4,548)	542

Cash and cash equivalents, beginning of period	13,345	2,418

Cash and cash equivalents, end of period	$8,797	$2,960

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
Cambium Learning Group, Inc. Cambium Learning Group, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in June 2009. On December 8, 2009, the Company completed the mergers of Voyager Learning Company (“VLCY”) and VSS-Cambium Holdings II Corp. (“Cambium”) into two of the Company’s wholly-owned subsidiaries resulting in VLCY and Cambium becoming wholly-owned subsidiaries. Following the completion of the mergers, all of the outstanding capital stock of VLCY’s operating subsidiaries, Voyager Expanded Learning, Inc. and LAZEL, Inc., were transferred to Cambium Learning, Inc., Cambium’s operating subsidiary (“Cambium Learning”).
The transaction was accounted for as an “acquisition” of VLCY by Cambium, as that term is used under generally accepted accounting principles in the United States of America (“GAAP”), for accounting and financial reporting purposes under the applicable accounting guidance for business combinations. In making this determination, management considered that (a) the newly developed entity did not have any significant pre-combination activity and, therefore, did not qualify to be the accounting acquirer and (b) the former sole stockholder of Cambium is the majority holder of the combined entity, while the prior owners of VLCY became minority holders in the combined entity. As a result, the historical financial statements of Cambium have become the historical financial statements of the Company.
Presentation. The Condensed Consolidated Financial Statements include the accounts of the Company and are unaudited. The condensed balance sheet as of December 31, 2009 has been derived from audited financial statements. All intercompany transactions are eliminated.
As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Due to seasonality, the results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Subsequent actual results may differ from those estimates.
Nature of Operations. The Company currently operates in three business segments: Voyager, a comprehensive intervention business; Sopris, a supplemental solutions business; and Cambium Learning Technologies, a technology-based education product business. Prior to the merger transaction completed on December 8, 2009, the Company had two reportable segments: Published Products and Learning Technologies.
Note 2 — Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.6 million at March 31, 2010, compared to $0.3 million at December 31, 2009. The allowance for doubtful accounts is based on a review of the outstanding accounts receivable balances and historical collection experience. The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment could reasonably be expected to cause sales returns to differ from historical experience.

Note 3 — Stock-Based Compensation
The total amount of pre-tax expense for stock-based compensation recognized in the quarters ended March 31, 2010 and March 31, 2009 was $0.2 million and zero, respectively. The stock-based compensation expense recorded was allocated as follows:

Quarter Ended
(in thousands)	March 31, 2010
Cost of sales	$9
Research and development expense	19
Sales and marketing expense	20
General and administrative expense	186

Total	$234
On January 27, 2010, the Company granted 1,644,762 options under the Cambium Learning Group, Inc. 2009 Equity Incentive Plan with a total grant date fair value, net of forecasted forfeitures, of $1.8 million. Seventy-five percent of these options have a per-share exercise price equal to $4.50 and twenty-five percent of these options have an exercise price equal to $6.50. These options vest equally over a four year service period and the term of the options is ten years from the date of grant. The following assumptions were used in the Black-Scholes option-pricing model to estimate the fair value of these awards:

Quarter Ended
March 31, 2010

Expected stock volatility	35.00%
Risk-free interest rate	2.87%
Expected years until exercise	6.25
Dividend yield	0.00%
During the quarter ended March 31, 2010, 105,910 conversion stock options, which had been issued in replacement of share-based awards held by employees of VLCY, were cancelled. Additionally, 15,000 of the options granted on January 27, 2010 were forfeited during the quarter. The impact to expense during the period as a result of these forfeitures was zero.
Restricted common stock awards of 6,000 shares were issued during the quarter in connection with the Company’s Board of Directors compensation program. The restrictions on the common stock awards will lapse on the one-year anniversary of the grant date or upon a change in control of the Company. These awards were valued based on the Company’s closing stock price on the date of grant, January 27, 2010.

Note 4 — Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, including the potential dilution that could occur if all of the Company’s outstanding stock awards that are in-the-money were exercised, using the treasury stock method. A reconciliation of the weighted-average number of common shares and equivalents outstanding used in the calculation of basic and diluted net loss per common share are shown in the table below for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(Shares in thousands)	2010	2009
Basic	44,318	20,493
Dilutive effect of awards	—	—

Diluted	44,318	20,493

The following were not included in the computation of diluted net income per share because their effect would have been antidilutive: options and warrants to purchase shares of 3.8 million and 0.1 million, respectively, for the period ended March 31, 2010 and zero options or warrants for the period ended March 31, 2009.
Note 5 — Acquisitions
Acquisition of Voyager Learning Company
On December 8, 2009, the Company acquired VLCY and its subsidiaries. The Company determined that the merger could capitalize upon potential strategic, operational and financial synergies to generate significant cash flow and strengthen the leadership position of Cambium and VLCY in education solutions for the pre-K-12 market. In reaching its decision to acquire VLCY, which resulted in the recognition of $44.6 million of goodwill, there were a number of reasons why the Company believed the acquisition would be beneficial. These potential benefits include:
•	Capitalizing on the complementary nature of the companies’ products to enhance certain products with minimal development costs, achieve critical mass in certain markets, facilitate the cross-selling of each other’s products to established customers, and expand sales and marketing reach.
•	Leveraging the companies’ combined implementation services and robust technological capabilities.
•	Combining two experienced management teams to spread “best practices,” attract leading authors and programs, and acquire additional product lines and business as opportunities arise.
•	Increasing sales into existing and new markets of certain products through complementary sales channels.
The acquisition was accounted for as a purchase transaction. The historical financial statements of the Company include the results of VLCY from December 8, 2009, the date of acquisition. The purchase price was allocated among tangible and intangible assets acquired and liabilities assumed based on fair values at the transaction date. The excess of the purchase price over the acquired tangible and intangible assets and liabilities was recorded as goodwill. The Company acquired the stock of VLCY and, therefore, the additional goodwill resulting from this transaction is not expected to be tax deductible. Acquisition costs of zero and $2.6 million are included in general and administrative expenses in the Condensed Consolidated Statements of Operations for the periods ended March 31, 2010 and 2009, respectively.
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
The ultimate value of the CVRs is not known at this time; however, it is not expected to be more than $11 million and could be as low as zero. As of March 31, 2010, a fair value of $9.6 million has been recorded as a liability for the CVR payments. The determination of fair value of the CVRs involves significant assumptions and estimates regarding the likelihood, amount and timing of cash flows related to the elements of the CVRs. Future changes in the estimate of the fair value of the CVRs will impact results of operations and could be material. As of March 31, 2010, restricted assets in an escrow account for the benefit of the CVR were $10.3 million.
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
Goodwill of $24.9 million and $19.7 million purchased in the acquisition were allocated to the Company’s Voyager and Cambium Learning Technologies reporting units, respectively. Valuations were established giving consideration to the three basic approaches to value with the method or methods applied for each asset depending on the nature of the asset and the type and reliability of information available for the analysis and were based upon the Company’s projected revenue growth assumptions through each asset’s estimated useful life. Discounted cash flows were based upon the Company’s weighted-average cost of capital of 25% and an estimated effective tax rate of 38%. Curriculum and technology and customer relationships were valued using a form of the income approach known as the excess earnings method. Tradenames and trademarks were valued using a form of the income approach known as the relief-from-royalty method.
Supplemental Pro Forma Information
The following unaudited supplemental pro forma information presents the results of operations as if the VLCY acquisition had occurred on January 1, 2009.

Three Months Ended
(in thousands) (unaudited)	March 31, 2009
Net sales	$29,223
Loss before income taxes	(17,458)
Net loss	(17,458)

Net loss per share — basic and diluted	$(0.39)
The 2009 supplemental pro forma information has been adjusted to include:
•	the pro forma impact of the amortization of intangible assets and the reduction in deferred revenue and related deferred costs based on the purchase price allocation;
•	the pro forma impact of reduced interest income lost as a result of the $58.0 million of cash used in the purchase price consideration (net of $25.0 million contributed by the sole stockholder of the Company at the time of the merger);
•	the pro forma impact of certain employment agreements and stock option grants entered into on the effective date of the merger;
•	the elimination of merger transaction costs incurred by the Company and VLCY; and
•	the pro forma tax effect of the merger, which was estimated using a combined company effective tax rate of 0%.
Basic and diluted loss per share is calculated using share equivalents outstanding at the merger date of 44.3 million. The supplemental pro forma information does not include an adjustment for certain contractual obligations, severance, retention, and other payments that became payable as a result of the merger. The majority of such payments are recorded in the historical financial statements of the Company or VLCY. Approximately $0.6 million of such payments subject to subsequent service requirements will be recorded as expense in the last three quarters of 2010.

The pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, or any integration costs. Certain cost savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the prior fiscal year, nor is the pro forma data intended to be a projection of future results.
Note 6 — Fair Value Measurements
As of March 31, 2010, financial instruments include $8.8 million of cash and cash equivalents, restricted assets of $25.6 million, the $10.0 million revolver, the $96.8 million senior secured credit facility, the $55.1 million senior unsecured notes, $0.3 million of warrants, $9.6 million in CVRs, and the $0.5 million interest rate swap contract. As of December 31, 2009, financial instruments included $13.3 million of cash and cash equivalents, restricted assets of $24.7 million, the $5.0 million revolver, the $97.2 million senior secured credit facility, the $54.6 million senior unsecured notes, $0.3 million of warrants, $9.6 million in CVRs, and the $1.0 million interest rate swap contract. The fair market values of cash equivalents and the restricted assets are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period. The fair value of the revolver is equal to its carrying value due to the short-term nature of the instrument and the interest rate being variable. The fair market value of the senior credit facility and senior unsecured notes are subject to market conditions; however, limited trading activity restricts the ability to freely trade the debt. The senior credit facility bears interest at a variable rate and management believes that the carrying value of the senior credit facility approximates its fair value.
Under the guidance for fair value measurements, valuation techniques are based on observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:
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
Assets and liabilities measured at fair value on a recurring basis are as follows:
(in thousands)

		Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Quarter Ended	Identical	Observable	Unobservable	Total
	March 31,	Assets	Inputs	Inputs	Gains
Description	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)
Restricted Assets
Money Market	$25,602	$25,602	$—	$—	$—
Warrant	286	—	286	—	(6)
Interest rate swap	498	—	498	—	494
CVRs	9,599	—	—	9,599	—
The fair value of the interest rate swap is obtained from a third-party valuation. This value represents the estimated amount the Company would receive or pay to terminate the agreement, taking into consideration current interest rates. This estimate was determined using a discounted cash flows model predicated upon observable market inputs, primarily forward LIBOR rates from a yield curve derived from market data. The warrant was valued using the Black-Scholes pricing model. Due to the low exercise price of the warrants, the model assumptions do not significantly impact the valuation. The ultimate value of the CVRs is not known at this time; however, it is not expected to be more than $11 million and could be as low as zero. As of March 31, 2010, a fair value of $9.6 million has been recorded as a liability for the CVR payments. The determination of fair value of the CVRs involves significant assumptions and estimates regarding the likelihood, amount and timing of cash flows related to the elements of the CVRs. Future changes in the estimate of the fair value of the CVRs will impact results of operations and could be material. As of March 31, 2010, restricted assets in an escrow account for the benefit of the CVRs were $10.3 million.

Assets and liabilities measured at fair value on a non-recurring basis are as follows:
(in thousands)

		Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Quarter Ended	Identical	Observable	Unobservable	Total
	March 31,	Assets	Inputs	Inputs	Gains
Description	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)
Goodwill	$151,915	$—	$—	$151,915	$—
There were no changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities measured on a non-recurring basis during the quarter ended March 31, 2010.
Note 7 — Comprehensive Loss
The Company recorded other comprehensive income or loss of zero for each of the three months ended March 31, 2010 and 2009. Therefore, comprehensive loss is equal to the net loss for these periods.
Note 8 — Other Current Assets
Other current assets at March 31, 2010 and December 31, 2009 consisted of the following:

	As of
	March 31,	December 31,
(in thousands)	2010	2009

Settlement receivable	$—	$2,400
Prepaid expenses	2,288	2,019
Income taxes receivable	1,259	1,322
Deferred costs	494	269

Total	$4,041	$6,010

Note 9 — Accrued Expenses
Accrued expenses at March 31, 2010 and December 31, 2009 consisted of the following:

	As of
	March 31,	December 31,
(in thousands)	2010	2009

Salaries, bonuses and benefits	$7,926	$12,428
Accrued royalties	1,219	1,770
Pension and post-retirement medical benefits	1,143	1,293
Accrued interest	1,869	—
Interest rate swap	498	992
Deferred compensation	517	633
Other	7,802	6,804

Total	$20,974	$23,920

Note 10 — Other Liabilities
Other liabilities at March 31, 2010 and December 31, 2009 consisted of the following:

	As of
	March 31,	December 31,
(in thousands)	2010	2009

Pension and post-retirement medical benefits, long-term portion	$10,500	$10,509
Long-term deferred tax liability	8,156	8,156
Long-term income tax payable	1,276	1,255
Long-term deferred compensation	783	1,179
Other	2,882	3,057

Total	$23,597	$24,156

Note 11 — Pension and Other Postretirement Benefit Plans
Components of net periodic benefit costs are:

U.S. Defined Benefit
Pension Plan
Three Months Ended
(in thousands)	March 31, 2010

Service cost	$—
Interest cost	146
Recognized net actuarial loss/(gain)	—

Net pension and other postretirement benefit cost (income)	$146

The Company’s pension plan was acquired in the merger with VLCY and therefore the Company had no net periodic benefit costs associated with the three months ended March 31, 2009.
Note 12 — Restructuring
As a result of the merger with VLCY on December 8, 2009, the Company has acted upon plans to reduce its combined work force and has recently closed its Dallas, Texas distribution facility and transferred all inventory to its distribution facility in Frederick, Colorado. The following table summarizes the restructuring plan:

		Total	Incurred in	Incurred in
	Total Amount	Incurred as	Three Months	Year Ended
	Expected to	of March 31,	Ended March	December 31,
(in thousands)	be Incurred	2010	31, 2010	2009
One-time termination benefits	$1,255	$970	$427	$543

Warehouse move costs	459	459	459	—

	$1,714	$1,429	$886	$543

The change in the accruals for restructuring-related costs, which impacts Shared Services, for the three months ended March 31, 2010 are as follows:

	One-Time
	Termination	Warehouse
(in thousands)	Benefits	Move Costs
Balance as of December 31, 2009	$505	$—

Accrual changes	427	459

Payments made	(383)	(459)

Balance as of March 31, 2010	$549	$—

Note 13 — Uncertain Tax Positions
There were no material changes in the Company’s uncertain tax positions during the first quarter of 2010.
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
Note 14 — Commitments and Contingencies
The Company is involved in various legal proceedings incidental to the business. Management believes that the outcome of these proceedings will not have a material adverse effect upon the Company’s consolidated operations or financial condition and the Company has recognized appropriate liabilities as necessary based on facts and circumstances known to management. The Company expenses legal costs related to legal contingencies as incurred.
The Company has a potential indemnification liability related to state income taxes that have been assessed against a former subsidiary of VLCY sold in 2007. Management believes that it is likely that the Company’s position will be upheld and the Company does not have a liability accrued. This contingency was identified as an agreed contingency for the CVR and, as such, any amount paid would potentially offset payments due under the CVR in accordance with the merger agreement terms. As of March 31, 2010, the fair value of the CVR includes a reduction of $0.9 million related to this state income tax issue, calculated using management assumptions related to the likelihood, amount and timing of any cash outflows for this agreed-upon contingency. If the former subsidiary’s tax position is not upheld, the Company could incur significant indemnification expense in future periods to its Statements of Operations. Amounts payable to prior VLCY shareholders for both the short-term and long-term CVR liability could be materially reduced from the Company’s estimate as of March 31, 2010 as a result of this matter. The former subsidiary has appealed the assessment and is awaiting an administrative decision by the state taxing authority. If the administrative decision by the state taxing authority is unfavorable, the former subsidiary plans to appeal the decision. The Company expects that the final resolution of any tax litigation or potential settlement could range from zero to approximately $17.5 million (including interest). To the extent funds are available in the CVR escrow account, the Company’s cash exposure could be reduced by up to fifty percent.
From time to time, we may enter into firm purchase commitments for printed materials included in our inventory which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. As of March 31, 2010, these open purchase commitments totaled $4.4 million.
The Company has letters of credit outstanding as of March 31, 2010 in the amount of $2.3 million to support workers’ compensation insurance coverage, certain of its credit card programs, a build-to-suit lease for warehouse space in Frederick, Colorado, and performance bonds for certain contracts. The Company maintains a $1.1 million certificate of deposit as collateral for the workers’ compensation insurance and credit card program letters of credit and for the Automated Clearinghouse (ACH) programs. The certificate of deposit is recorded in other assets.

Note 15 — Revenue Recognition for Arrangements with Multiple Deliverables
In October 2009, new guidance was issued regarding multiple-deliverable revenue arrangements and certain arrangements that include software elements. This guidance requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. In addition to requiring that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method, the guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence (“VSOE”), if available, (2) third-party evidence (“TPE”), if vendor-specific objective evidence is not available, and (3) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. It also removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. This guidance must be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Effective January 1, 2010, the Company adopted this guidance on a prospective basis for all new or materially modified arrangements entered into after the adoption date.
The Company’s revenues are derived from sales of reading, math and science, and professional development solutions to school districts primarily in the United States. Sales include printed materials and often online access to educational materials for individual students, teachers, and classrooms. Revenue from the sale of printed materials for reading and math products is recognized when the product is shipped to or received by the customer based on shipping terms. Revenue for product support, training and implementation services, and online subscriptions is recognized over the period services are delivered. Revenue for the online content sold separately or included with certain curriculum materials is recognized ratably over the subscription period, typically a school year. Revenue for the Company’s professional development courses, which include an Internet delivery component, is recognized over the contractual delivery period, typically nine to twelve months. ExploreLearning and Learning A-Z derive revenue exclusively from sales of online subscriptions to their reading, math and science teaching websites. Typically, the subscriptions are for a twelve-month period and the revenue is recognized ratably over the period the online access is available to the customer.
The division of revenue between shipped materials, online materials, and ongoing support and services was determined in accordance with the new accounting guidance for revenue arrangements with multiple deliverables. The Company is not able to establish VSOE for each of its deliverables. Whenever VSOE cannot be established, the Company reviews the offerings of its competitors to determine whether TPE can be established. TPE is determined based on the prices charged by the Company’s competitors for a similar deliverable when sold separately. It may be difficult for the Company to obtain sufficient information on competitor pricing to substantiate TPE and therefore the Company may not always be able to use TPE.
The Company also uses BESP to determine the selling price of certain of its deliverables. BESP was primarily used for the printed materials for product lines acquired in the VLCY acquisition, which have historically been priced on a bundled basis with the related online materials. The Company’s determination of BESP considers the anticipated margin on that deliverable, the selling price and profit margin for similar parts or services, and the Company’s ongoing pricing strategy and policies.
The Company plans to analyze the selling prices used in its allocation of arrangement consideration at least annually. Selling prices will be analyzed on a more frequent basis if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant variances in its selling prices. The adoption of the new guidance for arrangements with multiple deliverables did not result in the change of any units of accounting or timing of revenue recognition for these units of accounting, and primarily impacted product lines acquired in the VLCY acquisition. All of the Company’s significant deliverables qualify as separate units of accounting. Under the previous guidance, the Company had used the residual method to value the printed material for certain of the product lines acquired in the VLCY acquisition. Under the new guidance, the selling price of the printed materials is established using BESP and the relative fair value method of allocation is used. Because VLCY was only included in the Company’s results for the 23-day period between the December 8, 2009 acquisition date and December 31, 2009, and the Company historically did not have significant sales where it could not establish VSOE on all deliverables, this change in methodology would not have had a material impact on the 2009 financial results. First quarter 2010 revenues were approximately $0.2 million higher under the new methodology than they would have been under the prior guidance.
For the Company’s software products, revenues related to maintenance and support are recognized on a straight-line basis over the period that maintenance and support are provided. In certain instances, telephone support and software repairs are provided for free within the first year of licensing the software. The cost of providing this service is insignificant, and is accrued at the time of revenue recognition. Maintenance and support services include telephone support, bug fixes, and, for certain products, rights to upgrades and enhancements on a when-and-if available basis. Revenues under multiple-element software license arrangements, which may include several different software products and services sold together, including training and maintenance and support, is allocated to each element based on the residual method in accordance with accounting guidance for software revenue recognition.

The adoption of the new guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance did not result in a material change to the Company’s reported revenues.
Note 16 — Segment Reporting
The Company has three reportable segments with separate management teams and infrastructures that offer various products and services, as follows:
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
Other:
This consists of unallocated shared services, such as accounting, legal and human resources and corporate-related items. Depreciation and amortization expense, interest income and expense, other income and expense, and taxes are included in other.
The Company and the Company’s chief operating decision maker evaluate the performance of its operating segments based on income (loss) from operations before depreciation and amortization, interest income and expense, income taxes, and nonrecurring and extraordinary items. The following table represents the net sales, cost of sales and income (loss) from operations of each segment. The Company does not track assets directly by segment and the chief operating decision maker does not use assets or capital expenditures to measure a segment’s operating performance, therefore this information is not presented.

Prior to the merger transaction completed on December 8, 2009, the Company had two reportable segments: Published Products and Learning Technologies. The historical 2009 segment reporting results have been adjusted for comparative purposes to reflect the current organizational structure. These reclassifications required certain assumptions and estimates.

			Cambium
			Learning
(in thousands)	Voyager	Sopris	Technologies	Other	Consolidated

Quarter ended March 31, 2010
Net sales	$15,872	$3,903	$8,447	$—	$28,222
Cost of sales	7,070	1,587	1,496	1,159	11,312
Amortization	—	—	—	6,742	6,742

Total cost of sales	7,070	1,587	1,496	7,901	18,054
Other expenses	9,108	1,986	4,378	14,136	29,608
Segment net (loss) income	$(306)	$330	$2,573	$(22,037)	(19,440)

Quarter ended March 31, 2009
Net sales	$5,940	$5,374	$4,480	$—	$15,794
Cost of sales	2,470	1,675	560	—	4,705
Amortization	—	—	—	4,156	4,156

Total cost of sales	2,470	1,675	560	4,156	8,861
Other expenses	4,543	2,553	2,185	4,549	13,830
Segment net (loss) income	$(1,073)	$1,146	$1,735	$(8,705)	$(6,897)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section should be read in conjunction with the audited Consolidated Financial Statements of Cambium Learning Group, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as the accompanying interim financial statements and the notes thereto for the quarter ended March 31, 2010.
Cautionary Note Regarding Forward-looking Statements.
This report contains forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties, and which are based on beliefs, expectations, estimates, projections, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers and intents of our management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, objectives of management for future operations, and the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements.
Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “projects,” “forecasts,” “plans,” “anticipates,” “targets,” “outlooks,” “initiatives,” “visions,” “objectives,” “strategies,” “opportunities,” “drivers,” “intends,” “scheduled to,” “seeks,” “may,” “will,” or “should,” or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy, plans, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements, as it is impossible for us to anticipate all factors that could affect our actual results. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in Part II, Item 1A and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009, and those described from time to time in our future reports filed with the SEC. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the results of any revisions to the forward-looking statements made in this report.
Merger Transaction
On December 8, 2009, we completed the business combination of VSS-Cambium Holdings II Corp. (“Cambium”) and Voyager Learning Company (“VLCY”) as contemplated by the Agreement and Plan of Mergers, dated as of June 20, 2009, among us, VLCY, Vowel Acquisition Corp., our wholly-owned subsidiary, Cambium, a wholly-owned subsidiary of VSS-Cambium Holdings III, LLC, Consonant Acquisition Corp., our wholly owned subsidiary, and Vowel Representative, LLC, solely in its capacity as stockholders’ representative. We refer to this agreement and plan of mergers in this report as the merger agreement. Pursuant to the merger agreement, we acquired all of the common stock of each of Cambium and VLCY through the merger of Consonant Acquisition Corp. with and into Cambium, with Cambium continuing as the surviving corporation, and the concurrent merger of Vowel Acquisition Corp. with and into VLCY, with VLCY continuing as the surviving corporation. As a result of the effectiveness of the mergers, Cambium and VLCY became our wholly owned subsidiaries.
The merger transaction was accounted for as an “acquisition” of VLCY by Cambium, as that term is used under U.S. GAAP, for accounting and financial reporting purposes under the applicable accounting guidance for business combinations. In making this determination, management considered that (a) the newly developed entity did not have any significant pre-combination activity and, therefore, did not qualify to be the accounting acquirer, and (b) the former sole stockholder of Cambium is the majority holder of the combined entity, while the prior owners of VLCY became minority holders in the combined entity. As a result, the historical financial statements of Cambium have become the historical financial statements of the Company. The results of VLCY are included in the Company’s operations beginning with the December 8, 2009 merger date. VLCY is included for the last 23 days of 2009; therefore, first quarter 2010 results include the results of VLCY for the entire period, but first quarter 2009 results do not include the results of VLCY for any period of time.

Subsequent to the merger transaction, we operate as three reportable segments with separate management teams and infrastructures that offer various products and services, as follows:
•	Voyager, our comprehensive intervention business;

•	Sopris, our supplemental solutions business; and

•	Cambium Learning Technologies, our technology-based education product business.
Unallocated shared services, such as accounting, legal, human resources and corporate related items are recorded in a “Shared Services” category. Depreciation and amortization expense, interest income and expense, other income and expense, and taxes are included in this category.
Prior to the merger transaction completed on December 8, 2009, we had two reportable segments: Published Products and Learning Technologies. Our historical segment reporting results have been adjusted for comparative purposes to reflect the current organizational structure. These reclassifications required certain assumptions and estimates. See Note 16 to the financial statements for further information on our reportable segments.
First Quarter of Fiscal 2010 Compared to the First Quarter of Fiscal 2009

	Three Months Ended
	March 31, 2010		March 31, 2009		Year Over Year Change
		% of		% of	Favorable/(Unfavorable)
(in thousands)	Amount	Sales	Amount	Sales	$	%
Net sales:
Voyager	$15,872	56.2%	$5,940	37.6%	$9,932	167.2%
Sopris	3,903	13.8%	5,374	34.0%	(1,471)	(27.4)%
Cambium Learning Technologies	8,447	29.9%	4,480	28.4%	3,967	88.5%

Total sales	28,222	100.0%	15,794	100.0%	12,428	78.7%

Cost of sales:
Voyager	7,070	25.1%	2,470	15.6%	(4,600)	(186.2)%
Sopris	1,587	5.6%	1,675	10.6%	88	5.3%
Cambium Learning Technologies	1,496	5.3%	560	3.5%	(936)	(167.1)%
Shared Services	1,159	4.1%	—	0.0%	(1,159)	(100.0)%
Amortization expense	6,742	23.9%	4,156	26.3%	(2,586)	(62.2)%

Total cost of sales	18,054	64.0%	8,861	56.1%	(9,193)	(103.7)%

Research and development expense	3,010	10.7%	1,398	8.9%	(1,612)	(115.3)%
Sales and marketing expense	11,057	39.2%	5,461	34.6%	(5,596)	(102.5)%
General and administrative expense	7,938	28.1%	4,284	27.1%	(3,654)	(85.3)%
Shipping costs	544	1.9%	267	1.7%	(277)	(103.7)%
Depreciation and amortization expense	2,577	9.1%	2,380	15.1%	(197)	(8.3)%
Embezzlement and related expense (recoveries)	19	0.1%	(383)	(2.4)%	(402)	(105.0)%

Loss before interest, other income (expense) and income taxes	(14,977)	(53.1)%	(6,474)	(41.0)%	(8,503)	(131.3)%

Net interest income (expense)	(4,368)	(15.5)%	(4,677)	(29.6)%	309	6.6%
Other income (expense), net	(10)	(0.0)%	(63)	(0.4)%	53	84.1%
Income tax (expense) benefit	(85)	(0.3)%	4,317	27.3%	(4,402)	(102.0)%

Net loss	$(19,440)	(68.9)%	$(6,897)	(43.7)%	$(12,543)	(181.9)%

Overview
Throughout the first half of 2009, we continued to experience the adverse developments in the education funding environment, including the reductions in Reading First funding and reductions in available state and local funds, as many state and local governments struggled with deficits caused in part by the decline in property tax receipts, which significantly decreased the funding available to schools to purchase our products and services. Some school districts found it difficult to secure alternative funding sources in the midst of these market conditions. Additionally, we experienced declines in key adoption states, such as Alabama and Florida, where we enjoyed significant sales success in 2008.
During the latter half of 2009, we began to see the positive impact, both directly and indirectly, of the American Reinvestment and Recovery Act (ARRA) passed in February 2009. The ARRA provides significant new federal funding for various education initiatives over the next two years. While the education funding is for a broad set of education initiatives, we believe that schools and districts directed, and may continue to direct, some of the new funding for programs which use our products. In some instances, if ARRA funding is not used directly for programs using our products, we may still be receiving an indirect benefit. When the ARRA funding is used to assist schools to meet their overall financial needs, other funds may be freed up to use for our programs. While success in winning some of these funds for our products is not certain at this time, we believe it has the potential to continue to stabilize some of the negative funding trends which emerged in 2008 and continued in 2009.
The following trends have or may have an impact on our revenues and profitability:
•	The acquisition of VLCY in late 2009 added several online subscription-based products to our portfolio. We expect to see growth in these products in the coming years.
•	We have a growing portfolio to address the math needs of the market, including products such as Vmath, Inside Algebra, Transitional Math and Gizmos (ExploreLearning). We have experienced success in the growth of our math capabilities and expect that the market for these products will continue to be strong.
•	We believe our product diversification, such as growth in the online offerings, math intervention and new reading intervention products for higher grades, will allow us to strengthen our ability to sustain market share in a troubled market and capture market share when the market recovers.
•	We believe our focus on product usage and an overall partnership approach with the customer to implement our solutions with fidelity will result in higher success rates, and such success, if achieved, will lead to customer retention and growth through reference sales.
•	We believe there is a trend to direct greater funding to special needs or at-risk children in the United States. New funding sources, such as Race to the Top, could provide additional funds for our products, should recipients of these funding sources choose to direct them to programs that utilize our products and services.
•	We believe that the economic crisis faced by many states and local entities will continue throughout 2010 and have a continued depressive effect on general spending, and thus could negatively impact our short term sales prospects.
•	Efforts that were taken in 2009 by both VLCY and Cambium to reduce their cost structures, including a reduction in force, which better align our cost structure to current market conditions. We expect to achieve further significant cost savings throughout 2010 and 2011 as we integrate VLCY and Cambium, which will be partially offset by one-time integration costs to achieve these synergies.
•	We have identified two key areas where we intend to increase spending in 2010. These are a separate dedicated sales force for Sopris and continued investment in Cambium Learning Technologies.
•	As a result of the negative funding trends which emerged during 2008, we recorded goodwill impairment charges of $9.1 million in 2009 and $76.0 million in 2008. Based on the stabilization of these negative funding trends and first quarter 2010 performance, we do not believe there are indicators of further impairment charges at this time.

Net Sales.
Our total net sales increased $12.4 million, or 78.7%, to $28.2 million in the first quarter of 2010 compared to the same period in 2009 due to the VLCY acquisition. VLCY’s historical first quarter 2009 net sales of $18.7 million are not included in the Company’s prior year sales.
The combined net sales for VLCY and the Company for the first quarter of 2009 would be $34.5 million, resulting in a decrease of $6.3 million, or 18.2%, when compared to the first quarter 2010 net sales of $28.2 million. This is primarily due to purchase accounting adjustments made to reduce deferred revenue balances to fair value at the time of the VLCY acquisition. These adjustments reduced the amount of deferred revenue recognized in the first quarter of 2010 by approximately $5.2 million.
The remaining decrease is due to lower order volumes for both the Voyager and Sopris segments during the first quarter 2010 compared to the first quarter 2009, partially offset by stronger 2010 order volumes for the Cambium Learning Technologies segment. Cambium Learning Technologies has a large portion of revenue recognized ratably over subscription periods lasting approximately one year and, therefore, has a longer revenue recognition period than Voyager and Sopris. Management believes that the lower order volumes and shift in product mix is attributable to timing of customer orders that are expected to be received closer to the school district implementation dates in the second and third quarters of 2010.
Voyager. The Voyager segment’s net sales increased $9.9 million, or 167%, to $15.9 million in the first quarter of 2010 compared to the same period in 2009 due to the VLCY acquisition. VLCY’s historical first quarter 2009 net sales related to the Voyager segment of $13.6 million are not included in the Company’s prior year sales. The combined net sales of the Voyager segment for VLCY and the Company for the first quarter of 2009 would be $19.5 million, resulting in a decrease of $3.6 million, or 18.6%, when compared to the first quarter 2010 net sales of $15.9 million. This is primarily due to purchase accounting adjustments made to reduce deferred revenue balances to fair value at the time of acquisition. These adjustments reduced the amount of deferred revenue recognized by the Voyager segment in the first quarter of 2010 by approximately $2.1 million. The remainder of the decrease is due to lower order volume in 2010 versus 2009, which management attributes to timing.
Sopris. The Sopris segment’s net sales decreased $1.5 million, or 27.4%, to $3.9 million in the first quarter of 2010 compared to the same period in 2009, which is primarily attributable to a transaction that occurred in the first quarter 2009 for $1.7 million related to the use of our assessment product under a licensing agreement. We recently renegotiated this agreement and, under the terms of the new agreement, licensing fees for the 2010-2011 school year will occur in the fourth quarter 2010.
Cambium Learning Technologies. The Cambium Learning Technologies segment’s net sales increased $4.0 million, or 88.5%, to $8.4 million in the first quarter of 2010 compared to the same period in 2009 due to the VLCY acquisition. VLCY’s historical first quarter 2009 net sales related to the Cambium Learning Technologies segment of $5.2 million are not included in the Company’s prior year sales. The combined net sales of the Cambium Learning Technologies segment for VLCY and the Company for the first quarter of 2009 would be $9.6 million, resulting in a decrease of $1.2 million, or 12.3%, when compared to the first quarter 2010 net sales of $8.4 million. Cambium Learning Technologies experienced stronger order volumes during the first quarter of 2010 as compared to 2009. This increase in order volumes is not yet fully reflected in net sales, as a large percentage of these sales are recognized over a subscription period. Also, purchase accounting adjustments reduced the amount of deferred revenue recognized by the Cambium Learning Technologies segment in the first quarter of 2010 by approximately $3.1 million.
Cost of Sales.
Cost of sales includes expenses to print, purchase, handle and warehouse our products, as well as royalty costs, and to provide services and support to customers. Cost of sales, excluding amortization, increased $6.6 million, or 140%, to $11.3 million in the first quarter of 2010 compared to the same period in 2009 due to the VLCY acquisition. VLCY’s historical first quarter 2009 cost of sales of $5.9 million are not included in the Company’s prior year results. The combined cost of sales for VLCY and the Company for the first quarter of 2009 would be $10.6 million, resulting in an increase of $0.8 million, or 7.1%, when compared to the first quarter 2010 cost of sales of $11.3 million. The increase is primarily due to $1.0 million of integration costs incurred in the first quarter of 2010 and increased royalty expense, including a one-time, non-integration adjustment of $0.4 million. These increases are partially offset by $0.4 million of purchase accounting adjustments made to reduce deferred cost balances to zero at the time of the VLCY acquisition.
Voyager. Cost of sales for the Voyager segment increased $4.6 million, or 186%, to $7.1 million in the first quarter of 2010 compared to the same period in 2009 due to the VLCY acquisition.
Sopris. Cost of sales for the Sopris segment decreased slightly by $0.1 million, or 5.3%, to $1.6 million in the first quarter of 2010 compared to the same period in 2009.
Cambium Learning Technologies. Cost of sales for the Cambium Learning Technologies segment increased by $0.9 million, or 167%, to $1.5 million in the first quarter of 2010 compared to the same period in 2009 due to the VLCY acquisition and a $0.4 million one-time, non-integration adjustment to royalty expense in the first quarter of 2010.

Shared Services. Cost of sales for Shared Services for the first quarter of 2010 of $1.2 million is primarily related to non-recurring integration costs of $1.0 million, which are not allocated to the segments. The integration costs primarily relate to the movement of inventory from VLCY’s recently closed distribution center in Dallas, Texas to our distribution facility in Frederick, Colorado.
Amortization Expense.
Amortization expense included in cost of sales includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the first quarter of 2010 increased $2.6 million, or 62.2%, primarily due to the intangible assets acquired in the VLCY acquisition.
Research and Development Expense.
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the first quarter of 2010 increased $1.6 million, or 115%, to $3.0 million compared to the first quarter of 2009 due to the VLCY acquisition. VLCY’s historical first quarter 2009 research and development expense of $1.1 million is not included in the Company’s prior year results. The combined research and development expense for VLCY and the Company for the first quarter of 2009 would be $2.5 million, resulting in an increase of $0.5 million, or 19.2%, when compared to the first quarter 2010 research and development expense of $3.0 million. Approximately $0.2 million of the increase is due to non-recurring integration costs and the remainder is due to investments made in new product development and timing of capitalizable versus non-capitalizable activities.
Sales and Marketing Expense.
Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the first quarter of 2010 increased $5.6 million, or 102.5%, from the first quarter of 2009 to $11.1 million due to the VLCY acquisition. VLCY’s historical first quarter 2009 sales and marketing expense of $6.8 million is not included in the Company’s prior year results. The combined sales and marketing expense for VLCY and the Company for the first quarter of 2009 would be $12.2 million, resulting in a decrease of $1.2 million, or 9.5%, when compared to the first quarter 2010 sales and marketing expense of $11.1 million. Purchase accounting adjustments made to reduce deferred cost balances to zero at the time of the VLCY acquisition contributed $0.4 million of the decrease, partially offset by non-recurring integration costs of $0.2 million. The remainder of the decrease is attributable primarily to synergies achieved from the integration activities.
General and Administrative Expense.
General and administrative expenses increased $3.7 million, or 85.3%, to $7.9 million compared to the first quarter of 2009 due to the VLCY acquisition. VLCY’s historical first quarter 2009 general and administrative expense of $6.5 million is not included in the Company’s prior year results. The combined general and administrative expense for VLCY and the Company for the first quarter of 2009 would be $10.7 million, resulting in a decrease of $2.8 million, or 26.2%, when compared to the first quarter 2010 general and administrative expense of $7.9 million. The reduction is partially attributable to non-recurring transaction costs of $2.6 million incurred in 2009, a decrease in costs related to the legacy VLCY corporate liabilities in 2010 versus 2009 of $0.3 million, partially offset by non-recurring integration costs of $1.9 million incurred in 2010. The remainder of the decrease is attributable primarily to synergies achieved from integration activities.
Depreciation and Amortization Expense.
Our depreciation and amortization expense increased $0.2 million, or 8.3%, to $2.6 million in the first quarter of 2010. The increase is primarily due to the depreciable and identified intangible assets acquired from VLCY in December 2009.

Net Interest Income (Expense).

	Three Months Ended		Year Over Year Change
	March 31,	March 31,	Favorable / (Unfavorable)
(in thousands)	2010	2009	$	%

Interest income	$2	$1	$1	100.0%
Interest expense	(4,370)	(4,678)	308	6.6%

Total	$(4,368)	$(4,677)	$309	6.6%

Net interest expense for the first quarter of 2010 decreased $0.3 million to $4.4 million compared to the first quarter of 2009. Interest expense is primarily related to our long-term debt and build-to-suit capital lease.
Income Tax Provision.
We recorded an income tax expense of $0.1 million for an effective tax rate of 0% during the quarter ended March 31, 2010, primarily for subsidiary state income taxes where we are not permitted to file on a unitary basis. We did not record a Federal or state income tax benefit for consolidated losses incurred during the quarter because realization of the tax benefits from the losses is not assured beyond a reasonable doubt given the Company’s recent history of cumulative losses. Therefore, during the first quarter of 2010, increases in net deferred tax assets were offset by increases in the valuation allowance. We recorded a tax benefit of $4.3 million for an effective tax rate of 38.5% during the quarter ended March 31, 2009. Prior to the acquisition of VLCY, the Company had deferred tax liabilities in excess of deferred tax assets, which provided an objective source of future taxable income that enabled the Company to realize the tax benefit from pre-tax losses.
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
Long-term debt
Our long-term debt is held by our subsidiary, Cambium Learning, and, as of March 31, 2010, consists of:
•	$96.8 million of floating rate senior secured notes due April 11, 2013; and
•	$55.1 million of 13.75% senior unsecured notes due April 11, 2014.
Senior Secured Notes. The senior secured notes were issued pursuant to a senior secured credit facility consisting of a $30 million revolving credit agreement and a $128 million loan agreement. The loan agreement requires quarterly principal payments of $320,000. Our senior notes are secured by all of Cambium Learning’s personal property. The interest rate on the senior notes is based on the one-, three- or six-month LIBOR or Alternative Base Rate (ABR) plus a spread as determined by Cambium Learning’s credit ratings, subject to a floor on each of the two rates. Based on ratings as of March 31, 2010, the spread for LIBOR is 5.0%. The LIBOR rate cannot be less than 3.0%, and the ABR cannot be less than 4.0%. As of March 31, 2010, the interest rate on the senior secured notes was 8.0%. As of March 31, 2010, we had borrowings of $10.0 million under the revolver and, subject to borrowing base capacity limitations for outstanding letters of credit, we had $18.5 million available to borrow under the revolver.
Senior Unsecured Notes. The senior unsecured notes require cash interest payments equal to 10% on a quarterly basis. Any additional interest beyond the 10% rate is added to the principal of the notes (paid in kind) and is not payable until April 11, 2014. As of March 31, 2010, the interest rate on the subordinated notes was 13.75% per annum. Assuming the all-in interest rate on the senior unsecured notes were to remain at 13.75% until April 11, 2014, the value of these notes, including accrued interest, will be $64.2 million.

Covenants. The senior secured credit facility includes a total leverage ratio financial covenant. The ratio is calculated quarterly using an adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation, and amortization, and other adjustments allowed under the terms of the agreement, on a rolling 12-month basis. The facility also contains customary covenants, including limitations on Cambium Learning’s ability to incur debt, and events of default as defined by the agreement. The senior secured credit facility limits Cambium Learning’s ability to pay dividends, to make advances and to otherwise engage in inter-company transactions. Effective as of the quarter ended March 31, 2010, the senior secured credit facility requires Cambium Learning’s total leverage ratio to be no greater than 5.5:1.
The senior unsecured notes include a financial covenant which requires that we maintain as of the end of each fiscal quarter consolidated adjusted EBITDA of not less than $25.0 million (adjusted EBITDA is also on a rolling 12-month basis and is defined in substantially the same manner as under the senior secured credit facility). The senior unsecured notes also contain customary covenants, including limitations on our ability to incur debt.
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
We are still completing our debt compliance reporting, but, based on the calculation of adjusted EBITDA per the credit agreement, we expect to report a total leverage ratio for the rolling twelve months ended March 31, 2010 of approximately 2.9:1, which is in compliance with the debt covenant requirement that the total leverage ratio be no greater than 5.5:1. Further, we are in compliance with the requirement that adjusted EBITDA per the senior unsecured credit agreement be in excess of $25.0 million.
See “Non-GAAP Measures” below for a reconciliation among net loss, EBITDA and adjusted EBITDA for purposes of measuring operating performance for the three months ended March 31, 2010 and 2009. The calculation of adjusted EBITDA used for purposes of the credit agreements is on a rolling 12-month basis and includes certain additional adjustments to EBITDA recognized by Cambium Learning’s lenders.
Cash flows
During the quarter ended March 31, 2010, cash used in operating activities was $7.0 million and cash used for property, equipment and pre-publication costs were $2.1 million. These outflows were partially offset by cash inflows from financing activities of $4.5 million which were primarily due to an additional draw of $5.0 million made against our revolving credit agreement offset by debt and capital lease payments of $0.4 million.
Cash from operations is seasonal, with more cash generated in the second half of the year than in the first half of the year. Cash is historically generated during the second half of the year because the peak buying cycle of school districts generally occurs in June for school’s fiscal year end through October as schools purchase materials for the school year.
Contingencies
We have a potential indemnification liability related to state income taxes that have been assessed against a former subsidiary of VLCY sold in 2007. Management believes that it is likely that our position will be upheld and we do not have a liability accrued. This contingency was identified as an agreed contingency for the Contingent Value Rights (“CVR”) issued as part of the VLCY merger consideration and, as such, any amount paid would potentially offset payments due under the CVR in accordance with the merger agreement terms. As of March 31, 2010, the fair value of the CVR includes a reduction of $0.9 million related to this state income tax issue, calculated using management assumptions related to the likelihood, amount and timing of any cash outflows for this agreed-upon contingency. If the former subsidiary’s tax position is not upheld, we could incur significant indemnification expense in future periods to our Statements of Operations. Amounts payable to prior VLCY shareholders for both the short-term and long-term CVR liability could be materially reduced from our estimate as of March 31, 2010 as a result of this matter. The former subsidiary has appealed the assessment and is awaiting an administrative decision by the state taxing authority. If the administrative decision by the state taxing authority is unfavorable, the former subsidiary plans to appeal the decision. We expect the final resolution of any tax litigation or potential settlement could range from zero to approximately $17.5 million (including interest). To the extent funds are available in the CVR escrow account, our cash exposure could be reduced by up to fifty percent.

Non-GAAP Measures
Our 2009 historical financial statements include VLCY results only for the 23-day period subsequent to the December 8, 2009 acquisition date. Therefore, first quarter 2010 results include the results of VLCY for the entire three month period, but first quarter 2009 results do not include the results of VLCY for any portion of that quarter.
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
EBITDA and Adjusted EBITDA are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We believe that Adjusted EBITDA provides useful information to investors because it reflects the underlying performance of the ongoing operations of the combined company and provides investors with a view of the combined company’s operations from management’s perspective. Adjusted EBITDA removes significant one-time or certain non-cash items from earnings. We use Adjusted EBITDA to monitor and evaluate the operating performance of the combined company and as the basis to set and measure progress towards performance targets, which directly affect compensation for employees and executives. We generally use these non-GAAP measures as measures of operating performance and not as measures of liquidity.
Below is a reconciliation between net loss and Adjusted EBITDA for the quarters ended March 31, 2010 and 2009.

Cambium Learning Group, Inc.
Reconciliation of Adjusted Sales and Adjusted EBITDA
Three Months Ended March 31, 2010
(In thousands)
Unaudited

		Non-Recurring or Non-Operating Costs Excluded from Adjusted EBITDA:
			Legacy	Stock-based	Embezzlement	Adj Related
	Total	Integration	VLCY	Compensation	and	to Purchase	Adjusted
	GAAP	Costs	Corporate	Expense	Related	Accounting	EBITDA
		(a)	(b)	(c)	(d)	(e)
Voyager	$15,872	$—	$—	$—	$—	$2,078	$17,950
Sopris	3,903	—	—	—	—	—	3,903
Cambium Learning Technologies	8,447	—	—	—	—	3,074	11,521

Total net sales	28,222	—	—	—	—	5,152	33,374

Cost of sales	11,312	(1,019)	—	(9)	—	408	10,692
Cost of sales — amortization	6,742	—	—	—	—	—	6,742

Total cost of sales	18,054	(1,019)	—	(9)	—	408	17,434

Research and development expense	3,010	(240)	—	(19)	—	—	2,751
Sales and marketing expenses	11,057	(244)	—	(20)	—	385	11,178
General and administrative expense	7,938	(1,940)	(300)	(186)	—	—	5,512
Shipping costs	544	—	—	—	—	—	544
Depreciation and amortization	2,577	—	—	—	—	—	2,577
Embezzlement and related	19	—	—	—	(19)	—	—

Income (loss) from operations	(14,977)	3,443	300	234	19	4,359	(6,622)

Net interest income (expense)	(4,368)	—	—	—	—	—	(4,368)
Other income (expense)	(10)	—	—	—	—	—	(10)
Income tax expense	(85)	—	—	—	—	—	(85)

Net income (loss)	(19,440)	3,443	300	234	19	4,359	(11,085)

Normal non-GAAP EBITDA Adjustments:
Depreciation and amortization	9,319	—	—	—	—	—	9,319
Net interest income (expense)	4,368	—	—	—	—	—	4,368
Other income (expense)	10	—	—	—	—	—	10
Income tax	85	—	—	—	—	—	85

EBITDA	$(5,658)	$3,443	$300	$234	$19	$4,359	$2,697

Cambium Learning Group, Inc.
Reconciliation of Adjusted Sales and Adjusted EBITDA
Three Months Ended March 31, 2009
(In thousands)
Unaudited

				Non-Recurring or Non-Operating Costs Excluded from Adjusted EBITDA:
						Legacy	Stock-based	Embezzlement
	Total		Total	Transaction	Integration	VLCY	Compensation	and	Adjusted
	GAAP	VLCY	Results	Costs	Costs	Corporate	Expense	Related	EBITDA
				(f)	(a)	(b)	(c)	(d)
Voyager	$5,940	$13,566	$19,506	$—	$—	$—	$—	$—	$19,506
Sopris	5,374	—	5,374	—	—	—	—	—	5,374
Cambium Learning Technologies	4,480	5,150	9,630	—	—	—	—	—	9,630

Total net sales	15,794	18,716	34,510	—	—	—	—	—	34,510

Cost of sales	4,705	5,854	10,559	—	—	—	—	—	10,559
Cost of sales — amortization	4,156	4,380	8,536	—	—	—	—	—	8,536

Total cost of sales	8,861	10,234	19,095	—	—	—	—	—	19,095

Research and development expense	1,398	1,127	2,525	—	—	—	—	—	2,525
Sales and marketing expenses	5,461	6,750	12,211	—	—	—	—	—	12,211
General and administrative expense	4,284	6,465	10,749	(2,600)	(162)	(586)	(79)	—	7,322
Shipping costs	267	237	504	—	—	—	—	—	504
Depreciation and amortization	2,380	546	2,926	—	—	—	—	—	2,926
Embezzlement and related	(383)	—	(383)	—	—	—	—	383	—

Income (loss) from operations	(6,474)	(6,643)	(13,117)	2,600	162	586	79	(383)	(10,073)

Net interest income (expense)	(4,677)	(365)	(5,042)	—	—	—	—	—	(5,042)
Other income (expense)	(63)	1,268	1,205	—	—	—	—	—	1,205
Income tax benefit	4,317	321	4,638	—	—	—	—	—	4,638

Net income (loss)	(6,897)	(5,419)	(12,316)	2,600	162	586	79	(383)	(9,272)

Normal non-GAAP EBITDA Adjustments:
Depreciation and amortization	6,536	4,926	11,462	—	—	—	—	—	11,462
Net interest income (expense)	4,677	365	5,042	—	—	—	—	—	5,042
Other income (expense)	63	(1,268)	(1,205)	—	—	—	—	—	(1,205)
Income tax	(4,317)	(321)	(4,638)	—	—	—	—	—	(4,638)

EBITDA	$62	$(1,717)	$(1,655)	$2,600	$162	$586	$79	$(383)	$1,389

(a)	Adjustment is to eliminate costs directly associated with the integration of the Company and VLCY, including severance and other costs incurred to achieve synergies and the cost of retention and change in control agreements directly related to the merger.

(b)	Legacy VLCY corporate costs represent corporate costs related to legacy VLCY liabilities such as pension and severance costs for former VLCY employees. For 2009, these also include internal costs related to VLCY’s strategic alternative process.

(c)	VLCY’s historical statements of operations include stock-based compensation expense of $0.1 million for the first quarter of 2009. During the first quarter of 2010, the Company recognized stock compensation expense of $0.2 million related to its outstanding options, restricted stock awards, warrants, and stock appreciation rights (SARs).

(d)	During 2008, the Company discovered certain irregularities relating to the control and use of cash and certain other general ledger items which resulted in a substantial misappropriation of assets over a period of more than four years. These irregularities were perpetrated by a former employee, resulting in embezzlement losses, net of recoveries.

(e)	Under applicable accounting guidance for business combinations, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value. In our Condensed Consolidated Financial Statements for the quarter ended March 31, 2010, net sales have been reduced by $5.2 million due to the write-down of deferred revenue to its estimated fair value as of the merger date. The write-down was determined by estimating the cost to fulfill the related future customer obligations plus a normal profit margin. Partially offsetting this impact, cost of sales and marketing expenses were each reduced by $0.4 million for other purchase accounting adjustments, primarily a write-down of deferred costs to zero at the acquisition date. The adjustment of deferred revenue and deferred costs to fair value is required only at the purchase accounting date; therefore, its impact on net sales, cost of sales, and sales and marketing expense is non-recurring.

(f)	Adjustment is to eliminate external incremental costs incurred by the Company and VLCY that are directly related to the merger transaction.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements as of March 31, 2010 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
As of March 31, 2010, there have been no material changes in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Recently Issued Financial Accounting Standards
In January 2010, new guidance was issued regarding improving disclosures about fair value measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net, basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which will be effective for us as of January 1, 2011, the remaining new disclosure requirements were effective for us as of January 1, 2010. We have included these new disclosures, as applicable, in Note 6 to the Condensed Consolidated Financial Statements.
In October 2009, new guidance was issued regarding multiple-deliverable revenue arrangements and certain arrangements that include software elements. See Note 15 to the Condensed Consolidated Financial Statements for disclosures related to our adoption of this guidance.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
We have outstanding as of March 31, 2010 $106.8 million of indebtedness under Cambium Learning’s senior secured credit facility (including $10.0 million in revolving credit outstanding but not including $2.3 million in outstanding letters of credit) and $55.1 million of the senior unsecured notes due on April 11, 2014, which were issued on April 12, 2007. Cambium Learning has $67.8 million of its debt under Cambium Learning’s senior secured credit facility bearing interest at variable rates. Assuming that Cambium Learning did not have in effect any interest rate swaps or cap agreements applicable to its variable rate facilities, an increase in the variable component used in determining the interest rates on Cambium Learning’s variable rate facilities would result in the interest rates under these facilities being limited by the maximum interest rate applicable to the facilities. Giving effect to the foregoing assumptions and assumed applicable tax rate of 38.5%, we expect that our annual earnings would decrease by approximately $0.4 million for each one percentage point increase in the rates applicable to Cambium Learning’s variable debt, and by $4.2 million for a ten percent increase in the variable component used in determining the interest rates applicable to Cambium Learning’s variable debt.

At present, Cambium Learning has in place an interest rate swap agreement that hedges against the risk on $39 million of its credit agreement debt, that the three-month LIBOR will exceed 5.417% per annum. Cambium Learning makes payments to the counterparty under the swap agreement to the extent that the three-month LIBOR is below 5.417% and is entitled to receive payments from the counterparty to the extent that the three-month LIBOR exceeds 5.417%. The three-month LIBOR was 0.29% at March 31, 2010. Giving effect to the foregoing assumptions and assumed applicable tax rate of 38.5%, Cambium Learning expects that its annual earnings would decrease by approximately $0.2 million for each one percentage point decrease in the three-month LIBOR rate below the 5.417% fixed maximum rate and expects that its annual earnings would increase by approximately $0.2 million for each one percentage point increase in the three-month LIBOR rate above the 5.417% fixed maximum rate.
Foreign Currency Risk
The Company does not have material exposure to changes in foreign currency rates. As of March 31, 2010, the Company does not have any outstanding foreign currency forwards or option contracts.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors, to allow timely decisions regarding required disclosure.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings.
We are not presently engaged in any pending legal proceeding material to our financial condition, results of operations, or liquidity.

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as such factors could materially affect the Company’s business, financial condition, or future results. In the three months ended March 31, 2010, there were no material changes to the risk factors disclosed in the Company’s 2009 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results.
Item 6. Exhibits.
(a) Exhibits:
The following exhibits are filed as part of this report.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned duly authorized officer of the registrant.

Date: May 14, 2010	CAMBIUM LEARNING GROUP, INC.
/s/ Bradley C. Almond
Bradley C. Almond,
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.