Form 10-Q
period 2010-06-30
CAMBIUM LEARNING GROUP, INC.
filed 2010-08-13
CIK 1466815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 001-34575
Cambium Learning Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or Other Jurisdiction of	27-0587428
Incorporation or Organization)	(I.R.S. Employer Identification No.)

1800 Valley View Lane, Suite 400, Dallas, Texas	75234-8923
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (214) 932-9500
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of July 31, 2010 was 43,868,676.

Part I. Financial Information

Item 1.	Financial Statements.
Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Net sales	$47,901	$20,976	$76,123	$36,770

Cost of sales:
Cost of sales	15,217	5,582	26,529	10,287
Amortization expense	7,245	4,156	13,987	8,312

Total cost of sales	22,462	9,738	40,516	18,599

Research and development expense	2,563	1,161	5,573	2,559
Sales and marketing expense	11,176	5,026	22,233	10,487
General and administrative expense	5,605	3,939	13,543	8,223
Shipping costs	1,168	323	1,712	590
Depreciation and amortization expense	2,360	2,364	4,937	4,744
Goodwill impairment	—	9,105	—	9,105
Embezzlement and related expense (recoveries)	11	262	30	(121)

Total costs and expenses	45,345	31,918	88,544	54,186

Income (loss) before interest, other income (expense) and income taxes	2,556	(10,942)	(12,421)	(17,416)

Net interest expense	(4,614)	(4,866)	(8,982)	(9,543)

Other expense, net	(85)	(142)	(95)	(205)

Loss before income taxes	(2,143)	(15,950)	(21,498)	(27,164)

Income tax (expense) benefit	(34)	2,099	(119)	6,416

Net loss	$(2,177)	$(13,851)	$(21,617)	$(20,748)

Net loss per common share:
Basic net loss per common share	$(0.05)	$(0.68)	$(0.49)	$(1.01)
Diluted net loss per common share	$(0.05)	$(0.68)	$(0.49)	$(1.01)

Average number of common shares and equivalents outstanding:
Basic	44,324	20,493	44,321	20,493
Diluted	44,324	20,493	44,321	20,493
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,950	$13,345
Accounts receivable, net	30,157	19,127
Inventory	24,642	19,812
Deferred tax assets	6,267	6,267
Restricted assets, current	9,387	9,755
Other current assets	4,651	6,010

Total current assets	82,054	74,316

Property, equipment and software at cost	27,969	24,951
Accumulated depreciation and amortization	(6,289)	(4,294)

Net property, equipment and software	21,680	20,657

Goodwill	151,915	151,915
Acquired curriculum and technology intangibles, net	38,832	44,695
Acquired publishing rights, net	45,510	52,312
Other intangible assets, net	25,007	28,133
Pre-publication costs, net	6,631	5,464
Restricted assets, less current portion	13,372	14,930
Other assets	1,970	1,419

Total assets	$386,971	$393,841

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable — line of credit	$18,000	$5,000
Current portion of long-term debt	1,280	1,280
Current portion of capital lease obligations	382	443
Accounts payable	8,378	2,308
Contingent value rights, current	7,882	3,950
Accrued expenses	20,099	23,920
Deferred revenue, current	20,842	21,465

Total current liabilities	76,863	58,366

Long-term liabilities:
Long-term debt, less current portion	150,899	150,487
Capital lease obligations, less current portion	12,514	12,695
Deferred revenue, less current portion	2,801	2,716
Contingent value rights, less current portion	1,717	5,649
Other liabilities	23,482	24,156

Total long-term liabilities	191,413	195,703

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at June 30, 2010 and December 31, 2009)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 43,869 and 43,859 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	44	44
Capital surplus	259,329	258,789
Accumulated deficit	(140,885)	(119,268)
Other comprehensive income (loss):
Pension and postretirement plans	206	206
Net unrealized gain on securities	1	1

Accumulated other comprehensive income	207	207

Total stockholders’ equity	118,695	139,772

Total liabilities and stockholders’ equity	$386,971	$393,841

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009

Operating activities:

Net loss	$(21,617)	$(20,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	18,924	13,056
Goodwill impairment	—	9,105
Non-cash interest expense	1,052	1,127
Gain on derivative instruments	(992)	(594)
Loss on disposal of assets	38	—
Stock-based compensation	533	—
Deferred income taxes	—	(3,727)

Changes in operating assets and liabilities:
Accounts receivable, net	(11,030)	1,766
Inventory	(4,830)	(199)
Other current assets	1,359	(3,239)
Other assets	(551)	836
Restricted assets	1,926	—
Accounts payable	6,070	128
Accrued expenses	(2,829)	360
Deferred revenue	(538)	(404)
Other long-term liabilities	(637)	(495)

Net cash used in operating activities	(13,122)	(3,028)

Investing activities:
Expenditures for property, equipment, and pre-publication costs	(5,361)	(1,742)

Net cash used in investing activities	(5,361)	(1,742)

Financing activities:
Repayment of debt	(640)	(1,134)
Principal payments under capital lease obligations	(242)	(127)
Borrowings under revolving credit agreement	13,000	10,000
Return of pre-merger member contributions	(30)	—

Net cash provided by financing activities	12,088	8,739

Increase (decrease) in cash and cash equivalents	(6,395)	3,969

Cash and cash equivalents, beginning of period	13,345	2,418

Cash and cash equivalents, end of period	$6,950	$6,387

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
Cambium Learning Group, Inc. Cambium Learning Group, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in June 2009. On December 8, 2009, the Company completed the mergers of Voyager Learning Company (“VLCY”) and VSS-Cambium Holdings II Corp. (“Cambium”) into two of the Company’s wholly-owned subsidiaries, resulting in VLCY and Cambium becoming its wholly-owned subsidiaries. Following the completion of the mergers, all of the outstanding capital stock of VLCY’s operating subsidiaries, Voyager Expanded Learning, Inc. and LAZEL, Inc., were transferred to Cambium Learning, Inc., Cambium’s operating subsidiary (“Cambium Learning”).
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
As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Due to seasonality, the results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.
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
Note 2 — Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.8 million at June 30, 2010, compared to $0.3 million at December 31, 2009. The allowance for doubtful accounts is based on a review of the outstanding accounts receivable balances and historical collection experience. The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment could reasonably be expected to cause sales returns to differ from historical experience.

Note 3 — Stock-Based Compensation
The total amount of pre-tax expense for stock-based compensation recognized in the three month and six month periods ended June 30, 2010 was $0.3 million and $0.5 million, respectively. No stock-based compensation expense was recorded in 2009. The stock-based compensation expense recorded was allocated as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
(in thousands)	2010	2010
Cost of sales	$21	$30
Research and development expense	44	63
Sales and marketing expense	48	68
General and administrative expense	186	372

Total	$299	$533

On May 25, 2010, the Company granted 110,000 options under the Cambium Learning Group, Inc. 2009 Equity Incentive Plan with a total grant date fair value, net of forecasted forfeitures, of $0.2 million. Seventy-five percent of these options have a per-share exercise price equal to $4.81 and twenty-five percent of these options have an exercise price equal to $6.50. These options vest annually over a four-year service period and the term of the options is ten years from the date of grant. The following assumptions were used in the Black-Scholes option-pricing model to estimate the fair value of these awards:

Quarter Ended
June 30, 2010

Expected stock volatility	35.00%
Risk-free interest rate	2.40%
Expected years until exercise	6.25
Dividend yield	0.00%
Due to a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company used the simplified method as described in applicable accounting guidance for stock-based compensation to estimate the expected years until exercise on new awards.
During the quarter ended June 30, 2010, 80,000 of the options granted on January 27, 2010 were forfeited. There was no impact to expense during the period as a result of these forfeitures.
Additionally, restricted common stock awards of 4,000 shares were issued during the quarter. The restrictions on the common stock awards will lapse equally over a four-year period on the anniversary of the grant date or upon a change in control of the Company. These awards were valued based on the Company’s closing stock price on the date of grant.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Shares in thousands)	2010	2009	2010	2009

Basic	44,324	20,493	44,321	20,493
Dilutive effect of awards	—	—	—	—

Diluted	44,324	20,493	44,321	20,493

The following were not included in the computation of diluted net loss per share because their effect would have been antidilutive: options and warrants to purchase shares of 3.8 million and 0.1 million, respectively, as of June 30, 2010 and no options and warrants as of June 30, 2009.
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
The acquisition was accounted for as a purchase transaction. The historical financial statements of the Company include the results of VLCY from December 8, 2009, the date of acquisition. The purchase price was allocated among tangible and intangible assets acquired and liabilities assumed based on fair values at the transaction date. The excess of the purchase price over the acquired tangible and intangible assets and liabilities was recorded as goodwill. The Company acquired the stock of VLCY and, therefore, the additional goodwill resulting from this transaction is not expected to be tax deductible. Acquisition costs of zero and $3.3 million for the three month periods ended June 30, 2010 and 2009, respectively, and zero and $5.9 million for the six month periods ended June 30, 2010 and 2009, respectively, are included in general and administrative expenses in the Condensed Consolidated Statements of Operations.
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
The ultimate value of the CVRs is not known at this time; however, it is not expected to be more than $11 million and could be as low as zero. As of June 30, 2010, a fair value of $9.6 million has been recorded as a liability for the CVR payments. The determination of fair value of the CVRs involves significant assumptions and estimates regarding the likelihood, amount and timing of cash flows related to the elements of the CVRs. Future changes in the estimate of the fair value of the CVRs will impact results of operations and could be material. As of June 30, 2010, restricted assets in an escrow account for the benefit of the CVRs were $10.3 million.
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
Goodwill of $24.9 million and $19.7 million purchased in the acquisition was allocated to the Company’s Voyager and Cambium Learning Technologies reporting units, respectively. Valuations were established giving consideration to the three basic approaches to value, with the method or methods applied for each asset depending on the nature of the asset and the type and reliability of information available for the analysis, and were based upon the Company’s projected revenue growth assumptions through each asset’s estimated useful life. Discounted cash flows were based upon the Company’s weighted-average cost of capital of 25% and an estimated effective tax rate of 38%. Curriculum and technology and customer relationships were valued using a form of the income approach known as the excess earnings method. Tradenames and trademarks were valued using a form of the income approach known as the relief-from-royalty method.
Supplemental Pro Forma Information
The following unaudited supplemental pro forma information presents the results of operations as if the VLCY acquisition had occurred on January 1, 2009:

	Three Months Ended	Six Months Ended
(in thousands) (unaudited)	June 30, 2009	June 30, 2009
Net sales	$44,678	$73,901
Loss before income taxes	(37,836)	(55,294)
Net loss	(37,836)	(55,294)

Net loss per share — basic and diluted	$(0.85)	$(1.25)
The 2009 supplemental pro forma information has been adjusted to include:
•	the pro forma impact of the amortization of intangible assets and the reduction in deferred revenue and related deferred costs based on the purchase price allocation;

•	the pro forma impact of reduced interest income lost as a result of the $58.0 million of cash used in the purchase price consideration (net of $25.0 million contributed by the sole stockholder of the Company at the time of the merger);

•	the pro forma impact of certain employment agreements and stock option grants entered into on the effective date of the merger;

•	the elimination of merger transaction costs incurred by the Company and VLCY; and

•	the pro forma tax effect of the merger, which was estimated using a combined company effective tax rate of 0%.
Basic and diluted loss per share is calculated using share equivalents outstanding at the merger date of 44.3 million. The supplemental pro forma information does not include an adjustment for certain contractual obligations, severance, retention, and other payments that became payable as a result of the merger. The majority of such payments are recorded in the historical financial statements of the Company or VLCY. Approximately $0.1 million of such payments subject to subsequent service requirements will be recorded as expense in the last two quarters of 2010.
The pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, or any integration costs. Certain cost savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred on January 1, 2009, nor is the pro forma data intended to be a projection of future results.

Note 6 — Fair Value Measurements
As of June 30, 2010, financial instruments include $7.0 million of cash and cash equivalents, restricted assets of $22.8 million, the Company’s $18.0 million revolving credit facility, the $96.5 million senior secured credit facility, $55.7 million in senior unsecured notes, $0.3 million of warrants, and $9.6 million in CVRs. As of December 31, 2009, financial instruments included $13.3 million of cash and cash equivalents, restricted assets of $24.7 million, the $5.0 million revolving credit facility, the $97.2 million senior secured credit facility, $54.6 million in senior unsecured notes, $0.3 million of warrants, $9.6 million in CVRs, and a $1.0 million interest rate swap contract. The fair market values of cash equivalents and restricted assets are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period. The fair value of the revolving credit facility is equal to its carrying value due to the short-term nature of the instrument and the interest rate being variable. The fair market value of the senior credit facility and senior unsecured notes are subject to market conditions; however, limited trading activity restricts the ability to freely trade the debt. The senior credit facility bears interest at a variable rate and management believes that the carrying value of the senior credit facility approximates its fair value.
Under the guidance for fair value measurements, valuation techniques are based on observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:
•	Level 1 — Quoted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant value drivers are observable.

•	Level 3 — Valuations derived from valuation techniques in which significant value drivers are unobservable.
Assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Year-to-Date
(in thousands)	As of June 30,	Assets	Inputs	Inputs	Gains
Description	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)
Restricted Assets:
Money Market	$22,759	$22,759	$—	$—	$—
Warrant	257	—	257	—	23
Interest rate swap	—	—	—	—	992
CVRs	9,599	—	—	9,599	—
Prior to its expiration on June 30, 2010, the fair value of the interest rate swap was obtained from a third-party valuation. This value represented the estimated amount the Company would receive or pay to terminate the agreement, taking into consideration then-current interest rates. This estimate was determined using a discounted cash flows model predicated upon observable market inputs, primarily forward LIBOR rates from a yield curve derived from market data. The warrant was valued using the Black-Scholes pricing model. Due to the low exercise price of the warrants, the model assumptions do not significantly impact the valuation. The ultimate value of the CVRs is not known at this time; however, it is not expected to be more than $11 million and could be as low as zero. As of June 30, 2010, a fair value of $9.6 million has been recorded as a liability for the CVR payments. The determination of fair value of the CVRs involves significant assumptions and estimates regarding the likelihood, amount and timing of cash flows related to the elements of the CVRs. Future changes in the estimate of the fair value of the CVRs will impact results of operations and could be material. As of June 30, 2010, restricted assets in an escrow account for the benefit of the CVRs were $10.3 million.

Assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total
(in thousands)	As of June 30,	Assets	Inputs	Inputs	Gains
Description	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)
Goodwill	$151,915	$—	$—	$151,915	$—
There were no changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities measured on a non-recurring basis during the three and six months ended June 30, 2010.
Note 7 — Comprehensive Loss
The Company recorded other comprehensive income or loss of zero for each of the three and six month periods ended June 30, 2010 and 2009. Therefore, comprehensive loss is equal to the net loss for these periods.
Note 8 — Other Current Assets
Other current assets at June 30, 2010 and December 31, 2009 consisted of the following:

	As of
	June 30,	December 31,
(in thousands)	2010	2009

Settlement receivable	$—	$2,400
Prepaid expenses	2,330	2,019
Income taxes receivable	1,279	1,322
Deferred costs	1,042	269

Total	$4,651	$6,010

Note 9 — Accrued Expenses
Accrued expenses at June 30, 2010 and December 31, 2009 consisted of the following:

	As of
	June 30,	December 31,
(in thousands)	2010	2009

Salaries, bonuses and benefits	$7,059	$12,428
Accrued royalties	2,298	1,770
Pension and post-retirement medical benefits	1,255	1,293
Accrued interest	515	—
Interest rate swap	—	992
Deferred compensation	519	633
Other	8,453	6,804

Total	$20,099	$23,920

Note 10 — Other Liabilities
Other liabilities at June 30, 2010 and December 31, 2009 consisted of the following:

	As of
	June 30,	December 31,
(in thousands)	2010	2009

Pension and post-retirement medical benefits, long-term portion	$10,256	$10,509
Long-term deferred tax liability	8,156	8,156
Long-term income tax payable	1,298	1,255
Long-term deferred compensation	721	1,179
Other	3,051	3,057

Total	$23,482	$24,156

Note 11 — Pension and Other Postretirement Benefit Plans
Components of net periodic benefit costs are:

	U.S. Defined Benefit
	Pension Plan
	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2010	June 30, 2010

Service cost	$—	$—
Interest cost	146	292
Recognized net actuarial loss/(gain)	—	—

Net pension and other postretirement benefit cost	$146	$292

The Company’s pension plan was acquired in the merger with VLCY in December 2009 and therefore the Company had no net periodic benefit costs associated with the three and six months ended June 30, 2009.
Note 12 — Restructuring
As a result of the merger with VLCY on December 8, 2009, the Company has acted upon plans to reduce its combined work force and has recently closed its Dallas, Texas distribution facility and transferred all inventory to its distribution facility in Frederick, Colorado. The following table summarizes the restructuring plan:

		Total	Incurred in	Incurred in
	Total Amount	Incurred as	Six Months	Year Ended
	Expected to	of June 30,	Ended June 30,	December 31,
(in thousands)	be Incurred	2010	2010	2009
One-time termination benefits	$1,180	$1,076	$533	$543

Warehouse move costs	566	566	566	—

	$1,746	$1,642	$1,099	$543

The change in the accruals for restructuring-related costs, which does not impact a segment and so is included in unallocated shared services, for the six months ended June 30, 2010 are as follows:

	One-Time
	Termination	Warehouse
(in thousands)	Benefits	Move Costs
Balance as of December 31, 2009	$505	$—

Accrual changes	533	566

Payments made	(607)	(566)

Balance as of June 30, 2010	$431	$—

Note 13 — Uncertain Tax Positions
There were no material changes in the Company’s uncertain tax positions during the second quarter of 2010.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. All U.S. tax years prior to 2008 related to the VLCY-acquired entities have been audited by the Internal Revenue Service. Cambium and its subsidiaries have been examined by the Internal Revenue Service through the end of 2006. Various state tax authorities are in the process of examining income tax returns for various tax years through 2007.
VLCY was formerly known as ProQuest Company. Under sale agreements with Snap-On Incorporated and Cambridge Scientific Abstracts, LP (“CSA”), the Company is liable to indemnify Snap-On Incorporated or CSA for any income taxes assessed against ProQuest Business Solutions (“PQBS”) or ProQuest Information and Learning (“PQIL”) for periods prior to VLCY’s sale of PQBS or PQIL in 2006 and 2007, respectively. The Company has established a contingent liability for those matters where it is not probable that the position will be sustained. The amount of the liability is based on management’s best estimate given the Company’s history with similar matters and interpretations of current laws and regulations.
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
The Company has a potential indemnification liability related to state income taxes that have been assessed against a former subsidiary of VLCY sold in 2007. The former subsidiary has challenged the assessment and is awaiting an administrative decision by the state taxing authority. Management believes that it is likely that the Company’s position will be upheld and, therefore, the Company does not have a liability accrued. If the administrative decision by the state taxing authority is unfavorable, the former subsidiary plans to appeal the decision. The Company expects that the final resolution of any tax litigation or potential settlement could range from zero to approximately $10.4 million (including interest to date), or potentially higher as interest continues to accrue at a current rate of 4.25% per annum. This contingency was identified as an agreed contingency for the CVR and, as such, one-half of any amount paid would potentially offset payments due under the CVR in accordance with the merger agreement terms. As of June 30, 2010, the fair value of the CVR includes a reduction of $0.9 million related to this state income tax issue. This calculated reduction amount uses management assumptions related to the likelihood, amount and timing of any cash outflows for this agreed-upon contingency. However, the actual impact on the CVR could be up to one-half of the currently estimated maximum exposure if the Company ultimately pays the state tax and related interest. If the former subsidiary’s tax position is not upheld, the Company could incur up to $10.4 million (exclusive of future interest accruals) of indemnification expense in future periods on its Statements of Operations. As noted above, amounts payable to prior VLCY shareholders for both the short-term and long-term CVR liability could be materially reduced from the Company’s estimate as of June 30, 2010 as a result of this matter.

From time to time, we may enter into firm purchase commitments for printed materials included in our inventory which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. As of June 30, 2010, these open purchase commitments totaled $2.6 million.
The Company has letters of credit outstanding as of June 30, 2010 in the amount of $2.3 million to support workers’ compensation insurance coverage, certain of its credit card programs, a build-to-suit lease for warehouse space in Frederick, Colorado, and performance bonds for certain contracts. The Company maintains a $1.1 million certificate of deposit as collateral for the workers’ compensation insurance and credit card program letters of credit and for the Automated Clearinghouse (ACH) programs. The certificate of deposit is recorded in other assets.
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
The Company’s revenues are derived from sales of reading, math and science, and professional development solutions to school districts primarily in the United States. Sales include printed materials and often online access to educational materials for individual students, teachers, and classrooms. Revenue from the sale of printed materials for reading and math products is recognized when the product is shipped to or received by the customer based on shipping terms. Revenue for product support, training and implementation services, and online subscriptions is recognized over the period services are delivered. Revenue for the online content sold separately or included with certain curriculum materials is recognized ratably over the subscription period, typically a school year. Revenue for the Company’s professional development courses, which include an Internet delivery component, is recognized over the contractual delivery period, typically nine to twelve months. ExploreLearning and Learning A-Z derive revenue exclusively from sales of online subscriptions to their reading, math and science teaching websites. Typically, the subscriptions are for a twelve to twenty four-month period and the revenue is recognized ratably over the period the online access is available to the customer.
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

The Company plans to analyze the selling prices used in its allocation of arrangement consideration at least annually. Selling prices will be analyzed on a more frequent basis if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant variances in its selling prices. The adoption of the new guidance for arrangements with multiple deliverables did not result in the change of any units of accounting or timing of revenue recognition for these units of accounting, and primarily impacted product lines acquired in the VLCY acquisition. All of the Company’s significant deliverables qualify as separate units of accounting. Under the previous guidance, the Company had used the residual method to value the printed material for certain of the product lines acquired in the VLCY acquisition. Under the new guidance, the selling price of the printed materials is established using BESP and the relative fair value method of allocation is used. Because VLCY was only included in the Company’s results for the 23-day period between the December 8, 2009 acquisition date and December 31, 2009, and the Company historically did not have significant sales where it could not establish VSOE on all deliverables, this change in methodology would not have had a material impact on the 2009 financial results. Revenues for the three and six months ended June 30, 2010 were approximately $0.1 million and $0.3 million, respectively, higher under the new methodology than they would have been under the prior guidance.
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
Note 16 — Segment Reporting
The Company has three reportable segments with separate management teams and infrastructures that offer various products and services, as follows:
Voyager:
Voyager intervention programs serve as the anchor of the Company’s product portfolio, generally providing a full year’s worth of literacy or math instruction to at-risk students.
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

			Cambium
			Learning
(in thousands)	Voyager	Sopris	Technologies	Other	Consolidated

Quarter ended June 30, 2010
Net sales	$32,600	$6,408	$8,893	$—	$47,901
Cost of sales	11,902	2,161	1,122	32	15,217
Amortization	—	—	—	7,245	7,245

Total cost of sales	11,902	2,161	1,122	7,277	22,462
Other expenses	9,601	1,923	4,127	11,965	27,616

Segment net (loss) income	$11,097	$2,324	$3,644	$(19,242)	$(2,177)

Quarter ended June 30, 2009
Net sales	$9,238	$7,292	$4,446	$—	$20,976
Cost of sales	3,159	1,839	584	—	5,582
Amortization	—	—	—	4,156	4,156

Total cost of sales	3,159	1,839	584	4,156	9,738
Other expenses	4,400	2,358	1,923	16,408	25,089

Segment net (loss) income	$1,679	$3,095	$1,939	$(20,564)	$(13,851)

			Cambium
			Learning
(in thousands)	Voyager	Sopris	Technologies	Other	Consolidated

Six months ended June 30, 2010
Net sales	$48,472	$10,311	$17,340	$—	$76,123
Cost of sales	18,972	3,748	2,618	1,191	26,529
Amortization	—	—	—	13,987	13,987

Total cost of sales	18,972	3,748	2,618	15,178	40,516
Other expenses	18,709	3,909	8,505	26,101	57,224

Segment net (loss) income	$10,791	$2,654	$6,217	$(41,279)	$(21,617)

Six months ended June 30, 2009
Net sales	$15,178	$12,666	$8,926	$—	$36,770
Cost of sales	5,629	3,514	1,144	—	10,287
Amortization	—	—	—	8,312	8,312

Total cost of sales	5,629	3,514	1,144	8,312	18,599
Other expenses	8,943	4,911	4,108	20,957	38,919

Segment net (loss) income	$606	$4,241	$3,674	$(29,269)	$(20,748)

Note 17 — Subsequent Events
On July 9, 2010, the Company entered into a lease agreement with Briargrove Place, L.L.C., to occupy approximately 32,756 rentable square feet of office space at 17855 Dallas Parkway, Dallas, Texas. The Company intends to use the premises as its corporate headquarters. The term of the lease runs from November 1, 2010 through December 31, 2018 with the option for the Company to extend the term for two extension terms of sixty months each at the then-prevailing market rental rate. The Company also has the option to terminate the lease on December 31, 2016 and pay a termination amount of $0.6 million. The aggregate minimum lease commitment for the full term of the lease is approximately $4.7 million. The lessor has provided the Company with a tenant improvement allowance of up to $1.1 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section should be read in conjunction with the audited Consolidated Financial Statements of Cambium Learning Group, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as the accompanying interim financial statements and the notes thereto for the quarter ended June 30, 2010.
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
The merger transaction was accounted for as an “acquisition” of VLCY by Cambium, as that term is used under U.S. GAAP, for accounting and financial reporting purposes under the applicable accounting guidance for business combinations. In making this determination, management considered that (a) the newly developed entity did not have any significant pre-combination activity and, therefore, did not qualify to be the accounting acquirer, and (b) the former sole stockholder of Cambium is the majority holder of the combined entity, while the prior owners of VLCY became minority holders in the combined entity. As a result, the historical financial statements of Cambium have become the historical financial statements of the Company. The results of VLCY are included in the Company’s operations beginning with the December 8, 2009 merger date. VLCY is included for the last 23 days of 2009; therefore, second quarter 2010 results include the results of VLCY for the entire period, but second quarter 2009 results do not include the results of VLCY for any period of time.

Subsequent to the merger transaction, we operate as three reportable segments with separate management teams and infrastructures that offer various products and services, as follows:
•	Voyager, our comprehensive intervention solutions;

•	Sopris, our supplemental solutions; and

•	Cambium Learning Technologies, our technology-based solutions.
Unallocated shared services, such as accounting, legal, human resources and corporate related items are recorded in a “Shared Services” category. Depreciation and amortization expense, interest income and expense, other income and expense, and taxes are included in this category.
Prior to the merger transaction completed on December 8, 2009, we had two reportable segments: Published Products and Learning Technologies. Our historical segment reporting results have been adjusted for comparative purposes to reflect the current organizational structure. These reclassifications required certain assumptions and estimates. See Note 16 to the financial statements for further information on our reportable segments. Also, as a result of the merger transaction and change in segments, we made a number of changes to personnel and processes as part of an overall departmental restructuring. As certain functions were consolidated, some resources were shifted to other areas of the business. In particular, some general and administrative functions were merged and, where appropriate, certain resources were shifted to customer facing functions, which are classified as costs of sales. These changes may affect comparability of pre-merger and post-merger periods.
Certain year-over-year comparisons are difficult due to the merger, therefore, to assist the Company with year-over-year net sales comparisons, we provide adjusted net sales in the section below entitled “Non-GAAP Measures.” The adjusted net sales measure and the internal order volume metric we discuss herein should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP, however, management does believe they are useful tools for purposes of comparing pre-merger and post-merger periods.
Overview
Throughout the first half of 2010, we continued to experience adverse conditions in the education funding environment, including the elimination of Reading First funding and the continued depressed circumstance of certain state and local budgets. Numerous states enacted midyear (with their fiscal years running July 1, 2009 to June 30, 2010) budget cuts with spending reductions often impacting education funding. As school districts rely upon state and local budgets, some of our customers have found it difficult to secure alternative funding sources in the midst of these market conditions. We have seen a number of our customers who previously had purchased materials for the upcoming school year in the June timeframe have instead pushed purchasing decisions into their next fiscal year, which began July 1, 2010.
During the latter half of 2009 and into the first half of 2010, we have experienced some positive impact, both directly and indirectly, from the American Reinvestment and Recovery Act (ARRA) passed in February 2009. The ARRA provides significant new federal funding for various education initiatives through June 2011. While the education funding is for a broad set of education initiatives, we believe that schools and districts have directed, and may continue to direct, some of the new funding for programs which use our products. In some instances, if ARRA funding is not used directly for programs using our products, we may still be receiving an indirect benefit. When the ARRA funding is used to assist schools to meet their overall financial needs, other funds may be freed up to use for our programs. To date we have had some success in securing orders which are funded by ARRA funds, but not to a level that has been needed to offset net declines. We believe that we experienced a greater benefit in the second half of 2009 when compared with the first half of 2010 from this new funding source. The Company is executing plans to secure an increase in ARRA funded sales in the second half of 2010, since significant ARRA funds have not been spent by the states and need to be obligated this year. As a result of these various market forces, we have experienced a decline in order volume in the first half of 2010 when compared with the first half of 2009 (combined VLCY and the Company). Order volume is an internal metric of shipments of our products and orders for online subscriptions and it serves as a leading indicator of revenue. Ultimately a decline in order volume will cause adjusted net sales to decline in 2010 unless the order volume decline is reversed in the second half of 2010 as deferred revenue recognition from prior periods has served to maintain revenue levels in the face of declining order volumes.
The following trends have had or may have an impact on our revenues and profitability:
•	Declines have been realized in our internal order volume metric due to the economic crisis faced by many states and local entities. We expect the crisis will continue throughout 2010 and have a continued depressive effect on general spending and therefore make order volume growth challenging.

•	The acquisition of VLCY in late 2009 added several online subscription-based products to our portfolio, which we expect to grow in the coming years.

•	We have experienced success in 2009 growing our portfolio to address the math needs of the market, including products such as Vmath, Transitional Math and Gizmos (ExploreLearning). While the Gizmos products have continued strong growth in 2010, other math-based products have declined, offsetting the Gizmos growth, and the math portfolio has remained relatively flat in the first half of 2010 relative to 2009. We expect that the market for these products will continue to be strong and will return to growth in the future.

•	We believe our product diversification will strengthen our ability to sustain market share in a troubled market and capture market share when the market recovers.

•	We believe our focus on student outcomes through product usage and an overall partnership approach with the customer to implement our solutions, in the manner that the program was designed, results in higher student success rates, and such success, if achieved, will lead to customer retention and growth through reference sales.

•	We believe there is a trend to direct greater funding to at-risk children in the United States with new funding sources, such as Race to the Top, which could provide additional funds for our products.

•	Efforts were taken in 2009 by both VLCY and Cambium to reduce their cost structures, including a reduction in force, to better align our cost structure to current market conditions. We expect to achieve further significant cost savings relative to 2009, partially offset by one-time integration costs, throughout 2010 and 2011.

•	We have identified several key areas where we intend to increase spending in 2010. These are improved student data management systems, a separate dedicated sales and marketing division for Sopris and continued investment in Cambium Learning Technologies, primarily in product development, sales and marketing.
Second Quarter of Fiscal 2010 Compared to the Second Quarter of Fiscal 2009

	Three Months Ended
	June 30, 2010		June 30, 2009		Year Over Year Change
		% of		% of	Favorable/(Unfavorable)
(in thousands)	Amount	Sales	Amount	Sales	$	%
Net sales:
Voyager	$32,600	68.1%	$9,238	44.0%	$23,362	252.9%
Sopris	6,408	13.4%	7,292	34.8%	(884)	(12.1)%
Cambium Learning Technologies	8,893	18.6%	4,446	21.2%	4,447	100.0%

Total sales	47,901	100.0%	20,976	100.0%	26,925	128.4%

Cost of sales:
Voyager	11,902	24.8%	3,159	15.1%	(8,743)	(276.8)%
Sopris	2,161	4.5%	1,839	8.8%	(322)	(17.5)%
Cambium Learning Technologies	1,122	2.3%	584	2.8%	(538)	(92.1)%
Shared Services	32	0.1%	—	0.0%	(32)	(100.0)%
Amortization expense	7,245	15.1%	4,156	19.8%	(3,089)	(74.3)%

Total cost of sales	22,462	46.9%	9,738	46.4%	(12,724)	(130.7)%

Research and development expense	2,563	5.4%	1,161	5.5%	(1,402)	(120.8)%
Sales and marketing expense	11,176	23.3%	5,026	24.0%	(6,150)	(122.4)%
General and administrative expense	5,605	11.7%	3,939	18.8%	(1,666)	(42.3)%
Shipping costs	1,168	2.4%	323	1.5%	(845)	(261.6)%
Depreciation and amortization expense	2,360	4.9%	2,364	11.3%	4	0.2%
Goodwill impairment	—	0.0%	9,105	43.4%	9,105	100.0%
Embezzlement and related expense (recoveries)	11	0.0%	262	1.2%	251	95.8%

Income (loss) before interest, other income (expense) and income taxes	2,556	5.3%	(10,942)	(52.2)%	13,498	123.4%

Net interest income (expense)	(4,614)	(9.6)%	(4,866)	(23.2)%	252	5.2%
Other income (expense), net	(85)	(0.2)%	(142)	(0.7)%	57	40.1%
Income tax (expense) benefit	(34)	(0.1)%	2,099	10.0%	(2,133)	(101.6)%

Net loss	$(2,177)	(4.5)%	$(13,851)	(66.0)%	$11,674	84.3%

Net Sales.
Our total net sales increased $26.9 million, or 128.4%, to $47.9 million in the second quarter of 2010 compared to the same period in 2009 due to the VLCY acquisition. VLCY’s historical second quarter 2009 net sales of $28.3 million are not included in the Company’s reported prior year sales.
The combined net sales for historical VLCY and the Company for the second quarter of 2009 would be $49.3 million, resulting in a decrease of $1.4 million, or 2.8%, when compared to the second quarter 2010 net sales of $47.9 million. The decline of these combined amounts is a result of the Company recording a purchase accounting adjustment to reduce deferred revenue balances to fair value at the time of the VLCY acquisition. These adjustments reduced the amount of deferred revenue recognized in the second quarter of 2010 by approximately $4.6 million. Including the effect of this purchase accounting adjustment with the combined net sales of historical VLCY, the Company had adjusted sales of $52.5 million in 2010 and $49.3 million in 2009 for an increase of $3.2 million. This increase is a result of the timing of revenue recognition in the respective periods more than offsetting a decline in order volume. Should the order volume not improve relative to the prior year in the second half of this year, we would not expect this increase in revenue to continue through the full year 2010.
Voyager. The Voyager segment’s net sales increased $23.4 million, or 252.9%, to $32.6 million in the second quarter of 2010 compared to the same period in 2009 due to the VLCY acquisition. VLCY’s historical second quarter 2009 net sales related to the Voyager segment of $23.0 million are not included in the Company’s reported prior year sales. The combined net sales of historical VLCY related to the Voyager segment and the Company for the second quarter of 2009 would be $32.2 million, resulting in an increase of $0.4 million, or 1.2%, when compared to the second quarter 2010 net sales of $32.6 million. This increase is a result of the timing of revenue recognition in the respective periods more than offsetting a decline in order volume and a purchase accounting adjustment made to reduce deferred revenue balances to fair value at the time of acquisition, which decreased deferred revenue recognized by the Voyager segment in the second quarter of 2010 by approximately $1.9 million.
Sopris. The Sopris segment’s net sales decreased $0.9 million, or 12.1%, to $6.4 million in the second quarter of 2010 compared to the same period in 2009, which is primarily attributable to the timing of revenue recognition for certain transactions and of recognition of deferred revenues in the respective periods.
Cambium Learning Technologies. The Cambium Learning Technologies segment’s net sales increased $4.4 million, or 100.0%, to $8.9 million in the second quarter of 2010 compared to the same period in 2009 due to the VLCY acquisition. VLCY’s historical second quarter 2009 net sales related to the Cambium Learning Technologies segment of $5.3 million are not included in the Company’s prior year sales. The combined net sales of historical VLCY related to the Cambium Learning Technologies segment and the Company for the second quarter of 2009 would be $9.8 million, resulting in a decrease of $0.9 million, or 9.0%, when compared to the second quarter 2010 net sales of $8.9 million. This is due to a purchase accounting adjustment that reduced the amount of deferred revenue recognized by the Cambium Learning Technologies segment in the second quarter of 2010 by approximately $2.7 million. Adjusted for both historical VLCY and the purchase accounting adjustment, sales were $11.6 million in 2010 and $9.8 million in 2009 for an increase of $1.8 million. Cambium Learning Technologies has consistently experienced year on year order volume growth that is translating to sales growth, although the impact of 2010 order volume is not fully reflected in net sales as a large portion of these sales are recognized over a subscription period.
Cost of Sales.
Cost of sales includes expenses to print, purchase, handle and warehouse our products, as well as royalty costs, and to provide services and support to customers. Cost of sales, excluding amortization, increased $9.6 million, or 172.6%, to $15.2 million in the second quarter of 2010 compared to the same period in 2009 due to the VLCY acquisition. VLCY’s historical second quarter 2009 cost of sales of $9.1 million are not included in the Company’s prior year results. The combined cost of sales for VLCY and the Company for the second quarter of 2009 would be $14.6 million, resulting in an increase of $0.6 million, or 3.9%, when compared to the second quarter 2010 cost of sales of $15.2 million. This increase is primarily due to increased revenue and the reallocation of certain resources in the departmental restructuring to cost of sales from general and administrative expense.
Voyager. Cost of sales for the Voyager segment increased $8.7 million, or 276.8%, to $11.9 million in the second quarter of 2010 compared to the same period in 2009 due to the VLCY acquisition.
Sopris. Cost of sales for the Sopris segment increased by $0.3 million, or 17.5%, to $2.2 million in the second quarter of 2010 compared to the same period in 2009.

Cambium Learning Technologies. Cost of sales for the Cambium Learning Technologies segment increased by $0.5 million, or 92.1%, to $1.1 million in the second quarter of 2010 compared to the same period in 2009 due to the VLCY acquisition.
Shared Services. Cost of sales for Shared Services for the second quarter of 2010 of $0.1 million is related to non-recurring integration costs, which are not allocated to the segments. The integration costs primarily relate to the movement of inventory from VLCY’s recently closed distribution center in Dallas, Texas, to our distribution facility in Frederick, Colorado, travel related to the warehouse integration and severance costs.
Amortization Expense.
Amortization expense included in cost of sales includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the second quarter of 2010 increased $3.1 million, or 74.3%, primarily due to the intangible assets acquired in the VLCY acquisition.
Research and Development Expense.
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the second quarter of 2010 increased $1.4 million, or 120.8%, to $2.6 million compared to the second quarter of 2009 due to the VLCY acquisition. VLCY’s historical second quarter 2009 research and development expense of $1.0 million is not included in the Company’s prior year results. The combined research and development expense for VLCY and the Company for the second quarter of 2009 would be $2.2 million, resulting in an increase of $0.4 million, or 16.7%, when compared to the second quarter 2010 research and development expense of $2.6 million. This is due to increased investment in new product development and $0.1 million in one-time integration costs offset by increased capitalization due to the timing of capitalizable versus non-capitalizable activities.
Sales and Marketing Expense.
Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the second quarter of 2010 increased $6.2 million, or 122.4%, from the second quarter of 2009 to $11.2 million due to the VLCY acquisition. VLCY’s historical second quarter 2009 sales and marketing expense of $7.3 million is not included in the Company’s prior year results. The combined sales and marketing expense for VLCY and the Company for the second quarter of 2009 would be $12.4 million, resulting in a decrease of $1.2 million, or 9.5%, when compared to the second quarter 2010 sales and marketing expense of $11.2 million. The decline is due to synergies resulting from the merger and reduced catalog costs.
General and Administrative Expense.
General and administrative expenses increased $1.7 million, or 42.3%, to $5.6 million compared to the second quarter of 2009 due to the VLCY acquisition. VLCY’s historical second quarter 2009 general and administrative expense of $6.0 million is not included in the Company’s prior year results. The combined general and administrative expense for VLCY and the Company for the second quarter of 2009 would be $9.9 million, resulting in a decrease of $4.3 million, or 43.5%, when compared to the second quarter 2010 general and administrative expense of $5.6 million. The decrease is partially attributable to non-recurring transaction costs and higher legacy VLCY costs of $3.5 million incurred in 2009 and as a result of the reallocation of certain resources to cost of sales from general and administrative expense as a result of the departmental restructuring. These reductions were partially offset by non-recurring integration costs of $0.8 million incurred in 2010.
Net Interest Income (Expense).

	Three Months Ended		Year Over Year Change
	June 30,	June 30,	Favorable / (Unfavorable)
(in thousands)	2010	2009	$	%

Interest income	$4	$2	$2	100.0%
Interest expense	(4,618)	(4,868)	250	5.1%

Total	$(4,614)	$(4,866)	$252	5.2%

Net interest expense for the second quarter of 2010 decreased $0.3 million to $4.6 million compared to the second quarter of 2009 primarily due to an improved credit rating obtained in the first quarter of 2010. Interest expense is primarily related to our long-term debt and build-to-suit capital lease.
Income Tax Provision.
We recorded an income tax expense of $0.1 million for an effective tax rate of 1.6% during the second quarter of 2010, primarily for subsidiary state income taxes where we are not permitted to file on a unitary basis. We did not record a Federal or state income tax benefit for consolidated losses incurred during the quarter because realization of the tax benefits from the losses is not assured beyond a reasonable doubt given the Company’s recent history of cumulative losses. Therefore, during the second quarter of 2010, increases in net deferred tax assets were offset by increases in the valuation allowance. We recorded a tax benefit of $2.1 million for an effective tax rate of 13.2% during the second quarter of 2009. Prior to the acquisition of VLCY, the Company had deferred tax liabilities in excess of deferred tax assets, which provided an objective source of future taxable income that enabled the Company to realize the tax benefit from pre-tax losses.
First Half of Fiscal 2010 Compared to the First Half of Fiscal 2009

	Six Months Ended
	June 30, 2010		June 30, 2009		Year Over Year Change
		% of		% of	Favorable/(Unfavorable)
(in thousands)	Amount	Sales	Amount	Sales	$	%
Net sales:
Voyager	$48,472	63.7%	$15,178	41.3%	$33,294	219.4%
Sopris	10,311	13.5%	12,666	34.4%	(2,355)	(18.6)%
Cambium Learning Technologies	17,340	22.8%	8,926	24.3%	8,414	94.3%

Total sales	76,123	100.0%	36,770	100.0%	39,353	107.0%

Cost of sales:
Voyager	18,972	24.9%	5,629	15.3%	(13,343)	(237.0)%
Sopris	3,748	4.9%	3,514	9.6%	(234)	(6.7)%
Cambium Learning Technologies	2,618	3.4%	1,144	3.1%	(1,474)	(128.8)%
Shared Services	1,191	1.6%	—	0.0%	(1,191)	(100.0)%
Amortization expense	13,987	18.4%	8,312	22.6%	(5,675)	(68.3)%

Total cost of sales	40,516	53.2%	18,599	50.6%	(21,917)	(117.8)%

Research and development expense	5,573	7.3%	2,559	7.0%	(3,014)	(117.8)%
Sales and marketing expense	22,233	29.2%	10,487	28.5%	(11,746)	(112.0)%
General and administrative expense	13,543	17.8%	8,223	22.4%	(5,320)	(64.7)%
Shipping costs	1,712	2.2%	590	1.6%	(1,122)	(190.2)%
Depreciation and amortization expense	4,937	6.5%	4,744	12.9%	(193)	(4.1)%
Goodwill impairment	—	0.0%	9,105	24.8%	9,105	100.0%
Embezzlement and related expense (recoveries)	30	0.0%	(121)	(0.3)%	(151)	(124.8)%

Loss before interest, other income (expense) and income taxes	(12,421)	(16.3)%	(17,416)	(47.4)%	4,995	28.7%

Net interest income (expense)	(8,982)	(11.8)%	(9,543)	(26.0)%	561	5.9%
Other income (expense), net	(95)	(0.1)%	(205)	(0.6)%	110	53.7%
Income tax (expense) benefit	(119)	(0.2)%	6,416	17.4%	(6,535)	(101.9)%

Net loss	$(21,617)	(28.4)%	$(20,748)	(56.4)%	$(869)	(4.2)%

Net Sales.
Our total net sales increased $39.4 million, or 107.0%, to $76.1 million in the first half of 2010 compared to the same period in 2009 due to the VLCY acquisition. VLCY’s historical first half 2009 net sales of $47.0 million are not included in the Company’s prior year sales.
The combined net sales for historical VLCY and the Company for the first half of 2009 would be $83.8 million, resulting in a decrease of $7.7 million, or 9.1%, when compared to the second quarter 2010 net sales of $76.1 million. The decline of these combined amounts is a result of the Company recording a purchase accounting adjustment to reduce deferred revenue balances to fair value at the time of the VLCY acquisition. These adjustments reduced the amount of deferred revenue recognized in the first half of 2010 by approximately $9.7 million. Including the effect of this purchase accounting adjustment and the combined net sales of historical VLCY, the Company had adjusted sales of $85.8 million in 2010 and $83.8 million in 2009 for an increase of $2.0 million, or 2.4%. This increase is a result of timing of revenue recognition in the respective periods more than offsetting a decline in order volume. Should the order volume not improve relative to the prior year in the second half of this year, we would not expect this increase in revenue to continue through the full year 2010.
Voyager. The Voyager segment’s net sales increased $33.3 million, or 219.4%, to $48.5 million in the first half of 2010 compared to the same period in 2009 due to the VLCY acquisition. VLCY’s historical first half 2009 net sales related to the Voyager segment of $36.5 million are not included in the Company’s prior year sales. There is also a purchase accounting adjustment made to reduce deferred revenue balances to fair value at the time of acquisition. The purchase accounting adjustments reduced the amount of deferred revenue recognized by the Voyager segment in the first half of 2010 by approximately $4.0 million. Including the effect of this purchase accounting adjustment with the combined net sales of historical VLCY related to the Voyager segment, the Company had adjusted sales of $52.5 million in 2010 and $51.7 million in 2009 for an increase of $0.8 million, or 1.5%. This increase is a result of the timing of revenue recognition in the respective periods more than offsetting a decline in order volume.
Sopris. The Sopris segment’s net sales decreased $2.4 million, or 18.6%, to $10.3 million in the first half of 2010 compared to the same period in 2009. This decline is primarily attributable the timing of revenue recognition for certain transactions and to lower order volume, in particular, a single transaction that occurred in the first quarter 2009 for $1.7 million related to the use of our assessment product under a licensing agreement. We have renegotiated this agreement and, under the terms of the new agreement, licensing fees for the 2010-2011 school year will occur in the fourth quarter 2010.
Cambium Learning Technologies. The Cambium Learning Technologies segment’s net sales increased $8.4 million, or 94.3%, to $17.3 million in the first half of 2010 compared to the same period in 2009 due to the VLCY acquisition. VLCY’s historical first half 2009 net sales related to the Cambium Learning Technologies segment of $10.5 million are not included in the Company’s prior year sales. Also, purchase accounting adjustments reduced the amount of deferred revenue recognized by the Cambium Learning Technologies segment in the first half of 2010 by approximately $5.7 million. Including the effect of this purchase accounting adjustment with the combined net sales of historical VLCY related to the Cambium Learning Technologies segment, the Company had adjusted sales of $23.0 million in the first half of 2010 and $19.4 million in the first half of 2009 for an increase of $3.6 million, or 18.6%. Cambium Learning Technologies has consistently experienced year on year order volume growth that is translating to sales growth, although the impact of 2010 order volume is not fully reflected in net sales as a large portion of these sales are recognized over a subscription period.
Cost of Sales.
Cost of sales includes expenses to print, purchase, handle and warehouse our products, as well as royalty costs, and to provide services and support to customers. Cost of sales, excluding amortization, increased $16.2 million, or 157.9%, to $26.5 million in the first half of 2010 compared to the same period in 2009 due to the VLCY acquisition. VLCY’s historical first half 2009 cost of sales of $14.9 million are not included in the Company’s prior year results. The combined cost of sales for VLCY and the Company for the first half of 2009 would be $25.2 million, resulting in an increase of $1.3 million, or 5.2%, when compared to the first half of 2010 cost of sales of $26.5 million. This increase is primarily due increased revenue and the reallocation of certain resources in the departmental restructuring to cost of sales from general and administrative expense.
Voyager. Cost of sales for the Voyager segment increased $13.3 million, or 237.0%, to $19.0 million in the first half of 2010 compared to the same period in 2009 due to the VLCY acquisition.
Sopris. Cost of sales for the Sopris segment increased by $0.2 million, or 6.7%, to $3.7 million in the first half of 2010 compared to the same period in 2009.

Cambium Learning Technologies. Cost of sales for the Cambium Learning Technologies segment increased by $1.5 million, or 128.8%, to $2.6 million in the first half of 2010 compared to the same period in 2009 due to the VLCY acquisition.
Shared Services. Cost of sales for Shared Services for the first half of 2010 of $1.2 million is related to non-recurring integration costs, which are not allocated to the segments. The integration costs primarily relate to the movement of inventory from VLCY’s recently closed distribution center in Dallas, Texas, to our distribution facility in Frederick, Colorado, travel related to the warehouse integration and severance costs.
Amortization Expense.
Amortization expense included in cost of sales includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the first half of 2010 increased $5.7 million, or 68.3%, primarily due to the intangible assets acquired in the VLCY acquisition.
Research and Development.
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the first half of 2010 increased $3.0 million, or 117.8%, to $5.6 million compared to the first half of 2009 due to the VLCY acquisition. VLCY’s historical first half 2009 research and development expense of $2.2 million is not included in the Company’s prior year results. The combined research and development expense for VLCY and the Company for the first half of 2009 would be $4.7 million, resulting in an increase of $0.9 million, or 18.0%, when compared to the first half 2010 research and development expense of $5.6 million. This is due to increased investment in new product development, primarily in the Cambium Learning Technology business unit, and $0.3 million in one-time integration costs offset by increased capitalization due to the timing of capitalizable versus non-capitalizable activities.
Sales and Marketing Expense.
Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the first half of 2010 increased $11.8 million, or 112.0%, from the first half of 2009 to $22.2 million due to the VLCY acquisition. VLCY’s historical first half 2009 sales and marketing expense of $14.1 million is not included in the Company’s prior year results. The combined sales and marketing expense for VLCY and the Company for the first half of 2009 would be $24.6 million, resulting in a decrease of $2.3 million, or 9.5%, when compared to the first half 2010 sales and marketing expense of $22.2 million. The decline is due to synergies resulting from the merger and reduced catalog costs.
General and Administrative Expense.
General and administrative expenses increased $5.3 million, or 64.7%, to $13.5 million compared to the first half of 2009 due to the VLCY acquisition. VLCY’s historical first half 2009 general and administrative expense of $12.4 million is not included in the Company’s prior year results. The combined general and administrative expense for VLCY and the Company for the first half of 2009 would be $20.7 million, resulting in a decrease of $7.1 million, or 34.5%, when compared to the first half 2010 general and administrative expense of $13.5 million. The reduction is partially attributable to non-recurring transaction costs and increased legacy VLCY costs of $6.3 million incurred in 2009, savings due to synergies resulting from the merger and the reallocation of certain resources to cost of sales from general and administrative expense as a result of the departmental restructuring. These decreases are partially offset by non-recurring integration costs of $2.7 million incurred in 2010.
Net Interest Income (Expense).

	Six Months Ended		Year Over Year Change
	June 30,	June 30,	Favorable / (Unfavorable)
(in thousands)	2010	2009	$	%

Interest income	$6	$3	$3	100.0%
Interest expense	(8,988)	(9,546)	558	5.8%

Total	$(8,982)	$(9,543)	$561	5.9%

Net interest expense for the first half of 2010 decreased $0.6 million to $9.0 million compared to the first half of 2009 primarily due to an improved credit rating obtained in the first quarter of 2010. Interest expense is primarily related to our long-term debt and build-to-suit capital lease.

Income Tax Expense/Benefit.
We recorded an income tax expense of $0.1 million for an effective tax rate of 0.6% during the first half of 2010, primarily for subsidiary state income taxes where we are not permitted to file on a unitary basis. We did not record a Federal or state income tax benefit for consolidated losses incurred during the period because realization of the tax benefits from the losses is not assured beyond a reasonable doubt given the Company’s recent history of cumulative losses. Therefore, during the first half of 2010, increases in net deferred tax assets were offset by increases in the valuation allowance. We recorded a tax benefit of $6.4 million for an effective tax rate of 23.6% during the first half of 2009. Prior to the acquisition of VLCY, the Company had deferred tax liabilities in excess of deferred tax assets, which provided an objective source of future taxable income that enabled the Company to realize the tax benefit from pre-tax losses.
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
Long-term debt
Our long-term debt is held by our subsidiary, Cambium Learning, and, as of June 30, 2010, consists of:
•	$96.5 million of floating rate senior secured notes due April 11, 2013; and

•	$55.7 million of 13.75% senior unsecured notes due April 11, 2014.
Senior Secured Notes. The senior secured notes were issued pursuant to a senior secured credit facility consisting of a $30 million revolving credit agreement and a $128 million loan agreement. The loan agreement requires quarterly principal payments of $320,000. Our senior notes are secured by all of Cambium Learning’s personal property. The interest rate on the senior notes is based on the one-, three- or six-month LIBOR or Alternative Base Rate (ABR) plus a spread as determined by Cambium Learning’s credit ratings, subject to a floor on each of the two rates. Based on ratings as of June 30, 2010, the spread for LIBOR is 5.0%. The LIBOR rate cannot be less than 3.0%, and the ABR cannot be less than 4.0%. As of June 30, 2010, the interest rate on the senior secured notes was 8.0%. As of June 30, 2010, we had borrowings of $18.0 million under the revolver and, subject to borrowing base capacity limitations for outstanding letters of credit, we had $10.5 million available to borrow under the revolver.
Senior Unsecured Notes. The senior unsecured notes require cash interest payments equal to 10% on a quarterly basis. Any additional interest beyond the 10% rate is added to the principal of the notes (paid in kind) and is not payable until April 11, 2014. As of June 30, 2010, the interest rate on these notes was 13.75% per annum. Assuming the all-in interest rate on the senior unsecured notes were to remain at 13.75% until April 11, 2014, the value of these notes, including accrued interest, will be $64.2 million.
Covenants. The senior secured credit facility includes a total leverage ratio financial covenant. The ratio is calculated quarterly using adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation, and amortization, and other adjustments allowed under the terms of the agreement, on a rolling 12-month basis. The facility also contains customary covenants, including limitations on Cambium Learning’s ability to incur debt, and events of default as defined by the agreement. The senior secured credit facility limits Cambium Learning’s ability to pay dividends, to make advances and to otherwise engage in inter-company transactions. Effective as of the quarter ended June 30, 2010, the senior secured credit facility requires Cambium Learning’s total leverage ratio to be no greater than 5.5:1.
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
We are still completing our debt compliance reporting for the June 30, 2010 fiscal period, but, based on the calculation of adjusted EBITDA per the credit agreement, we expect to report a total leverage ratio for the rolling twelve months ended June 30, 2010 of approximately 3.0:1, which is in compliance with the debt covenant requirement that the total leverage ratio be no greater than 5.5:1. Further, we are in compliance with the requirement that adjusted EBITDA per the senior unsecured credit agreement be in excess of $25.0 million.
See “Non-GAAP Measures” below for a reconciliation among net loss, EBITDA and adjusted EBITDA for purposes of measuring operating performance for the three months and six months ended June 30, 2010 and 2009. The calculation of adjusted EBITDA used for purposes of the credit agreements is on a rolling 12-month basis and includes certain additional adjustments to EBITDA recognized by Cambium Learning’s lenders.
Cash flows
During the six months ended June 30, 2010, cash used in operating activities was $13.1 million and cash used for property, equipment and pre-publication costs was $5.4 million. These outflows were partially offset by cash inflows from financing activities of $12.1 million which were primarily due to an additional draw of $13.0 million made against our revolving credit agreement offset by debt and capital lease payments of $0.9 million.
Cash from operations is seasonal, with more cash generated in the second half of the year than in the first half of the year. Cash is historically generated during the second half of the year because the peak buying cycle of school districts generally occurs in June for a school’s fiscal year end through October as schools purchase materials for the school year.
Contingencies
We have a potential indemnification liability related to state income taxes that have been assessed against a former subsidiary of VLCY sold in 2007. The former subsidiary has challenged the assessment and is awaiting an administrative decision by the state taxing authority. Management believes that it is likely that our position will be upheld and, therefore, we do not have a liability accrued. If the administrative decision by the state taxing authority is unfavorable, the former subsidiary plans to appeal the decision. We expect the final resolution of any tax litigation or potential settlement could range from zero to approximately $10.4 million (including interest to date), or potentially higher as interest continues to accrue at a current rate of 4.25% per annum. This contingency was identified as an agreed contingency for the Contingent Value Rights (“CVR”) issued as part of the VLCY merger consideration and, as such, one-half of any amount paid would potentially offset payments due under the CVR in accordance with the merger agreement terms. As of June 30, 2010, the fair value of the CVR includes a reduction of $0.9 million related to this state income tax issue. This calculated reduction amount uses management assumptions related to the likelihood, amount and timing of any cash outflows for this agreed-upon contingency. However, the actual impact on the CVR could be up to one-half of the currently estimated maximum exposure if we ultimately pay the state tax and related interest. If the former subsidiary’s tax position is not upheld, we could incur up to $10.4 million (exclusive of future interest accruals) of indemnification expense in future periods on our Statements of Operations. As noted above, amounts payable to prior VLCY shareholders for both the short-term and long-term CVR liability could be materially reduced from our estimate as of June 30, 2010 as a result of this matter.
Non-GAAP Measures
Our 2009 historical financial statements include VLCY results only for the 23-day period subsequent to the December 8, 2009 acquisition date. Therefore, the 2010 results reported on a GAAP basis include the results of VLCY for both the three and six month periods, but the 2009 results reported do not include the results of VLCY for any portion of those periods.
Further, the net losses for both the Company and VLCY as reported on a GAAP basis for both 2009 and 2010 include material non-recurring and non-operational items. We believe that earnings (loss) from operations before interest and other income (expense), income taxes, and depreciation and amortization, or EBITDA, and Adjusted EBITDA, which further excludes non-recurring and non-operational items, provide useful information for investors to assess the results of the ongoing business of the combined company.

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
Below are reconciliations between net loss and Adjusted EBITDA for the three and six month periods ended June 30, 2010 and 2009:
Cambium Learning Group, Inc.
Reconciliation of Adjusted Sales and Adjusted EBITDA
Three Months Ended June 30, 2010
(In thousands)
Unaudited

		Non-recurring or non-operating costs excluded from Adjusted EBITDA:
			Legacy	Stock-based	Embezzlement	Adj Related
		Integration	VLCY	Compensation	and	to Purchase
	Total	Costs	Corporate	Expense	Related	Accounting	Adjusted
	GAAP	(a)	(b)	(c)	(d)	(e)	EBITDA
Voyager	$32,600	$—	$—	$—	$—	$1,901	$34,501
Sopris	6,408	—	—	—	—	—	6,408
Cambium Learning Technologies	8,893	—	—	—	—	2,659	11,552

Total net sales	47,901	—	—	—	—	4,560	52,461

Cost of sales	15,217	47	—	(21)	—	518	15,761
Cost of sales — amortization	7,245	—	—	—	—	—	7,245

Total cost of sales	22,462	47	—	(21)	—	518	23,006

Research and development expense	2,563	(73)	—	(44)	—	—	2,446
Sales and marketing expenses	11,176	—	—	(48)	—	332	11,460
General and administrative expense	5,605	(784)	(175)	(186)	—	—	4,460
Shipping costs	1,168	(304)	—	—	—	—	864
Depreciation and amortization	2,360	—	—	—	—	—	2,360
Embezzlement and related	11	—	—	—	(11)	—	—

Income (loss) from operations	2,556	1,114	175	299	11	3,710	7,865

Net interest income (expense)	(4,614)	—	—	—	—	—	(4,614)
Other income (expense)	(85)	—	—	—	—	—	(85)
Income tax expense	(34)	—	—	—	—	—	(34)

Net income (loss)	(2,177)	1,114	175	299	11	3,710	3,132

Normal non-GAAP EBITDA Adjustments:
Depreciation and amortization	9,605	—	—	—	—	—	9,605
Net interest income (expense)	4,614	—	—	—	—	—	4,614
Other income (expense)	85	—	—	—	—	—	85
Income tax	34	—	—	—	—	—	34

EBITDA	$12,161	$1,114	$175	$299	$11	$3,710	$17,470

Cambium Learning Group, Inc.
Reconciliation of Adjusted Sales and Adjusted EBITDA
Three Months Ended June 30, 2009
(In thousands)
Unaudited

				Non-recurring or non-operating costs excluded from Adjusted EBITDA:
					Legacy	Stock-based	Embezzlement
			Total	Transaction	VLCY	Compensation	and	Goodwill
	Total		Combined	Costs	Corporate	Expense	Related	Impairment	Adjusted
	GAAP	VLCY	Results	(f)	(b)	(c)	(d)	(g)	EBITDA
Voyager	$9,238	$22,965	$32,203	$—	$—	$—	$—	$—	$32,203
Sopris	7,292	—	7,292	—	—	—	—	—	7,292
Cambium Learning Technologies	4,446	5,328	9,774	—	—	—	—	—	9,774

Total net sales	20,976	28,293	49,269	—	—	—	—	—	49,269

Cost of sales	5,582	9,067	14,649	—	—	—	—	—	14,649
Cost of sales — amortization	4,156	4,158	8,314	—	—	—	—	—	8,314

Total cost of sales	9,738	13,225	22,963	—	—	—	—	—	22,963

Research and development expense	1,161	1,035	2,196	—	—	—	—	—	2,196
Sales and marketing expenses	5,026	7,324	12,350	—	—	—	—	—	12,350
General and administrative expense	3,939	5,975	9,914	(3,316)	(319)	(55)	—	—	6,224
Shipping costs	323	446	769	—	—	—	—	—	769
Depreciation and amortization	2,364	599	2,963	—	—	—	—	—	2,963
Embezzlement and related	262	—	262	—	—	—	(262)	—	—
Goodwill impairment	9,105	21,984	31,089	—	—	—	—	(31,089)	—

Income (loss) from operations	(10,942)	(22,295)	(33,237)	3,316	319	55	262	31,089	1,804

Net interest income (expense)	(4,866)	(50)	(4,916)	—	—	—	—	—	(4,916)
Other income (expense)	(142)	(84)	(226)	—	—	—	—	—	(226)
Income tax benefit	2,099	126	2,225	—	—	—	—	—	2,225

Net income (loss)	(13,851)	(22,303)	(36,154)	3,316	319	55	262	31,089	(1,113)

Normal non-GAAP EBITDA Adjustments:
Depreciation and amortization	6,520	4,757	11,277	—	—	—	—	—	11,277
Net interest income (expense)	4,866	50	4,916	—	—	—	—	—	4,916
Other income	142	84	226	—	—	—	—	—	226
Income tax	(2,099)	(126)	(2,225)	—	—	—	—	—	(2,225)

EBITDA	$(4,422)	$(17,538)	$(21,960)	$3,316	$319	$55	$262	$31,089	$13,081

Cambium Learning Group, Inc.
Reconciliation of Adjusted Sales and Adjusted EBITDA
Six Months Ended June 30, 2010
(In thousands)
Unaudited

		Non-recurring or non-operating costs excluded from Adjusted EBITDA:
			Legacy	Stock-based	Embezzlement	Adj Related
		Integration	VLCY	Compensation	and	to Purchase
	Total	Costs	Corporate	Expense	Related	Accounting	Adjusted
	GAAP	(a)	(b)	(c)	(d)	(e)	EBITDA
Voyager	$48,472	$—	$—	$—	$—	$3,979	$52,451
Sopris	10,311	—	—	—	—	—	10,311
Cambium Learning Technologies	17,340	—	—	—	—	5,733	23,073

Total net sales	76,123	—	—	—	—	9,712	85,835

Cost of sales	26,529	(972)	—	(30)	—	926	26,453
Cost of sales — amortization	13,987	—	—	—	—	—	13,987

Total cost of sales	40,516	(972)	—	(30)	—	926	40,440

Research and development expense	5,573	(313)	—	(63)	—	—	5,197
Sales and marketing expenses	22,233	(244)	—	(68)	—	717	22,638
General and administrative expense	13,543	(2,724)	(475)	(372)	—	—	9,972
Shipping costs	1,712	(304)	—	—	—	—	1,408
Depreciation and amortization	4,937	—	—	—	—	—	4,937
Embezzlement and related	30	—	—	—	(30)	—	—

Income (loss) from operations	(12,421)	4,557	475	533	30	8,069	1,243

Net interest income (expense)	(8,982)	—	—	—	—	—	(8,982)
Other income (expense)	(95)	—	—	—	—	—	(95)
Income tax expense	(119)	—	—	—	—	—	(119)

Net income (loss)	(21,617)	4,557	475	533	30	8,069	(7,953)

Normal non-GAAP EBITDA Adjustments:
Depreciation and amortization	18,924	—	—	—	—	—	18,924
Net interest income (expense)	8,982	—	—	—	—	—	8,982
Other income (expense)	95	—	—	—	—	—	95
Income tax	119	—	—	—	—	—	119

EBITDA	$6,503	$4,557	$475	$533	$30	$8,069	$20,167

Cambium Learning Group, Inc.
Reconciliation of Adjusted Sales and Adjusted EBITDA
Six Months Ended June 30, 2009
(In thousands)
Unaudited

				Non-recurring or non-operating costs excluded from Adjusted EBITDA:
						Legacy	Stock-based	Embezzlement
			Total	Transaction	Integration	VLCY	Compensation	and	Goodwill
	Total		Combined	Costs	Costs	Corporate	Expense	Related	Impairment	Adjusted
	GAAP	VLCY	Results	(f)	(a)	(b)	(c)	(d)	(g)	EBITDA
Voyager	$15,178	$36,531	$51,709	$—	$—	$—	$—	$—	$—	$51,709
Sopris	12,666	—	12,666	—	—	—	—	—	—	12,666
Cambium Learning Technologies	8,926	10,478	19,404	—	—	—	—	—	—	19,404

Total net sales	36,770	47,009	83,779	—	—	—	—	—	—	83,779

Cost of sales	10,287	14,921	25,208	—	—	—	—	—	—	25,208
Cost of sales — amortization	8,312	8,538	16,850	—	—	—	—	—	—	16,850

Total cost of sales	18,599	23,459	42,058	—	—	—	—	—	—	42,058

Research and development expense	2,559	2,162	4,721	—	—	—	—	—	—	4,721
Sales and marketing expenses	10,487	14,074	24,561	—	—	—	—	—	—	24,561
General and administrative expense	8,223	12,440	20,663	(5,916)	(162)	(905)	(134)	—	—	13,546
Shipping costs	590	683	1,273	—	—	—	—	—	—	1,273
Depreciation and amortization	4,744	1,145	5,889	—	—	—	—	—	—	5,889
Embezzlement and related	(121)	—	(121)	—	—	—	—	121	—	—
Goodwill impairment	9,105	21,984	31,089	—	—	—	—	—	(31,089)	—

Income (loss) from operations	(17,416)	(28,938)	(46,354)	5,916	162	905	134	(121)	31,089	(8,269)

Net interest income (expense)	(9,543)	(415)	(9,958)	—	—	—	—	—	—	(9,958)
Other income (expense)	(205)	1,184	979	—	—	—	—	—	—	979
Income tax benefit	6,416	447	6,863	—	—	—	—	—	—	6,863

Net income (loss)	(20,748)	(27,722)	(48,470)	5,916	162	905	134	(121)	31,089	(10,385)

Normal non-GAAP EBITDA Adjustments:
Depreciation and amortization	13,056	9,683	22,739	—	—	—	—	—	—	22,739
Net interest income (expense)	9,543	415	9,958	—	—	—	—	—	—	9,958
Other income	205	(1,184)	(979)	—	—	—	—	—	—	(979)
Income tax	(6,416)	(447)	(6,863)	—	—	—	—	—	—	(6,863)

EBITDA	$(4,360)	$(19,255)	$(23,615)	$5,916	$162	$905	$134	$(121)	$31,089	$14,470

(a)	Adjustment is to eliminate costs directly associated with the integration of the Company and VLCY, including severance and other costs incurred to achieve synergies and the cost of retention and change in control agreements directly related to the merger. The cost for retention and change in control agreements included was $0.4 million and $1.6 million for the three and six months ended June 30, 2010, respectively. Certain capitalized costs have been incurred to achieve synergies related to the merger but are not included in this adjustment as they are not reflected on the income statement balances.

(b)	Legacy VLCY corporate costs represent corporate costs related to legacy VLCY liabilities such as pension and severance costs for former VLCY employees. For 2009, these also include internal costs related to VLCY’s strategic alternative process.

(c)	VLCY’s historical statements of operations include stock-based compensation expense of $0.1 million for the first and second quarters of 2009. During 2010, the Company recognized stock compensation expense of $0.2 million in the first quarter and $0.3 million in the second quarter related to its outstanding options, restricted stock awards, warrants, and stock appreciation rights (SARs).

(d)	During 2008, the Company discovered certain irregularities relating to the control and use of cash and certain other general ledger items which resulted from a substantial misappropriation of assets over a period of more than four years. These irregularities were perpetrated by a former employee, resulting in embezzlement losses, net of recoveries.

(e)	Under applicable accounting guidance for business combinations, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value. In our Condensed Consolidated Financial Statements for the quarter and six-month period ended June 30, 2010, net sales have been reduced by $4.6 million and $9.7 million, respectively, due to the write-down of deferred revenue to its estimated fair value as of the merger date. The write-down was determined by estimating the cost to fulfill the related future customer obligations plus a normal profit margin. Partially offsetting this impact, cost of sales and marketing expenses were reduced for other purchase accounting adjustments, primarily a write-down of deferred costs to zero at the acquisition date. During the quarter and six month period ended June 30, 2010, cost of sales were reduced by $0.5 million and $0.9 million, respectively, and sales and marketing expenses were reduced by $0.3 million and $0.7 million, respectively. The adjustment of deferred revenue and deferred costs to fair value is required only at the purchase accounting date; therefore, its impact on net sales, cost of sales, and sales and marketing expense is non-recurring.

(f)	Adjustment is to eliminate external incremental costs incurred by the Company and VLCY that are directly related to the merger transaction.

(g)	In accordance with applicable accounting guidance, goodwill and other indefinite-lived intangible assets are no longer amortized but are instead reviewed for impairment at least annually and if a triggering event is determined to have occurred in an interim period. The Company’s annual impairment testing is performed as of December 1 of each year. In June 2009, we determined that the signing of the merger agreement was a triggering event requiring us to review goodwill for impairment. At the time of this review, the Company had two reporting units: Published Products and Learning Technologies. The first step of impairment testing as of June 30, 2009 showed that the carrying value of the Published Products unit exceeded its fair value and that the second step of testing was required for this unit. The second step requires the allocation of fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. The fair value was determined using an income approach based on forecasted operating results. As a result of the second step of our second quarter 2009 impairment test, the goodwill balance for the reporting unit as of the measurement date was determined to be partially impaired, and an impairment charge of $9.1 million was recorded as of June 30, 2009. As of the second quarter of 2009, the estimated fair market value of the reporting unit was estimated to have fallen below the book value as a result of worsening and prolonged adverse developments in the overall education funding environment, including the reductions in Reading First funding effective 2008 and the reductions in available state and local funds.

The remaining $22.0 million impairment charge included in the reconciliation above was recorded in the historical financial statements of VLCY as a result of an impairment analysis triggered by the signing of the merger agreement.
Our 2009 historical financial statements include VLCY deferred revenue only as of period ends subsequent to the December 8, 2009 acquisition date. Therefore, the 2010 balance sheet reported on a GAAP basis includes the deferred revenue balance of VLCY beginning with the quarter ended December 31, 2009.
Further, the deferred revenue balances as reported on a GAAP basis as of December 31, 2009, March 31, 2010, and June 30 2010 include material purchase accounting adjustments related to the VLCY acquisition. We believe that the combined deferred revenue balances and Adjusted Deferred Revenue balances, which exclude the effect of the purchase accounting adjustment, provide useful information for investors to assess the results of the ongoing business of the combined company.
Adjusted Deferred Revenue is not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We believe that Adjusted Deferred Revenue provides useful information to investors for assessing the impact of deferred revenue changes on our reported GAAP and Adjusted Sales.
Cambium Learning Group, Inc.
Change in Adjusted Deferred Revenue
(in thousands)
Unaudited

	As of:
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2008	2009	2009	2009	2009	2010	2010
Cambium deferred revenue	$1,910	$1,673	$1,505	$1,643	$24,181	$21,842	$23,643
Legacy VLCY deferred revenue	29,507	24,125	21,844	35,517	—	—	—

Total combined deferred revenue	31,417	25,798	23,349	37,160	24,181	21,842	23,643

Purchase accounting fair value adjustment	—	—	—	—	14,374	9,222	4,662

Adjusted Deferred Revenue	31,417	25,798	23,349	37,160	38,555	31,064	28,305

Change in Adjusted Deferred Revenue		$(5,619)	$(2,449)	$13,811	$1,395	$(7,491)	$(2,759)

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements as of June 30, 2010 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
As of June 30, 2010, there have been no material changes in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
In the first quarter of 2010, our subsidiary, Cambium Learning, had its credit ratings upgraded by Standard & Poor’s and Moody’s Investor Services. As a result of the credit rating upgrades, the spread for LIBOR under Cambium Learning’s senior secured credit agreement decreased from 6.5% to 5.0%, with a continued LIBOR floor of 3.0%, and the effective interest rate became 8.0%. As a result of this interest reduction and the two quarterly payments made since December 31, 2009, the total payments over the remaining life of the senior secured notes decreased $9.0 million from what was presented as of December 31, 2009.
On July 9, 2010, the Company entered into a lease agreement with Briargrove Place, L.L.C., to occupy approximately 32,756 rentable square feet of office space at 17855 Dallas Parkway, Dallas, Texas. The Company intends to use the premises as its corporate headquarters. The term of the lease runs from November 1, 2010 through December 31, 2018 with the option for the Company to extend the term for two extension terms of sixty months each at the then-prevailing market rental rate. The Company also has the option to terminate the lease on December 31, 2016 and pay a termination amount of $0.6 million. The aggregate minimum lease commitment for the full term of the lease is approximately $4.7 million. The lessor has provided the Company with a tenant improvement allowance of up to $1.1 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We have outstanding as of June 30, 2010 $114.5 million of indebtedness under Cambium Learning’s senior secured credit facility (including $18.0 million in revolving credit outstanding but not including $2.3 million in outstanding letters of credit) and $55.7 million of the senior unsecured notes due on April 11, 2014, which were issued on April 12, 2007. With the expiration of our interest rate swap on June 30, 2010, all of the indebtedness under Cambium Learning’s senior secured credit facility will bear interest at variable rates in future periods. As such, an increase in the variable component used in determining the interest rates on Cambium Learning’s variable rate facilities would result in the interest rates under these facilities being limited by the maximum interest rate applicable to the facilities. Assuming an applicable tax rate of 38.5%, we expect that our annual earnings would decrease by approximately $0.7 million for each one percentage point increase in the rates applicable to Cambium Learning’s variable debt, and by $7.0 million for a ten percent increase in the variable component used in determining the interest rates applicable to Cambium Learning’s variable debt.
Foreign Currency Risk
The Company does not have material exposure to changes in foreign currency rates. As of June 30, 2010, the Company does not have any outstanding foreign currency forwards or option contracts.

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
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as such factors could materially affect the Company’s business, financial condition, or future results. In the three months ended June 30, 2010, there were no material changes to the risk factors disclosed in the Company’s 2009 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 6. Exhibits.
(a) Exhibits:
The following exhibits are filed as part of this report. The exhibit numbers preceded by an asterisk (*) indicate exhibits previously filed and are hereby incorporated herein by reference.

Exhibit Number	Description
*10.1
Office Lease Agreement Between Briargrove Place, L.L.C and Cambium Learning, Inc. Dated July 9, 2010 (incorporated by reference to Exhibit 10.1 of Cambium Learning Group, Inc.’s Current Report on Form 8-K dated July 9, 2010 (File No. 001-34575)).

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

Date: August 13, 2010	CAMBIUM LEARNING GROUP, INC.
/s/ Bradley C. Almond
Bradley C. Almond,
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
*10.1
Office Lease Agreement Between Briargrove Place, L.L.C and Cambium Learning, Inc. Dated July 9, 2010 (incorporated by reference to Exhibit 10.1 of Cambium Learning Group, Inc.’s Current Report on Form 8-K dated July 9, 2010 (File No. 001-34575)).

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