Form 10-Q
period 2010-09-30
CAMBIUM LEARNING GROUP, INC.
filed 2010-11-05
CIK 1466815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of October 31, 2010 was 43,868,676.

Part I. Financial Information
Item 1. Financial Statements.
Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Net sales	$56,607	$40,972	$132,730	$77,742

Cost of sales:
Cost of sales	18,021	10,682	44,550	20,969
Amortization expense	7,096	4,195	21,083	12,507

Total cost of sales	25,117	14,877	65,633	33,476

Research and development expense	2,543	1,558	8,116	4,117
Sales and marketing expense	11,966	5,396	34,199	15,883
General and administrative expense	5,608	5,176	19,151	13,399
Shipping costs	1,122	724	2,834	1,314
Depreciation and amortization expense	2,085	2,359	7,022	7,103
Goodwill impairment	—	—	—	9,105
Embezzlement and related expense (recoveries)	21	(74)	51	(195)

Total costs and expenses	48,462	30,016	137,006	84,202

Income (loss) before interest, other income (expense)and income taxes	8,145	10,956	(4,276)	(6,460)

Net interest expense	(4,478)	(4,991)	(13,460)	(14,534)

Other income (expense), net	271	(154)	176	(359)

Income (loss) before income taxes	3,938	5,811	(17,560)	(21,353)

Income tax benefit (expense)	8	(1,373)	(111)	5,043

Net income (loss)	$3,946	$4,438	$(17,671)	$(16,310)

Net income (loss) per common share:
Basic net income (loss) per common share	$0.09	$0.22	$(0.40)	$(0.80)
Diluted net income (loss) per common share	$0.09	$0.22	$(0.40)	$(0.80)

Average number of common shares and equivalents outstanding:
Basic	44,324	20,493	44,322	20,493
Diluted	44,395	20,493	44,322	20,493
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,838	$13,345
Accounts receivable, net	34,073	19,127
Inventory	23,594	19,812
Deferred tax assets	6,267	6,267
Restricted assets, current	3,177	9,755
Other current assets	5,147	6,010

Total current assets	78,096	74,316

Property, equipment and software at cost	30,213	24,951
Accumulated depreciation and amortization	(7,111)	(4,294)

Net property, equipment and software	23,102	20,657

Goodwill	151,915	151,915
Acquired curriculum and technology intangibles, net	35,901	44,695
Acquired publishing rights, net	42,108	52,312
Other intangible assets, net	23,569	28,133
Pre-publication costs, net	7,281	5,464
Restricted assets, less current portion	12,935	14,930
Other assets	13,428	1,419

Total assets	$388,335	$393,841

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable — line of credit	$11,200	$5,000
Current portion of long-term debt	1,280	1,280
Current portion of capital lease obligations	359	443
Accounts payable	5,354	2,308
Contingent value rights, current	2,847	3,950
Accrued expenses	19,951	23,920
Deferred revenue, current	30,156	21,465

Total current liabilities	71,147	58,366

Long-term liabilities:
Long-term debt, less current portion	151,112	150,487
Capital lease obligations, less current portion	12,424	12,695
Deferred revenue, less current portion	3,145	2,716
Contingent value rights, less current portion	5,746	5,649
Other liabilities	21,841	24,156

Total long-term liabilities	194,268	195,703

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at September 30, 2010 and December 31, 2009)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 43,869 and 43,859 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	44	44
Capital surplus	259,608	258,789
Accumulated deficit	(136,939)	(119,268)
Other comprehensive income (loss):
Pension and postretirement plans	206	206
Net unrealized gain on securities	1	1

Accumulated other comprehensive income	207	207

Total stockholders’ equity	122,920	139,772

Total liabilities and stockholders’ equity	$388,335	$393,841

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009

Operating activities:

Net loss	$(17,671)	$(16,310)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	28,105	19,610
Goodwill impairment	—	9,105
Non-cash interest expense	1,585	1,711
Gain on derivative instruments	(992)	(921)
Change in fair value of contingent value rights obligation	100	—
Loss on disposal of assets	38	—
Stock-based compensation	778	—
Deferred income taxes	(606)	(5,231)

Changes in operating assets and liabilities:
Accounts receivable, net	(14,946)	(11,090)
Inventory	(3,782)	3,050
Other current assets	863	(435)
Other assets	(12,009)	1,421
Restricted assets	8,573	—
Accounts payable	3,046	(1,328)
Accrued expenses	(2,977)	2,749
Deferred revenue	9,120	(266)
Other long-term liabilities	(1,638)	(374)
Other, net	—	(3)

Net cash (used in) provided by operating activities	(2,413)	1,688

Investing activities:
Cash paid for acquisitions (See Note 5)	(1,106)	—
Expenditures for property, equipment, and pre-publication costs	(8,843)	(2,269)

Net cash used in investing activities	(9,949)	(2,269)

Financing activities:
Repayment of debt	(960)	(5,060)
Principal payments under capital lease obligations	(355)	(202)
Borrowings under revolving credit agreement	19,000	10,000
Payment of revolving credit facility	(12,800)	—
Proceeds from capital contributions	—	2,959
Return of pre-merger member contributions	(30)	—

Net cash provided by financing activities	4,855	7,697

Increase (decrease) in cash and cash equivalents	(7,507)	7,116

Cash and cash equivalents, beginning of period	13,345	2,418

Cash and cash equivalents, end of period	$5,838	$9,534

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
Cambium Learning Group, Inc. Cambium Learning Group, Inc. (the “Company” or “we”) was incorporated under the laws of the State of Delaware in June 2009. On December 8, 2009, the Company completed the mergers of Voyager Learning Company (“VLCY”) and VSS-Cambium Holdings II Corp. (“Cambium”) into two of the Company’s wholly-owned subsidiaries, resulting in VLCY and Cambium becoming its wholly-owned subsidiaries. Following the completion of the mergers, all of the outstanding capital stock of VLCY’s operating subsidiaries, Voyager Expanded Learning, Inc. and LAZEL, Inc., were transferred to Cambium Learning, Inc., Cambium’s operating subsidiary (“Cambium Learning”).
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
As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Due to seasonality, the results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Subsequent actual results may differ from those estimates.
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
Note 2 — Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.8 million at September 30, 2010, compared to $0.3 million at December 31, 2009. The allowance for doubtful accounts is based on a review of the outstanding accounts receivable balances and historical collection experience. The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment could reasonably be expected to cause sales returns to differ from historical experience.

Note 3 — Stock-Based Compensation
The total amount of pre-tax expense for stock-based compensation recognized in the three and nine month periods ended September 30, 2010 was $0.2 million and $0.8 million, respectively. No stock based compensation expense was recorded in the comparable periods in 2009. The stock based compensation expense recorded was allocated as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2010	September 30, 2010
Cost of sales	$14	$44
Research and development expense	30	93
Sales and marketing expense	34	102
General and administrative expense	167	539

Total	$245	$778

On January 27, 2010, the Company granted 1,644,762 options under the Cambium Learning Group, Inc. 2009 Equity Incentive Plan (the “Plan”) with a total grant date fair value, net of forecasted forfeitures, of $1.8 million. Seventy-five percent of these options have a per-share exercise price equal to $4.50 and twenty-five percent of these options have an exercise price equal to $6.50. These options vest equally over a four year service period and the term of the options is ten years from the date of grant. The following assumptions were used in the Black-Scholes option-pricing model to estimate the fair value of these awards:

Quarter Ended
March 31, 2010

Expected stock volatility	35.00%
Risk-free interest rate	2.87%
Expected years until exercise	6.25
Dividend yield	0.00%
On May 25, 2010, the Company granted 110,000 options under the Plan with a total grant date fair value, net of forecasted forfeitures, of $0.2 million. Seventy-five percent of these options have a per-share exercise price equal to $4.81 and twenty-five percent of these options have an exercise price equal to $6.50. These options vest annually over a four-year service period and the term of the options is ten years from the date of grant. The following assumptions were used in the Black-Scholes option-pricing model to estimate the fair value of these awards:

Quarter Ended
June 30, 2010

Expected stock volatility	35.00%
Risk-free interest rate	2.40%
Expected years until exercise	6.25
Dividend yield	0.00%
There was no stock option activity in the third quarter of 2010.
Due to a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company used the simplified method as described in applicable accounting guidance for stock based compensation to estimate the expected years until exercise on new awards.

Restricted common stock awards of 6,000 and 4,000 shares were issued during the first and second quarters of 2010, respectively. The restrictions on the common stock awards will lapse one year from the anniversary of the grant date or upon a change in control of the Company for the 6,000 share grant and equally over a four-year period on the anniversary of the grant date or upon a change in control of the Company for the 4,000 share grant. These awards were valued based on the Company’s closing stock price on the date of grant.
During the quarter ended March 31, 2010, 105,910 conversion stock options, which had been issued in replacement of share-based awards held by employees of VLCY, were cancelled. Additionally, during the nine months ended September 30, 2010, 135,000 of the options granted on January 27, 2010 were forfeited. There was no impact to expense during the period as a result of these forfeitures.
Note 4 — Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, including the potential dilution that could occur if all of the Company’s outstanding stock awards that are in-the-money were exercised, using the treasury stock method. A reconciliation of the weighted-average number of common shares and equivalents outstanding used in the calculation of basic and diluted net income (loss) per common share is shown in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Shares in thousands)	2010	2009	2010	2009

Basic	44,324	20,493	44,322	20,493
Dilutive effect of awards	71	—	—	—

Diluted	44,395	20,493	44,322	20,493

Antidilutive securities:
Options	3,770	—	3,770	—
Warrants	—	—	72	—
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

The acquisition was accounted for as a purchase transaction. The historical financial statements of the Company include the results of VLCY from December 8, 2009, the date of acquisition. The purchase price was allocated among tangible and intangible assets acquired and liabilities assumed based on fair values at the transaction date. The excess of the purchase price over the acquired tangible and intangible assets and liabilities was recorded as goodwill. The Company acquired the stock of VLCY and, therefore, the additional goodwill resulting from this transaction is not expected to be tax deductible. Acquisition costs of zero and $2.1 million for the three month periods ended September 30, 2010 and 2009, respectively, and zero and $8.0 million for the nine month periods ended September 30, 2010 and 2009, respectively, are included in general and administrative expenses in the Condensed Consolidated Statements of Operations.
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
As of September 30, 2010, a fair value of $8.6 million has been recorded as a liability for the remaining CVR payments and $1.1 million has been distributed to the escrow agent for distribution to holders of the CVRs. During the third quarter of 2010, a loss of $0.1 million was recorded in general and administrative expense to reflect an increase in the estimated fair value of the CVR liability. The ultimate value of the CVRs is not known at this time; however, it is not expected to be more than $11 million and could be as low as the $1.1 million already distributed. The determination of fair value of the CVRs involves significant assumptions and estimates regarding the likelihood, amount and timing of cash flows related to the elements of the CVRs. Future changes in the estimate of the fair value of the CVRs will impact results of operations and could be material. As of September 30, 2010, restricted assets in an escrow account for the benefit of the CVRs were $4.0 million.
Additionally, pursuant to the merger, a share-based award held by the Chief Executive Officer of VLCY was required to be converted into rights or options for shares of the Company with the same terms and conditions that were applicable to the rights or options for VLCY shares. Therefore, in accordance with applicable accounting guidance for business combinations, the fair value, prior to conversion, of replacement equity awards issued for pre-combination services at the date of acquisition is included in the calculation of the purchase price.

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

Supplemental Pro Forma Information
The following unaudited supplemental pro forma information presents the results of operations as if the VLCY acquisition had occurred on January 1, 2009:

	Three Months Ended	Nine Months Ended
(in thousands) (unaudited)	September 30, 2009	September 30, 2009
Net sales	$71,294	$145,195
Income (loss) before income taxes	2,817	(52,477)
Net income (loss)	2,817	(52,477)

Net income (loss) per share — basic and diluted	$0.06	$(1.18)
The 2009 supplemental pro forma information has been adjusted to include:
•	the pro forma impact of the amortization of intangible assets and the reduction in deferred revenue and related deferred costs based on the purchase price allocation;

•	the pro forma impact of reduced interest income lost as a result of the $58.0 million of cash used in the purchase price consideration (net of $25.0 million contributed by the sole stockholder of the Company at the time of the merger);

•	the pro forma impact of certain employment agreements and stock option grants entered into on the effective date of the merger;

•	the elimination of merger transaction costs incurred by the Company and VLCY; and

•	the pro forma tax effect of the merger, which was estimated using a combined company effective tax rate of 0%.
Basic and diluted earnings (loss) per share is calculated using share equivalents outstanding at the merger date of 44.3 million. The supplemental pro forma information does not include an adjustment for certain contractual obligations, severance, retention, and other payments that became payable as a result of the merger. The majority of such payments are recorded in the historical financial statements of the Company or VLCY. Approximately $0.1 million of such payments subject to subsequent service requirements will be recorded as expense in the fourth quarter of 2010.
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
Note 6 — Fair Value Measurements
As of September 30, 2010, financial instruments include $5.8 million of cash and cash equivalents, restricted assets of $16.1 million, collateral investments of $2.0 million, the Company’s $11.2 million revolving credit facility, the $96.2 million senior secured credit facility, $56.2 million in senior unsecured notes, $0.2 million of warrants, and $8.6 million in CVRs. As of December 31, 2009, financial instruments included $13.3 million of cash and cash equivalents, restricted assets of $24.7 million, collateral investments of $1.1 million, the $5.0 million revolving credit facility, the $97.2 million senior secured credit facility, $54.6 million in senior unsecured notes, $0.3 million of warrants, $9.6 million in CVRs, and a $1.0 million interest rate swap contract. The fair market values of cash equivalents and restricted assets are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period. The fair value of the revolving credit facility is equal to its carrying value due to the short-term nature of the instrument and the interest rate being variable. The fair market value of the senior credit facility and senior unsecured notes are subject to market conditions; however, limited trading activity restricts the ability to freely trade the debt. The senior credit facility bears interest at a variable rate and management believes that the carrying value of the senior credit facility approximates its fair value.

Under the guidance for fair value measurements, valuation techniques are based on observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:
•	Level 1 — Quoted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant value drivers are observable.

•	Level 3 — Valuations derived from valuation techniques in which significant value drivers are unobservable.
Assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Year-to-Date
(in thousands)	As of September 30,	Assets	Inputs	Inputs	Gains
Description	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)
Restricted Assets:
Money Market	$16,112	$16,112	$—	$—	$—
Collateral Investments:
Money Market	900	900	—	—	—
Certificate of Deposit	1,063	1,063	—	—	—
Warrant	228	—	228	—	52
Interest rate swap	—	—	—	—	992
CVRs	8,593	—	—	8,593	(100)
The warrant was valued using the Black-Scholes pricing model. Due to the low exercise price of the warrants, the model assumptions do not significantly impact the valuation. As of September 30, 2010, a fair value of $8.6 million has been recorded as a liability for the remaining CVR payments and $1.1 million has been distributed to the escrow agent for distribution to holders of the CVRs. The ultimate value of the CVRs is not known at this time; however, it is not expected to be more than $11 million and could be as low as $1.1 million. The determination of fair value of the CVRs involves significant assumptions and estimates regarding the likelihood, amount and timing of cash flows related to the elements of the CVRs. Future changes in the estimate of the fair value of the CVRs will impact results of operations and could be material. As of September 30, 2010, restricted assets in an escrow account for the benefit of the CVRs were $4.0 million.
Assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Year-to-Date
(in thousands)	As of September 30,	Assets	Inputs	Inputs	Gains
Description	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)
Goodwill	$151,915	$—	$—	$151,915	$—

The table below sets forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis as of September 30, 2010:

Fair Value
Measurements Using
Significant
Unobservable
Inputs (Level 3)
(in thousands)	CVRs
Balance at December 31, 2009	$9,599

Payment issued to escrow agent for distribution to holders of CVRs	(1,106)

Losses for the period included in earnings attributable to the change in fair value related to liabilities as of September 30, 2010	100

Balance at September 30, 2010	$8,593

Note 7 — Comprehensive Income (Loss)
The Company recorded other comprehensive income or loss of zero for each of the three and nine month periods ended September 30, 2010 and 2009. Therefore, comprehensive income (loss) is equal to the net income (loss) for these periods.
Note 8 — Other Current Assets
Other current assets at September 30, 2010 and December 31, 2009 consisted of the following:

	As of
	September 30,	December 31,
(in thousands)	2010	2009

Deferred costs	$2,379	$269
Prepaid expenses	1,789	2,019
Income taxes receivable	979	1,322
Settlement receivable	—	2,400

Total	$5,147	$6,010

Note 9 — Accrued Expenses
Accrued expenses at September 30, 2010 and December 31, 2009 consisted of the following:

	As of
	September 30,	December 31,
(in thousands)	2010	2009

Salaries, bonuses and benefits	$9,918	$12,428

Accrued royalties	1,374	1,770
Pension and post-retirement medical benefits	1,227	1,293
Deferred compensation	522	633
Interest rate swap	—	992
Other	6,910	6,804

Total	$19,951	$23,920

Note 10 — Other Liabilities
Other liabilities at September 30, 2010 and December 31, 2009 consisted of the following:

	As of
	September 30,	December 31,
(in thousands)	2010	2009

Pension and post-retirement medical benefits, long-term portion	$10,081	$10,509
Long-term deferred tax liability	7,550	8,156
Long-term income tax payable	1,116	1,255
Long-term deferred compensation	665	1,179
Other	2,429	3,057

Total	$21,841	$24,156

Note 11 — Pension and Other Postretirement Benefit Plans
Components of net periodic benefit costs are:

	U.S. Defined Benefit
	Pension Plan
	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2010	September 30, 2010

Service cost	$—	$—
Interest cost	146	438
Recognized net actuarial loss/(gain)	—	—

Net pension and other postretirement benefit cost	$146	$438

The Company’s pension plan was acquired in the merger with VLCY and therefore the Company had no net periodic benefit costs associated with the three and nine months ended September 30, 2009.

Note 12 — Restructuring
As a result of the merger with VLCY on December 8, 2009, the Company has acted upon plans to reduce its combined work force and has recently closed its Dallas, Texas distribution facility and transferred all inventory to its distribution facility in Frederick, Colorado. The following table summarizes the restructuring plan:

		Total Incurred	Nine Months	Incurred in
	Total Amount	as of	Ended	Year Ended
	Expected to	September 30,	September 30,	December 31,
(in thousands)	be Incurred	2010	2010	2009
One-time termination benefits	$1,069	$1,069	$526	$543

Warehouse move costs	570	570	570	—

	$1,639	$1,639	$1,096	$543

The change in the accruals for restructuring-related costs, which does not impact a segment and so is included in unallocated shared services, for the nine months ended September 30, 2010 are as follows:

	One-Time
	Termination	Warehouse
(in thousands)	Benefits	Move Costs
Balance as of December 31, 2009	$505	$—

Accrual changes	526	570

Payments made	(814)	(570)

Balance as of September 30, 2010	$217	$—

Note 13 — Uncertain Tax Positions
The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, we apply our judgment, taking into account applicable tax laws, our experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in our financial statements. For each position, the difference between the benefit realized on our tax return and the benefit reflected in our financial statements is recorded on our balance sheet as an unrecognized tax benefit (“UTB”). We update our UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities. The balance of UTBs was $10.6 million and $15.4 million at September 30, 2010 and December 31, 2009, respectively. The decrease this quarter was due primarily to the expiration of statutes of limitation.
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

VLCY was formerly known as ProQuest Company. Under sale agreements with Snap-On Incorporated and Cambridge Scientific Abstracts, LP (“CSA”), the Company is liable to indemnify Snap-On Incorporated or CSA for any income taxes assessed against ProQuest Business Solutions (“PQBS”) or ProQuest Information and Learning (“PQIL”) for periods prior to VLCY’s sale of PQBS or PQIL in 2006 and 2007, respectively. The Company has established a contingent liability for those matters where it is not probable that the position will be sustained and a tax receivable for those matters where it is deemed more likely than not that the position will be sustained. The amounts of the liability and receivable are based on management’s best estimate given the Company’s history with similar matters and interpretations of current laws and regulations in accordance with applicable accounting guidance for income tax positions.
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
The Company had a potential indemnification liability related to state income taxes and related interest that had been assessed against PQIL. On August 27, 2010, PQIL received a decision and order of determination from a state taxing authority. According to the determination of the Michigan taxing authority, PQIL was liable to the state of Michigan for unpaid taxes and interest in the amount of approximately $10.4 million. In order to expedite resolution of this matter and access the Michigan Court of Claims, the Company paid this indemnification liability to the state of Michigan on behalf of PQIL on September 7, 2010. The Company has filed an action in the Michigan Court of Claims to pursue a refund of the assessment. Management believes it is more likely than not that the Company’s position will be upheld in the court of claims and a $10.4 million tax receivable for the expected refund is recorded in other assets on the condensed consolidated balance sheet as of September 30, 2010.
This indemnification liability was identified as an agreed contingency for purposes of the CVRs issued as part of the VLCY merger consideration. In accordance with the terms of the Agreement and Plan of Mergers, dated June 20, 2009, fifty percent (50%) of any amount that is paid or due and payable with respect to each agreed contingency would offset payments due under the CVRs from an amount held for such payments by Wells Fargo Bank, N.A., as escrow agent, in an escrow account. Upon payment of the approximately $10.4 million, the Company requested a disbursement to the Company from the escrow account in an amount equal to fifty percent (50%) of the payment, or approximately $5.2 million. This cash disbursement was received by the Company during the quarter ended September 30, 2010. On September 20, 2010, the Company amended the Agreement and Plan of Mergers and the escrow agreement that extends the term of the escrow agreement until the later of the full distribution of the escrow funds or the final resolution of the agreed contingency. The final resolution of the tax litigation or potential settlement could result in a refund ranging from zero to approximately $10.4 million. As of September 30, 2010, the fair value of the CVR includes a reduction of approximately $1.0 million related to this state income tax issue. This calculated reduction amount uses management assumptions related to the likelihood of any ultimate cash outflows for this agreed-upon contingency. However, the actual impact on the CVR could be up to one-half of the $10.4 million if PQIL’s position is not ultimately upheld. Additionally, if the PQIL’s position is not ultimately upheld, the Company could incur up to $10.4 million of indemnification expense in future periods on its Statements of Operations, partially offset by any reduction to the CVRs liability.
From time to time, we may enter into firm purchase commitments for printed materials included in our inventory which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. As of September 30, 2010, these open purchase commitments totaled $1.1 million.

The Company has letters of credit outstanding as of September 30, 2010 in the amount of $2.3 million to support workers’ compensation insurance coverage, certain of its credit card programs, a build-to-suit lease for warehouse space in Frederick, Colorado, and performance bonds for certain contracts. The Company maintains a $1.1 million certificate of deposit as collateral for the workers’ compensation insurance and credit card program letters of credit and for the Automated Clearinghouse (ACH) programs. The Company also maintains a $0.9 million money market fund investment as collateral for its travel card program. The certificate of deposit and money market fund investment are recorded in other assets.
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
The Company’s revenues are derived from sales of reading, math and science, and professional development solutions to school districts primarily in the United States. Sales include printed materials and often online access to educational materials for individual students, teachers, and classrooms. Revenue from the sale of printed materials for reading and math products is recognized when the product is shipped to or received by the customer based on shipping terms. Revenue for product support, training and implementation services, and online subscriptions is recognized over the period services are delivered. Revenue for the online content sold separately or included with certain curriculum materials is recognized ratably over the subscription period, typically a school year. Revenue for the Company’s professional development courses, which include an Internet delivery component, is recognized over the contractual delivery period, typically nine to twelve months. ExploreLearning and Learning A-Z derive revenue exclusively from sales of online subscriptions to their reading, math and science teaching websites and related training and professional development. Typically, the subscriptions are for a twelve to twenty four-month period and the revenue is recognized ratably over the period the online access is available to the customer.
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

The Company plans to analyze the selling prices used in its allocation of arrangement consideration at least annually. Selling prices will be analyzed on a more frequent basis if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant variances in its selling prices. The adoption of the new guidance for arrangements with multiple deliverables did not result in the change of any units of accounting or timing of revenue recognition for these units of accounting, and primarily impacted product lines acquired in the VLCY acquisition. All of the Company’s significant deliverables qualify as separate units of accounting. Under the previous guidance, the Company had used the residual method to value the printed material for certain of the product lines acquired in the VLCY acquisition. Under the new guidance, the selling price of the printed materials is established using BESP and the relative fair value method of allocation is used. Because VLCY was only included in the Company’s results for the 23-day period between the December 8, 2009 acquisition date and December 31, 2009, and the Company historically did not have significant sales where it could not establish VSOE on all deliverables, this change in methodology would not have had a material impact on the 2009 financial results. Revenues for the three and nine months ended September 30, 2010 were approximately $0.4 million and $0.7 million, respectively, higher under the new methodology than they would have been under the prior guidance.
The Company’s software products often include maintenance, support or on-line services. Maintenance and support services include telephone support, bug fixes, and, for certain products, rights to upgrades and enhancements on a when-and-if available basis. On-line services include storage, assignment, scoring and reporting. These services are recognized on a straight-line basis over the period they are provided. Revenues under multiple-element software license arrangements, which may include several different software products and services sold together, are allocated to each element based on the residual method in accordance with accounting guidance for software revenue recognition. In certain instances, telephone support and software repairs are provided for free within the first year of licensing the software. The cost of providing this service is insignificant, and is accrued at the time of revenue recognition.
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

The Company and its chief operating decision maker evaluate the performance of its operating segments based on income (loss) from operations before depreciation and amortization, interest income and expense, income taxes, and nonrecurring and extraordinary items. The following table represents the net sales, cost of sales and income (loss) from operations of each segment. The Company does not track assets directly by segment and the chief operating decision maker does not use assets or capital expenditures to measure a segment’s operating performance, therefore this information is not presented.
Prior to the merger transaction completed on December 8, 2009, the Company had two reportable segments: Published Products and Learning Technologies. The historical 2009 segment reporting results have been adjusted for comparative purposes to reflect the current organizational structure. These reclassifications required certain assumptions and estimates.

			Cambium
			Learning
(in thousands)	Voyager	Sopris	Technologies	Other	Consolidated

Quarter ended September 30, 2010
Net sales	$37,376	$9,587	$9,644	$—	$56,607
Cost of sales	13,526	3,171	1,157	167	18,021
Amortization	—	—	—	7,096	7,096

Total cost of sales	13,526	3,171	1,157	7,263	25,117
Other expenses	9,040	2,420	5,138	10,946	27,544

Segment net income (loss)	$14,810	$3,996	$3,349	$(18,209)	$3,946

Quarter ended September 30, 2009
Net sales	$25,596	$8,799	$6,577	$—	$40,972
Cost of sales	7,278	2,874	530	—	10,682
Amortization	—	—	—	4,195	4,195

Total cost of sales	7,278	2,874	530	4,195	14,877
Other expenses	5,035	2,944	2,080	11,598	21,657

Segment net income (loss)	$13,283	$2,981	$3,967	$(15,793)	$4,438

			Cambium
			Learning
(in thousands)	Voyager	Sopris	Technologies	Other	Consolidated

Nine months ended September 30, 2010
Net sales	$85,848	$19,898	$26,984	$—	$132,730
Cost of sales	32,498	6,919	3,775	1,358	44,550
Amortization	—	—	—	21,083	21,083

Total cost of sales	32,498	6,919	3,775	22,441	65,633
Other expenses	27,749	6,329	13,643	37,047	84,768

Segment net income (loss)	$25,601	$6,650	$9,566	$(59,488)	$(17,671)

Nine months ended September 30, 2009
Net sales	$40,774	$21,465	$15,503	$—	$77,742
Cost of sales	12,907	6,388	1,674	—	20,969
Amortization	—	—	—	12,507	12,507

Total cost of sales	12,907	6,388	1,674	12,507	33,476
Other expenses	13,978	7,855	6,188	32,555	60,576

Segment net income (loss)	$13,889	$7,222	$7,641	$(45,062)	$(16,310)

Note 17 — Subsequent Event
In April 2008, the Company discovered certain irregularities relating to the control and use of cash and certain other general ledger items which resulted from a substantial misappropriation of assets over a period of more than three years. These irregularities were perpetrated by a former employee, resulting in embezzlement losses, net of recoveries. On October 26, 2010, the Company received a recovery from the courts in the amount of $0.5 million. The amended senior secured debt agreement calls for any recoveries related to the embezzlement, net of expenses incurred, to be used to pay down the outstanding principle balance of the senior secured debt. Therefore, the Company made prepayments of principle to the holders of the senior secured debt in the amount of $0.5 million on October 27, 2010.
In connection with the completion of the merger on December 8, 2009, the Company issued to VSS-Cambium Holdings III, LLC a warrant to purchase shares of our common stock (the “Holdings Warrant”). This includes the Cambium Specified Asset Recoupment Amount, which is based upon the net amount of recoveries that the Company receives or received on and after June 1, 2009, including periods after the effective time of the mergers, with respect to the embezzlement matter that was discovered in April 2008. Therefore, the Company issued 33,303 additional warrants valued at $0.1 million to VSS-Cambium Holdings III, LLC in connection with this embezzlement recovery.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section should be read in conjunction with the audited Consolidated Financial Statements of Cambium Learning Group, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as the accompanying interim financial statements and the notes thereto for the quarter ended September 30, 2010.
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
The merger transaction was accounted for as an “acquisition” of VLCY by Cambium, as that term is used under U.S. GAAP, for accounting and financial reporting purposes under the applicable accounting guidance for business combinations. In making this determination, management considered that (a) the newly developed entity did not have any significant pre-combination activity and, therefore, did not qualify to be the accounting acquirer, and (b) the former sole stockholder of Cambium is the majority holder of the combined entity, while the prior owners of VLCY became minority holders in the combined entity. As a result, the historical financial statements of Cambium have become the historical financial statements of the Company. The results of VLCY are included in the Company’s operations beginning with the December 8, 2009 merger date. VLCY is included for the last 23 days of 2009; therefore, third quarter 2010 results include the results of VLCY for the entire period, but third quarter 2009 results do not include the results of VLCY for any period of time.

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
Certain year-over-year comparisons are difficult as a result of the merger; therefore, to assist the Company with year-over-year net sales comparisons, we provide adjusted net sales in the section below entitled “Non-GAAP Measures.” The adjusted net sales measure and the internal order volume metric we discuss herein should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP, however, management does believe they are useful tools for purposes of comparing pre-merger and post-merger periods.
Overview
Throughout the first nine months of 2010, we continued to experience adverse conditions in the education funding environment, including the elimination of Reading First funding and the continued depressed circumstance of certain state and local budgets. Numerous states enacted midyear (with their fiscal years running July 1, 2009 to June 30, 2010) budget cuts with spending reductions often impacting education funding. As school districts rely upon state and local budgets, some of our customers have found it difficult to secure alternative funding sources in the midst of these market conditions. Additionally, potential customers are more frequently utilizing a request for proposal process to complete purchases, which elongates the time required to complete a sale.
We have experienced some positive impact, both directly and indirectly, from the American Reinvestment and Recovery Act (ARRA) passed in February 2009. The ARRA provides significant new federal funding for various education initiatives through September 2011. While the education funding is for a broad set of education initiatives, we believe that schools and districts have directed, and may continue to direct, some of the new funding for programs which use our products. In some instances, if ARRA funding is not used directly for programs using our products, we may still be receiving an indirect benefit. When the ARRA funding is used to assist schools to meet their overall financial needs, other funds may be freed up to use for our programs. To date we have had some success in securing orders which are funded by ARRA funds, but not to a level that has been needed to offset net declines. As a result of these various market forces, we have experienced a decline in order volume in the first nine months of 2010 when compared with the first nine months of 2009 (combined VLCY and the Company). Order volume is an internal metric of shipments of our products and orders for online subscriptions and it serves as a leading indicator of sales.

The following trends have had or may have an impact on our sales, profitability and EBITDA:
•	Declines have been realized in our internal order volume metric due to the economic crisis faced by many states and local entities. To some extent we expect the crisis will continue throughout the following quarters and have a continued depressive effect on general spending and therefore make order volume growth challenging.

•	The stimulus funds initially drove several large multi-year deals in 2009 that we have not seen replicated in 2010 to the same extent.

•	The Company has a few transactions remaining in its pipeline that are targeted for closure in 2010. These opportunities are mainly related to customer available ARRA stimulus funding and will play a significant role in determining the Company's end of year Adjusted Sales and Adjusted EBITDA.

•	The acquisition of VLCY in late 2009 added several online subscription-based products to our portfolio, which we expect to grow in the coming years.

•	We have experienced success in 2009 growing our portfolio to address the math needs of the market, including products such as Vmath, Transitional Math and Gizmos (ExploreLearning). While the Gizmos products have continued strong growth in 2010, other math-based products have declined, offsetting the Gizmos growth. We expect that the market for these products will continue to be strong and will return to growth in the future.

•	We believe our product diversification will strengthen our ability to sustain market share in a troubled market and capture market share when the market recovers.

•	We believe our focus on student outcomes through product usage and an overall partnership approach with the customer to implement our solutions, in the manner that the program was designed, results in higher student success rates, and such success, if achieved, will lead to customer retention and growth through reference sales.

•	We believe there is a trend of student accountability resulting in greater funding being directed to at-risk children in the United States with new funding sources, such as Race to the Top, which could provide additional funds for our products.

•	Efforts were taken in 2009 by both VLCY and Cambium to reduce their cost structures, including a reduction in force, to better align our cost structure to current market conditions. We expect to achieve further significant cost savings relative to 2009, partially offset by one-time integration costs.

•	We have identified and acted upon several key areas to invest in 2010. These are improved student data management systems, a separate dedicated sales force and development of an ecommerce engine for Sopris and continued investment in Cambium Learning Technologies, primarily in product development, sales and marketing.

Third Quarter of Fiscal 2010 Compared to the Third Quarter of Fiscal 2009

	Three Months Ended
	September 30, 2010		September 30, 2009		Year Over Year Change
		% of		% of	Favorable/(Unfavorable)
(in thousands)	Amount	Sales	Amount	Sales	$	%
Net sales:
Voyager	$37,376	66.0%	$25,596	62.5%	$11,780	46.0%
Sopris	9,587	16.9%	8,799	21.5%	788	9.0%
Cambium Learning Technologies	9,644	17.0%	6,577	16.1%	3,067	46.6%

Total sales	56,607	100.0%	40,972	100.0%	15,635	38.2%

Cost of sales:
Voyager	13,526	23.9%	7,278	17.8%	(6,248)	(85.8)%
Sopris	3,171	5.6%	2,874	7.0%	(297)	(10.3)%
Cambium Learning Technologies	1,157	2.0%	530	1.3%	(627)	(118.3)%
Shared Services	167	0.3%	—	0.0%	(167)	(100.0)%
Amortization expense	7,096	12.5%	4,195	10.2%	(2,901)	(69.2)%

Total cost of sales	25,117	44.4%	14,877	36.3%	(10,240)	(68.8)%

Research and development expense	2,543	4.5%	1,558	3.8%	(985)	(63.2)%
Sales and marketing expense	11,966	21.1%	5,396	13.2%	(6,570)	(121.8)%
General and administrative expense	5,608	9.9%	5,176	12.6%	(432)	(8.3)%
Shipping costs	1,122	2.0%	724	1.8%	(398)	(55.0)%
Depreciation and amortization expense	2,085	3.7%	2,359	5.8%	274	11.6%
Goodwill impairment	—	0.0%	—	0.0%	—	0.0%
Embezzlement and related expense (recoveries)	21	0.0%	(74)	(0.2)%	(95)	128.4%

Income (loss) before interest, other income (expense) and income taxes	8,145	14.4%	10,956	26.7%	(2,811)	25.7%

Net interest income (expense)	(4,478)	(7.9)%	(4,991)	(12.2)%	513	10.3%
Other income (expense), net	271	0.5%	(154)	(0.4)%	425	276.0%
Income tax (expense) benefit	8	0.0%	(1,373)	(3.4)%	1,381	(100.6)%

Net loss	$3,946	7.0%	$4,438	10.8%	$(492)	11.1%

Net Sales.
Our total net sales increased $15.6 million, or 38.2%, to $56.6 million in the third quarter of 2010 compared to the same period in 2009 due to the VLCY acquisition. VLCY’s historical third quarter 2009 net sales of $32.6 million are not included in the Company’s reported prior year sales.
The combined net sales for historical VLCY and the Company for the third quarter of 2009 would be $73.5 million, resulting in a decrease of $16.9 million, or 23.0%, when compared to the third quarter 2010 net sales of $56.6 million. The decline relative to these combined amounts is partially a result of the Company recording a purchase accounting adjustment to reduce deferred revenue balances to fair value at the time of the VLCY acquisition. These adjustments reduced the amount of deferred revenue recognized in the third quarter of 2010 by approximately $2.4 million. Including the effect of this purchase accounting adjustment with the combined net sales of historical VLCY, the Company had adjusted sales of $59.0 million in 2010 and $73.5 million in 2009 for a decrease of $14.5 million, or 19.7%. This decrease is a result of a decline in order volume partially offset by timing of revenue recognition in the respective periods.
Voyager. The Voyager segment’s net sales increased $11.8 million, or 46.0%, to $37.4 million in the third quarter of 2010 compared to the same period in 2009 due to the VLCY acquisition. VLCY’s historical third quarter 2009 net sales related to the Voyager segment of $26.8 million are not included in the Company’s reported prior year sales. The combined net sales of historical VLCY related to the Voyager segment and the Company for the third quarter of 2009 would be $52.4 million, resulting in a decrease of $15.0 million, or 28.6%, when compared to the third quarter 2010 net sales of $37.4 million. This decrease is primarily a result of a decline in order volume and to a lesser extent a purchase accounting adjustment made to reduce deferred revenue balances to fair value at the time of acquisition, which decreased deferred revenue recognized by the Voyager segment in the third quarter of 2010 by approximately $0.6 million. These decreases were partially offset by the timing of revenue recognition in the respective periods.
Sopris. The Sopris segment’s net sales increased $0.8 million, or 9.0%, to $9.6 million in the third quarter of 2010 compared to the same period in 2009, which is attributable to increased order volume. Professional development services such as LETRS (Language Essentials for Teachers of Reading and Spelling) and newer programs, such as DIBELS Next, have contributed to the increase.
Cambium Learning Technologies. The Cambium Learning Technologies segment’s net sales increased $3.1 million, or 46.6%, to $9.6 million in the third quarter of 2010 compared to the same period in 2009 due to the VLCY acquisition. VLCY’s historical third quarter 2009 net sales related to the Cambium Learning Technologies segment of $5.8 million are not included in the Company’s prior year sales. The combined net sales of historical VLCY related to the Cambium Learning Technologies segment and the Company for the third quarter of 2009 would be $12.4 million, resulting in a decrease of $2.7 million, or 22.1%, when compared to the third quarter 2010 net sales of $9.6 million. This is primarily due to a purchase accounting adjustment that reduced the amount of deferred revenue recognized by the Cambium Learning Technologies segment in the third quarter of 2010 by approximately $1.8 million. Adjusted for both historical VLCY and the purchase accounting adjustment, sales were $11.4 million in 2010 and $12.4 million in 2009 for a decrease of $1.0 million attributable to the timing of revenue recognition in the respective periods. Cambium Learning Technologies has consistently experienced year on year order volume growth that is translating to sales growth, although the impact of 2010 order volume is not fully reflected in net sales as a large portion of these sales are recognized over a subscription period.
Cost of Sales.
Cost of sales includes expenses to print, purchase, handle and warehouse our products, as well as royalty costs, and to provide services and support to customers. Cost of sales, excluding amortization, increased $7.3 million, or 68.7%, to $18.0 million in the third quarter of 2010 compared to the same period in 2009 due to the VLCY acquisition. VLCY’s historical third quarter 2009 cost of sales of $9.9 million are not included in the Company’s prior year results. There is also a purchase accounting adjustment made to reduce deferred cost balances to fair value at the time of acquisition. The purchase accounting adjustments reduced the amount of deferred costs recognized in the third quarter of 2010 by approximately $0.2 million. Including the effect of this purchase accounting adjustment and the combined cost of sales of historical VLCY, the Company had cost of sales of $18.2 million in 2010 and $20.6 million in 2009, resulting in a decrease of $2.4 million, or 11.7%. This decrease is primarily due to decreased sales offset by the reallocation of certain resources in the departmental restructuring to cost of sales from general and administrative expense.

Voyager. Cost of sales for the Voyager segment increased $6.2 million, or 85.8%, to $13.5 million in the third quarter of 2010 compared to the same period in 2009 due to the VLCY acquisition.
Sopris. Cost of sales for the Sopris segment increased by $0.3 million, or 10.3%, to $3.2 million in the third quarter of 2010 compared to the same period in 2009.
Cambium Learning Technologies. Cost of sales for the Cambium Learning Technologies segment increased by $0.6 million, or 118.3%, to $1.2 million in the third quarter of 2010 compared to the same period in 2009 due to the VLCY acquisition.
Shared Services. Cost of sales for Shared Services for the third quarter of 2010 of $0.2 million is related to non-recurring integration costs, which are not allocated to the segments. The integration costs primarily relate to the movement of inventory from VLCY’s recently closed distribution center in Dallas, Texas, to our distribution facility in Frederick, Colorado, travel related to the warehouse integration and severance costs.
Amortization Expense.
Amortization expense included in cost of sales includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the third quarter of 2010 increased $2.9 million, or 69.2%, primarily due to the intangible assets acquired in the VLCY acquisition.
Research and Development Expense.
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the third quarter of 2010 increased $1.0 million, or 63.2%, to $2.5 million compared to the third quarter of 2009 due to the VLCY acquisition. VLCY’s historical third quarter 2009 research and development expense of $1.3 million is not included in the Company’s prior year results. The combined research and development expense for VLCY and the Company for the third quarter of 2009 would be $2.8 million, resulting in a decrease of $0.3 million, or 10.2%, when compared to the third quarter 2010 research and development expense of $2.5 million. This is due to increased capitalization due to the timing of capitalizable versus non-capitalizable activities.
Sales and Marketing Expense.
Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the third quarter of 2010 increased $6.6 million, or 121.8%, from the third quarter of 2009 to $12.0 million due to the VLCY acquisition. VLCY’s historical third quarter 2009 sales and marketing expense of $8.5 million is not included in the Company’s prior year results. The combined sales and marketing expense for VLCY and the Company for the third quarter of 2009 would be $13.9 million, resulting in a decrease of $2.0 million, or 14.1%, when compared to the third quarter 2010 sales and marketing expense of $12.0 million. The decline is due to synergies resulting from the merger and reduced commission and bonus expense as a result of the decline in sales from prior year.
General and Administrative Expense.
General and administrative expenses increased $0.4 million, or 8.3%, to $5.6 million compared to the third quarter of 2009 due to the VLCY acquisition. VLCY’s historical third quarter 2009 general and administrative expense of $5.9 million is not included in the Company’s prior year results. The combined general and administrative expense for VLCY and the Company for the third quarter of 2009 would be $11.1 million, resulting in a decrease of $5.5 million, or 49.5%, when compared to the third quarter 2010 general and administrative expense of $5.6 million. The decrease is partially attributable to non-recurring transaction costs and higher legacy VLCY costs of $3.0 million incurred in 2009 and the reallocation of certain resources to cost of sales from general and administrative expense as a result of the departmental restructuring. These reductions were partially offset by non-recurring integration costs of $0.8 million incurred in 2010.

Net Interest Income (Expense).

	Three Months Ended		Year Over Year Change
	September 30,	September 30,	Favorable / (Unfavorable)
(in thousands)	2010	2009	$	%

Interest income	$8	$2	$6	300.0%
Interest expense	(4,486)	(4,993)	507	10.2%

Total	$(4,478)	$(4,991)	$513	10.3%

Net interest expense for the third quarter of 2010 decreased $0.5 million to $4.5 million compared to the third quarter of 2009 primarily due to an improved credit rating obtained in the first quarter of 2010. Interest expense is primarily related to our long-term debt and build-to-suit capital lease.
Income Tax Provision.
We recorded an inconsequential income tax benefit during the third quarter of 2010 for year to date state income tax expense in states where the company cannot file on a unitary basis. We did not record a third quarter Federal or unitary State income tax expense against third quarter pre-tax income because the Company has a cumulative loss for the year and does not expect to book a tax benefit for the pre-tax losses during 2010. We recorded an income tax expense of $1.4 million for an effective tax rate of 23.6% during the third quarter of 2009. Prior to the acquisition of VLCY, the Company had deferred tax liabilities in excess of deferred tax assets, which provided an objective source of future taxable income that enabled the Company to realize the tax benefit from pre-tax losses.

Nine months ended September 30, 2010 Compared to nine months ended September 30, 2009

	Nine Months Ended
	September 30, 2010		September 30, 2009		Year Over Year Change
		% of		% of	Favorable/(Unfavorable)
(in thousands)	Amount	Sales	Amount	Sales	$	%
Net sales:
Voyager	$85,848	64.7%	$40,774	52.4%	$45,074	110.5%
Sopris	19,898	15.0%	21,465	27.6%	(1,567)	(7.3)%
Cambium Learning Technologies	26,984	20.3%	15,503	19.9%	11,481	74.1%

Total sales	132,730	100.0%	77,742	100.0%	54,988	70.7%

Cost of sales:
Voyager	32,498	24.5%	12,907	16.6%	(19,591)	(151.8)%
Sopris	6,919	5.2%	6,388	8.2%	(531)	(8.3)%
Cambium Learning Technologies	3,775	2.8%	1,674	2.2%	(2,101)	(125.5)%
Shared Services	1,358	1.0%	—	0.0%	(1,358)	(100.0)%
Amortization expense	21,083	15.9%	12,507	16.1%	(8,576)	(68.6)%

Total cost of sales	65,633	49.4%	33,476	43.1%	(32,157)	(96.1)%

Research and development expense	8,116	6.1%	4,117	5.3%	(3,999)	(97.1)%
Sales and marketing expense	34,199	25.8%	15,883	20.4%	(18,316)	(115.3)%
General and administrative expense	19,151	14.4%	13,399	17.2%	(5,752)	(42.9)%
Shipping costs	2,834	2.1%	1,314	1.7%	(1,520)	(115.7)%
Depreciation and amortization expense	7,022	5.3%	7,103	9.1%	81	1.1%
Goodwill impairment	—	0.0%	9,105	11.7%	9,105	100.0%
Embezzlement and related expense (recoveries)	51	0.0%	(195)	(0.3)%	(246)	(126.2)%

Loss before interest, other income (expense) and income taxes	(4,276)	(3.2)%	(6,460)	(8.3)%	2,184	33.8%

Net interest income (expense)	(13,460)	(10.1)%	(14,534)	(18.7)%	1,074	7.4%
Other income (expense), net	176	0.1%	(359)	(0.5)%	535	149.0%
Income tax (expense) benefit	(111)	(0.1)%	5,043	6.5%	(5,154)	(102.2)%

Net loss	$(17,671)	(13.3)%	$(16,310)	(21.0)%	$(1,361)	(8.3)%

Net Sales.
Our total net sales increased $55.0 million, or 70.7%, to $132.7 million in the first nine months of 2010 compared to the same period in 2009 due to the VLCY acquisition. VLCY’s historical net sales in the first nine months of 2009 of $79.6 million are not included in the Company’s prior year sales.
The combined net sales for historical VLCY and the Company for the first nine months of 2009 would be $157.3 million, resulting in a decrease of $24.6 million, or 15.6%, when compared to the net sales in the first nine months of 2010 of $132.7 million. The decline of these combined amounts is partially a result of the Company recording a purchase accounting adjustment to reduce deferred revenue balances to fair value at the time of the VLCY acquisition. These adjustments reduced the amount of deferred revenue recognized in the first nine months of 2010 by approximately $12.1 million. Including the effect of this purchase accounting adjustment and the combined net sales of historical VLCY, the Company had adjusted sales of $144.8 million in 2010 and $157.3 million in 2009 for a decrease of $12.5 million, or 7.9%. This decrease is a result of a decline in order volume partially offset by timing of revenue recognition in the respective periods.
Voyager. The Voyager segment’s net sales increased $45.1 million, or 110.5%, to $85.8 million in the first nine months of 2010 compared to the same period in 2009 due to the VLCY acquisition. VLCY’s historical net sales in the first nine months of 2009 related to the Voyager segment of $63.3 million are not included in the Company’s prior year sales. There is also a purchase accounting adjustment made to reduce deferred revenue balances to fair value at the time of acquisition. The purchase accounting adjustments reduced the amount of deferred revenue recognized by the Voyager segment in the first nine months of 2010 by approximately $4.6 million. Including the effect of this purchase accounting adjustment with the combined net sales of the historical Voyager segment of VLCY, the Company had adjusted sales of $90.4 million in 2010 and $104.1 million in 2009 for a decrease of $13.7 million, or 13.2%. This decrease is a result of a decline in order volume partially offset by the timing of revenue recognition in the respective periods.
Sopris. The Sopris segment’s net sales decreased $1.6 million, or 7.3%, to $19.9 million in the first nine months of 2010 compared to the same period in 2009. This decline is primarily attributable to the timing of revenue recognition for certain transactions and to lower order volume, in particular, a single transaction that occurred in the first quarter 2009 for $1.7 million related to the use of our assessment product under a licensing agreement. We have renegotiated this agreement and, under the terms of the new agreement, licensing fees for the 2010-2011 school year will occur in the fourth quarter 2010 but are expected to be lower than the 2009 fees.
Cambium Learning Technologies. The Cambium Learning Technologies segment’s net sales increased $11.5 million, or 74.1%, to $27.0 million in the first nine months of 2010 compared to the same period in 2009 due to the VLCY acquisition. VLCY’s historical net sales in the first nine months of 2009 related to the Cambium Learning Technologies segment of $16.3 million are not included in the Company’s prior year sales. Also, purchase accounting adjustments reduced the amount of deferred revenue recognized by the Cambium Learning Technologies segment in the first nine months of 2010 by approximately $7.5 million. Including the effect of this purchase accounting adjustment with the combined net sales of historical VLCY related to the Cambium Learning Technologies segment, the Company had adjusted sales of $34.5 million in the first nine months of 2010 and $31.8 million in the first nine months of 2009 for an increase of $2.7 million, or 8.5%. Cambium Learning Technologies has consistently experienced year on year order volume growth that is translating to sales growth, although the impact of 2010 order volume is not fully reflected in net sales as a large portion of these sales are recognized over a subscription period.
Cost of Sales.
Cost of sales includes expenses to print, purchase, handle and warehouse our products, as well as royalty costs, and to provide services and support to customers. Cost of sales, excluding amortization, increased $23.6 million, or 112.5%, to $44.6 million in the first nine months of 2010 compared to the same period in 2009 due to the VLCY acquisition. VLCY’s historical cost of sales in the first nine months of 2009 of $24.8 million are not included in the Company’s prior year results. There is also a purchase accounting adjustment made to reduce deferred cost balances to fair value at the time of acquisition. The purchase accounting adjustments reduced the amount of deferred costs recognized in the first nine months of 2010 by approximately $1.2 million. Including the effect of this purchase accounting adjustment and the combined cost of sales of historical VLCY, the Company had cost of sales of $45.8 million in 2010 and in 2009. This is primarily due to the reallocation of certain resources in the departmental restructuring to cost of sales from general and administrative expense offset by a decrease in cost of sales due to decreased sales.

Voyager. Cost of sales for the Voyager segment increased $19.6 million, or 151.8%, to $32.5 million in the first nine months of 2010 compared to the same period in 2009 due to the VLCY acquisition.
Sopris. Cost of sales for the Sopris segment increased by $0.5 million, or 8.3%, to $6.9 million in the first nine months of 2010 compared to the same period in 2009.
Cambium Learning Technologies. Cost of sales for the Cambium Learning Technologies segment increased by $2.1 million, or 125.5%, to $3.8 million in the first nine months of 2010 compared to the same period in 2009 due to the VLCY acquisition.
Shared Services. Cost of sales for Shared Services for the first nine months of 2010 of $1.4 million is related to non-recurring integration costs, which are not allocated to the segments. The integration costs primarily relate to the movement of inventory from VLCY’s closed distribution center in Dallas, Texas, to our distribution facility in Frederick, Colorado, travel related to the warehouse integration and severance costs.
Amortization Expense.
Amortization expense included in cost of sales includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the first nine months of 2010 increased $8.6 million, or 68.6%, primarily due to the intangible assets acquired in the VLCY acquisition.
Research and Development.
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the first nine months of 2010 increased $4.0 million, or 97.1%, to $8.1 million compared to the first nine months of 2009 due to the VLCY acquisition. VLCY’s historical research and development expense in the first nine months of 2009 of $3.4 million is not included in the Company’s prior year results. The combined research and development expense for VLCY and the Company for the first nine months of 2009 would be $7.6 million, resulting in an increase of $0.6 million, or 7.5%, when compared to the first nine months of 2010 research and development expense of $8.1 million. This is due to increased investment in new product development, primarily in the Cambium Learning Technologies business unit, and $0.4 million in one-time integration costs.
Sales and Marketing Expense.
Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the first nine months of 2010 increased $18.3 million, or 115.3%, from the first nine months of 2009 to $34.2 million due to the VLCY acquisition. VLCY’s historical sales and marketing expense in the first nine months of 2009 of $22.6 million is not included in the Company’s prior year results. The combined sales and marketing expense for VLCY and the Company for the first nine months of 2009 would be $38.5 million, resulting in a decrease of $4.3 million, or 11.2%, when compared to the sales and marketing expense in the first nine months of 2010 of $34.2 million. The decline is due to synergies resulting from the merger and reduced commission and bonus expense as a result of the decline in sales from prior year, partially offset by increased spending to expand the sales force for the Sopris and CLT segments.

General and Administrative Expense.
General and administrative expenses increased $5.8 million, or 42.9%, to $19.2 million compared to the first nine months of 2009 due to the VLCY acquisition. VLCY’s historical general and administrative expense in the first nine months of 2009 of $18.4 million is not included in the Company’s prior year results. The combined general and administrative expense for VLCY and the Company for the first nine months of 2009 would be $31.8 million, resulting in a decrease of $12.6 million, or 39.7%, when compared to the first nine months of 2010 general and administrative expense of $19.2 million. The reduction is partially attributable to non-recurring transaction costs and increased legacy VLCY costs of $9.3 million incurred in 2009, savings due to synergies resulting from the merger and the reallocation of certain resources to cost of sales from general and administrative expense as a result of the departmental restructuring. These decreases are partially offset by non-recurring integration costs of $3.5 million incurred in 2010.
Net Interest Income (Expense).

	Nine Months Ended		Year Over Year Change
	September 30,	September 30,	Favorable / (Unfavorable)
(in thousands)	2010	2009	$	%

Interest income	$14	$5	$9	180.0%
Interest expense	(13,474)	(14,539)	1,065	7.3%

Total	$(13,460)	$(14,534)	$1,074	7.4%

Net interest expense for the first nine months of 2010 decreased $1.1 million to $13.5 million compared to the first nine months of 2009 primarily due to an improved credit rating obtained in the first quarter of 2010. Interest expense is primarily related to our long-term debt and build-to-suit capital lease.
Income Tax Expense/Benefit.
We recorded an income tax expense of $0.1 million for an effective tax rate of 0.6% during the first nine months of 2010, primarily for subsidiary state income taxes where we are not permitted to file on a unitary basis. We did not record a Federal or state income tax benefit for consolidated losses incurred during the period because realization of the tax benefits from the losses is not assured beyond a reasonable doubt given the Company’s recent history of cumulative losses. Therefore, during the first nine months of 2010, increases in net deferred tax assets were offset by increases in the valuation allowance. We recorded a tax benefit of $5.0 million for an effective tax rate of 23.6% during the first nine months of 2009. Prior to the acquisition of VLCY, the Company had deferred tax liabilities in excess of deferred tax assets, which provided an objective source of future taxable income that enabled the Company to realize the tax benefit from pre-tax losses.
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

Long-term debt
Our long-term debt is held by our subsidiary, Cambium Learning, and, as of September 30, 2010, consists of:
•	$96.2 million of floating rate senior secured notes due April 11, 2013; and

•	$56.2 million of 13.75% senior unsecured notes due April 11, 2014.
Senior Secured Credit Facility. The senior secured notes were issued pursuant to a $158 million credit agreement consisting of a $30 million revolving credit facility and a $128 million term loan facility. The credit agreement requires quarterly principal payments of $320,000 in respect of the term loan facility . Our senior notes are secured by substantially all of Cambium Learning’s personal property. The interest rate on the senior secured notes is based on the one-, three- or six-month LIBOR or Alternative Base Rate (ABR) plus a spread as determined by Cambium Learning’s credit ratings, subject to a floor on each of the two rates. Based on ratings as of September 30, 2010, the spread for LIBOR is 5.0%. The LIBOR rate cannot be less than 3.0%, and the ABR cannot be less than 4.0%. As of September 30, 2010, the interest rate on the senior secured notes was 8.0%. As of September 30, 2010, we had $96.2 million of principal outstanding under the term loan facility and borrowings of $11.2 million under the revolving credit facility and, subject to borrowing base capacity limitations for outstanding letters of credit, we had $17.3 million available to borrow under the revolving credit facility.
Senior Unsecured Notes. The senior unsecured notes require cash interest payments equal to 10% on a quarterly basis. Any additional interest beyond the 10% rate is added to the principal of the notes (paid in kind) and is not payable until April 11, 2014. As of September 30, 2010, the interest rate on these notes was 13.75% per annum. Assuming the all-in interest rate on the senior unsecured notes were to remain at 13.75% until April 11, 2014, the value of these notes, including accrued interest, will be $64.2 million.
Covenants. The senior secured credit facility includes a total leverage ratio financial covenant. The ratio is calculated quarterly using adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation, and amortization, and other adjustments allowed under the terms of the agreement, on a rolling 12-month basis. The facility also contains customary covenants, including limitations on Cambium Learning’s ability to incur debt, and events of default as defined by the agreement. The senior secured credit facility limits Cambium Learning’s ability to pay dividends, to make advances and to otherwise engage in inter-company transactions. Effective as of the quarter ended September 30, 2010, the senior secured credit facility requires Cambium Learning’s total leverage ratio to be no greater than 5.5:1.
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
We are still completing our debt compliance reporting for the September 30, 2010 fiscal period, but, based on the calculation of adjusted EBITDA per the credit agreement, we expect to report a total leverage ratio for the rolling twelve months ended September 30, 2010 of approximately 3.4:1, which is in compliance with the debt covenant requirement that the total leverage ratio be no greater than 5.5:1. Further, we are in compliance with the requirement that adjusted EBITDA per the senior unsecured credit agreement be in excess of $25.0 million.
See “Non-GAAP Measures” below for a reconciliation among net loss, EBITDA and adjusted EBITDA for purposes of measuring operating performance for the three months and nine months ended September 30, 2010 and 2009. The calculation of adjusted EBITDA used for purposes of the credit agreements is on a rolling 12-month basis and includes certain additional adjustments to EBITDA recognized by Cambium Learning’s lenders.

Cash flows
During the nine months ended September 30, 2010, cash used in operating activities was $2.4 million, which includes net cash payments of $5.2 million related to a state income tax assessment. Cash used in investing activities include cash paid to holders of the Contingent Value Rights (“CVR”) of $1.1 million, and cash used for property, equipment and pre-publication costs of $8.8 million. These outflows were partially offset by cash inflows from financing activities of $4.9 million which were primarily due to net draws of $6.2 million made against our revolving credit agreement offset by debt and capital lease payments of $1.3 million.
Cash from operations is seasonal, with more cash generated in the second half of the year than in the first half of the year. Cash is historically generated during the second half of the year because the peak buying cycle of school districts generally occurs in June for a school’s fiscal year end through October as schools purchase materials for the school year.
Contingencies
The Company had a potential indemnification liability related to state income taxes and related interest that had been assessed against PQIL. On August 27, 2010, PQIL received a decision and order of determination from a state taxing authority. According to the determination of the Michigan taxing authority, PQIL was liable to the state of Michigan for unpaid taxes and interest in the amount of approximately $10.4 million. In order to expedite resolution of this matter and access the Michigan Court of Claims, the Company paid this indemnification liability to the state of Michigan on behalf of PQIL on September 7, 2010. The Company has filed an action in the Michigan Court of Claims to pursue a refund of the assessment. Management believes it is more likely than not that the Company’s position will be upheld in the court of claims and a $10.4 million tax receivable for the expected refund is recorded in other assets on the condensed consolidated balance sheet as of September 30, 2010.
This indemnification liability was identified as an agreed contingency for purposes of the CVRs issued as part of the VLCY merger consideration. In accordance with the terms of the Agreement and Plan of Mergers, dated June 20, 2009, fifty percent (50%) of any amount that is paid or due and payable with respect to each agreed contingency would offset payments due under the CVRs from an amount held for such payments by Wells Fargo Bank, N.A., as escrow agent, in an escrow account. Upon payment of the approximately $10.4 million, the Company requested a disbursement to the Company from the escrow account in an amount equal to fifty percent (50%) of the payment, or approximately $5.2 million. This cash disbursement was received by the Company during the quarter ended September 30, 2010. On September 20, 2010, the Company amended the Agreement and Plan of Mergers and the escrow agreement that extends the term of the escrow agreement until the later of the full distribution of the escrow funds or the final resolution of the agreed contingency. The final resolution of the tax litigation or potential settlement could result in a refund ranging from zero to approximately $10.4 million. As of September 30, 2010, the fair value of the CVR includes a reduction of approximately $1.0 million related to this state income tax issue. This calculated reduction amount uses management assumptions related to the likelihood of any ultimate cash outflows for this agreed-upon contingency. However, the actual impact on the CVR could be up to one-half of the $10.4 million if PQIL’s position is not ultimately upheld. Additionally, if the PQIL’s position is not ultimately upheld, the Company could incur up to $10.4 million of indemnification expense in future periods on its Statements of Operations, partially offset by any reduction to the CVRs liability.
Non-GAAP Measures
Our 2009 historical financial statements include VLCY results only for the 23-day period subsequent to the December 8, 2009 acquisition date. Therefore, the 2010 results reported on a GAAP basis include the results of VLCY for both the three and nine month periods, but the 2009 results reported do not include the results of VLCY for any portion of those periods.
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
Below are reconciliations between net income (loss) and Adjusted EBITDA for the three and nine month periods ended September 30, 2010 and 2009:
Cambium Learning Group, Inc.
Reconciliation of Adjusted Sales and Adjusted EBITDA
Three Months Ended September 30, 2010
(In thousands)
Unaudited

		Non-recurring or non-operating costs excluded from Adjusted EBITDA:
			Legacy	Stock-based	Embezzlement	Adj Related
		Integration	VLCY	Compensation	and	to Purchase	Adjustments to
	Total	Costs	Corporate	Expense	Related	Accounting	CVR Liability	Adjusted
	GAAP	(a)	(b)	(c)	(d)	(e)	(h)	EBITDA
Voyager	$37,376	$—	$—	$—	$—	$610	$—	$37,986
Sopris	9,587	—	—	—	—	—	—	9,587
Cambium Learning Technologies	9,644	—	—	—	—	1,790	—	11,434

Total net sales	56,607	—	—	—	—	2,400	—	59,007

Cost of sales	18,021	(69)	—	(14)	—	242	—	18,180
Cost of sales — amortization	7,096	—	—	—	—	—	—	7,096

Total cost of sales	25,117	(69)	—	(14)	—	242	—	25,276

Research and development expense	2,543	(62)	—	(30)	—	—	—	2,451
Sales and marketing expenses	11,966	(58)	—	(34)	—	209	—	12,083
General and administrative expense	5,608	(760)	(360)	(167)	—	—	(100)	4,221
Shipping costs	1,122	—	—	—	—	—	—	1,122
Depreciation and amortization	2,085	—	—	—	—	—	—	2,085
Embezzlement and related	21	—	—	—	(21)	—	—	—

Income (loss) from operations	8,145	949	360	245	21	1,949	100	11,769

Net interest income (expense)	(4,478)	—	—	—	—	—	—	(4,478)
Other income (expense)	271	—	—	—	—	—	—	271
Income tax benefit	8	—	—	—	—	—	—	8

Net income (loss)	3,946	949	360	245	21	1,949	100	7,570

Normal non-GAAP EBITDA Adjustments:
Depreciation and amortization	9,181	—	—	—	—	—	—	9,181
Net interest income (expense)	4,478	—	—	—	—	—	—	4,478
Other income	(271)	—	—	—	—	—	—	(271)
Income tax	(8)	—	—	—	—	—	—	(8)

EBITDA	$17,326	$949	$360	$245	$21	$1,949	$100	$20,950

Cambium Learning Group, Inc.
Reconciliation of Adjusted Sales and Adjusted EBITDA
Three Months Ended September 30, 2009
(In thousands)
Unaudited

				Non-recurring or non-operating costs excluded from Adjusted EBITDA:
						Legacy	Stock-based	Embezzlement
			Total	Transaction	Integration	VLCY	Compensation	and	Goodwill
	Total		Combined	Costs	Costs	Corporate	Expense	Related	Impairment	Adjusted
	GAAP	VLCY	Results	(f)	(a)	(b)	(c)	(d)	(g)	EBITDA
Voyager	$25,596	$26,768	$52,364	$—	$—	$—	$—	$—	$—	$52,364
Sopris	8,799	—	8,799	—	—	—	—	—	—	8,799
Cambium Learning Technologies	6,577	5,807	12,384	—	—	—	—	—	—	12,384

Total net sales	40,972	32,575	73,547	—	—	—	—	—	—	73,547

Cost of sales	10,682	9,910	20,592	—	—	—	—	—	—	20,592
Cost of sales — amortization	4,195	4,382	8,577	—	—	—	—	—	—	8,577

Total cost of sales	14,877	14,292	29,169	—	—	—	—	—	—	29,169

Research and development expense	1,558	1,274	2,832	—	—	—	—	—	—	2,832
Sales and marketing expenses	5,396	8,541	13,937	—	—	—	—	—	—	13,937
General and administrative expense	5,176	5,939	11,115	(2,096)	(511)	(1,237)	(85)	—	—	7,186
Shipping costs	724	784	1,508	—	—	—	—	—	—	1,508
Depreciation and amortization	2,359	540	2,899	—	—	—	—	—	—	2,899
Embezzlement and related	(74)	—	(74)	—	—	—	—	74	—	0
Goodwill impairment	—	5,191	5,191	—	—	—	—	—	(5,191)	(0)

Income (loss) from operations	10,956	(3,986)	6,970	2,096	511	1,237	85	(74)	5,191	16,016

Net interest income (expense)	(4,991)	(126)	(5,117)	—	—	—	—	—	—	(5,117)
Other income (expense)	(154)	(230)	(384)	—	—	—	—	—	—	(384)
Income tax benefit	(1,373)	(366)	(1,739)	—	—	—	—	—	—	(1,739)

Net income (loss)	4,438	(4,708)	(270)	2,096	511	1,237	85	(74)	5,191	8,776

Normal non-GAAP EBITDA Adjustments:
Depreciation and amortization	6,554	4,922	11,476	—	—	—	—	—	—	11,476
Net interest income (expense)	4,991	126	5,117	—	—	—	—	—	—	5,117
Other income	154	230	384	—	—	—	—	—	—	384
Income tax	1,373	366	1,739	—	—	—	—	—	—	1,739

EBITDA	$17,510	$936	$18,446	$2,096	$511	$1,237	$85	$(74)	$5,191	$27,492

Cambium Learning Group, Inc.
Reconciliation of Adjusted Sales and Adjusted EBITDA
Nine Months Ended September 30, 2010
(In thousands)
Unaudited

		Non-recurring or non-operating costs excluded from Adjusted EBITDA:
			Legacy	Stock-based	Embezzlement	Adj Related
		Integration	VLCY	Compensation	and	to Purchase	Adjustments to
	Total	Costs	Corporate	Expense	Related	Accounting	CVR Liability	Adjusted
	GAAP	(a)	(b)	(c)	(d)	(e)	(h)	EBITDA
Voyager	$85,848	$—	$—	$—	$—	$4,589	$—	$90,437
Sopris	19,898	—	—	—	—	—	—	19,898
Cambium Learning Technologies	26,984	—	—	—	—	7,523	—	34,507

Total net sales	132,730	—	—	—	—	12,112	—	144,842

Cost of sales	44,550	(1,041)	—	(44)	—	1,168	—	44,633
Cost of sales — amortization	21,083	—	—	—	—	—	—	21,083

Total cost of sales	65,633	(1,041)	—	(44)	—	1,168	—	65,716

Research and development expense	8,116	(375)	—	(93)	—	—	—	7,648
Sales and marketing expenses	34,199	(302)	—	(102)	—	926	—	34,721
General and administrative expense	19,151	(3,484)	(835)	(539)	—	—	(100)	14,193
Shipping costs	2,834	(304)	—	—	—	—	—	2,530
Depreciation and amortization	7,022	—	—	—	—	—	—	7,022
Embezzlement and related	51	—	—	—	(51)	—	—	—

Income (loss) from operations	(4,276)	5,506	835	778	51	10,018	100	13,012

Net interest income (expense)	(13,460)	—	—	—	—	—	—	(13,460)
Other income (expense)	176	—	—	—	—	—	—	176
Income tax expense	(111)	—	—	—	—	—	—	(111)

Net income (loss)	(17,671)	5,506	835	778	51	10,018	100	(383)

Normal non-GAAP EBITDA Adjustments:
Depreciation and amortization	28,105	—	—	—	—	—	—	28,105
Net interest income (expense)	13,460	—	—	—	—	—	—	13,460
Other income (expense)	(176)	—	—	—	—	—	—	(176)
Income tax	111	—	—	—	—	—	—	111

EBITDA	$23,829	$5,506	$835	$778	$51	$10,018	$100	$41,117

Cambium Learning Group, Inc.
Reconciliation of Adjusted Sales and Adjusted EBITDA
Nine Months Ended September 30, 2009
(In thousands)
Unaudited

				Non-recurring or non-operating costs excluded from Adjusted EBITDA:
						Legacy	Stock-based	Embezzlement
			Total	Transaction	Integration	VLCY	Compensation	and	Goodwill
	Total		Combined	Costs	Costs	Corporate	Expense	Related	Impairment	Adjusted
	GAAP	VLCY	Results	(f)	(a)	(b)	(c)	(d)	(g)	EBITDA
Voyager	$40,774	$63,299	$104,073	$—	$—	$—	$—	$—	$—	$104,073
Sopris	21,465	—	21,465	—	—	—	—	—	—	21,465
Cambium Learning Technologies	15,503	16,285	31,788	—	—	—	—	—	—	31,788

Total net sales	77,742	79,584	157,326	—	—	—	—	—	—	157,326

Cost of sales	20,969	24,831	45,800	—	—	—	—	—	—	45,800
Cost of sales — amortization	12,507	12,920	25,427	—	—	—	—	—	—	25,427

Total cost of sales	33,476	37,751	71,227	—	—	—	—	—	—	71,227

Research and development expense	4,117	3,436	7,553	—	—	—	—	—	—	7,553
Sales and marketing expenses	15,883	22,615	38,498	—	—	—	—	—	—	38,498
General and administrative expense	13,399	18,379	31,778	(8,012)	(673)	(2,142)	(219)	—	—	20,732
Shipping costs	1,314	1,467	2,781	—	—	—	—	—	—	2,781
Depreciation and amortization	7,103	1,685	8,788	—	—	—	—	—	—	8,788
Embezzlement and related	(195)	—	(195)	—	—	—	—	195	—	—
Goodwill impairment	9,105	27,175	36,280	—	—	—	—	—	(36,280)	—

Income (loss) from operations	(6,460)	(32,924)	(39,384)	8,012	673	2,142	219	(195)	36,280	7,747

Net interest income (expense)	(14,534)	(541)	(15,075)	—	—	—	—	—	—	(15,075)
Other income (expense)	(359)	954	595	—	—	—	—	—	—	595
Income tax benefit	5,043	81	5,124	—	—	—	—	—	—	5,124

Net income (loss)	(16,310)	(32,430)	(48,740)	8,012	673	2,142	219	(195)	36,280	(1,609)

Normal non-GAAP EBITDA Adjustments:
Depreciation and amortization	19,610	14,605	34,215	—	—	—	—	—	—	34,215
Net interest income (expense)	14,534	541	15,075	—	—	—	—	—	—	15,075
Other income	359	(954)	(595)	—	—	—	—	—	—	(595)
Income tax	(5,043)	(81)	(5,124)	—	—	—	—	—	—	(5,124)

EBITDA	$13,150	$(18,319)	$(5,169)	$8,012	$673	2,142	$$219	$(195)	$36,280	$41,962

(a)	Adjustment is to eliminate costs directly associated with the integration of the Company and VLCY, including severance and other costs incurred to achieve synergies and the cost of retention and change in control agreements directly related to the merger. The cost for retention and change in control agreements included was $0.1 million and $1.6 million for the three and nine months ended September 30, 2010, respectively. Certain capitalized costs have been incurred to achieve synergies related to the merger but are not included in this adjustment as they are not reflected on the income statement balances.

(b)	Legacy VLCY corporate costs represent corporate costs related to legacy VLCY liabilities such as pension and severance costs for former VLCY employees. For 2009, these also include internal costs related to VLCY’s strategic alternative process.

(c)	VLCY’s historical statements of operations include stock-based compensation expense of $0.1 million for the third quarter of 2009 and $0.2 million for the nine months ended September 30, 2009. During 2010, the Company recognized stock compensation expense of $0.2 million in the third quarter and $0.8 million in the nine months ended September 30 related to its outstanding options, restricted stock awards, warrants, and stock appreciation rights (SARs).

(d)	During 2008, the Company discovered certain irregularities relating to the control and use of cash and certain other general ledger items which resulted from a substantial misappropriation of assets over a period of more than three years. These irregularities were perpetrated by a former employee, resulting in embezzlement losses, net of recoveries.

(e)	Under applicable accounting guidance for business combinations, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value. In our Condensed Consolidated Financial Statements for the quarter and nine-month period ended September 30, 2010, net sales have been reduced by $2.4 million and $12.1 million, respectively, due to the write-down of deferred revenue to its estimated fair value as of the merger date. The write-down was determined by estimating the cost to fulfill the related future customer obligations plus a normal profit margin. Partially offsetting this impact, cost of sales and marketing expenses were reduced for other purchase accounting adjustments, primarily a write-down of deferred costs to zero at the acquisition date. During the quarter and nine month period ended September 30, 2010, cost of sales were reduced by $0.2 million and $1.2 million, respectively, and sales and marketing expenses were reduced by $0.2 million and $0.9 million, respectively. The adjustment of deferred revenue and deferred costs to fair value is required only at the purchase accounting date; therefore, its impact on net sales, cost of sales, and sales and marketing expense is non-recurring.

(f)	Adjustment is to eliminate external incremental costs incurred by the Company and VLCY that are directly related to the merger transaction.

(g)	In accordance with applicable accounting guidance, goodwill and other indefinite-lived intangible assets are no longer amortized but are instead reviewed for impairment at least annually and if a triggering event is determined to have occurred in an interim period. The Company’s annual impairment testing is performed as of December 1 of each year. In June 2009, we determined that the signing of the merger agreement was a triggering event requiring us to review goodwill for impairment. At the time of this review, the Company had two reporting units: Published Products and Learning Technologies. The first step of impairment testing as of June 30, 2009 showed that the carrying value of the Published Products unit exceeded its fair value and that the second step of testing was required for this unit. The second step requires the allocation of fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. The fair value was determined using an income approach based on forecasted operating results. As a result of the second step of our second quarter 2009 impairment test, the goodwill balance for the reporting unit as of the measurement date was determined to be partially impaired, and an impairment charge of $9.1 million was recorded as of June 30, 2009. As of the second quarter of 2009, the estimated fair market value of the reporting unit was estimated to have fallen below the book value as a result of worsening and prolonged adverse developments in the overall education funding environment, including the reductions in Reading First funding effective 2008 and the reductions in available state and local funds. The remaining $27.2 million impairment charge included in the reconciliation above was recorded in the historical financial statements of VLCY as a result of impairment analyses in the second and third quarters of 2009 triggered by the signing of the merger agreement.

(h)	Adjustment to the CVR liability as a result of the amendments of the merger agreement and the related escrow agreement, as previously disclosed in our Current Report on Form 8-K dated September 20, 2010, and the expiration of the statute of limitations on potential tax liabilities included in the estimate of the fair value of the CVRs.
Our 2009 historical financial statements include VLCY deferred revenue only as of period ends subsequent to the December 8, 2009 acquisition date. Therefore, the 2010 balance sheet reported on a GAAP basis includes the deferred revenue balance of VLCY beginning with the quarter ended December 31, 2009.
Further, the deferred revenue balances as reported on a GAAP basis as of December 31, 2009, March 31, 2010, June 30, 2010, and September 30, 2010 include material purchase accounting adjustments related to the VLCY acquisition. We believe that the combined deferred revenue balances and adjusted deferred revenue balances, which exclude the effect of the purchase accounting adjustment, provide useful information for investors to assess the results of the ongoing business of the combined company.

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
Cambium Learning Group, Inc.
Change in Adjusted Deferred Revenue
(in thousands)
Unaudited

	As of:
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September, 30
	2008	2009	2009	2009	2009	2010	2010	2010
Cambium deferred revenue	$1,910	$1,673	$1,505	$1,643	$24,181	$21,842	$23,643	$33,301
Legacy VLCY deferred revenue	29,507	24,125	21,844	35,517	—	—	—	—

Total combined deferred revenue	31,417	25,798	23,349	37,160	24,181	21,842	23,643	33,301

Purchase accounting fair value adjustment	—	—	—	—	14,374	9,222	4,662	2,262

Adjusted deferred revenue	31,417	25,798	23,349	37,160	38,555	31,064	28,305	35,563

Change in adjusted deferred revenue		$(5,619)	$(2,449)	$13,811	$1,395	$(7,491)	$(2,759)	$7,258
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements as of September 30, 2010 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Interest Rate Risk
We have outstanding as of September 30, 2010 $107.4 million of indebtedness under Cambium Learning’s senior secured credit facility (including $11.2 million in revolving credit outstanding but not including $2.3 million in outstanding letters of credit) and $56.2 million of the senior unsecured notes due on April 11, 2014, which were issued on April 12, 2007. With the expiration of our interest rate swap on June 30, 2010, all of the indebtedness under Cambium Learning’s senior secured credit facility will bear interest at variable rates in future periods. As such, an increase in the variable component used in determining the interest rates on Cambium Learning’s variable rate facilities would result in the interest rates under these facilities being limited by the maximum interest rate applicable to the facilities. Assuming an applicable tax rate of 38.5%, we expect that our annual earnings would decrease by approximately $0.7 million for each one percentage point increase in the rates applicable to Cambium Learning’s variable debt, and by $6.6 million for a ten percent increase in the variable component used in determining the interest rates applicable to Cambium Learning’s variable debt.
Foreign Currency Risk
The Company does not have material exposure to changes in foreign currency rates. As of September 30, 2010, the Company does not have any outstanding foreign currency forwards or option contracts.

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
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information

Item 1.	Legal Proceedings.
The Company had a potential indemnification liability related to state income taxes and related interest that had been assessed against PQIL. On August 27, 2010, PQIL received a decision and order of determination from a state taxing authority. According to the determination of the Michigan taxing authority, PQIL was liable to the state of Michigan for unpaid taxes and interest in the amount of approximately $10.4 million. In order to expedite resolution of this matter and access the Michigan Court of Claims, the Company paid this indemnification liability to the state of Michigan on behalf of PQIL on September 7, 2010. The Company has filed an action in the Michigan Court of Claims to pursue a refund of the assessment. Management believes it is more likely than not that the Company’s position will be upheld in the court of claims and a $10.4 million tax receivable for the expected refund is recorded in other assets on the condensed consolidated balance sheet as of September 30, 2010.

This indemnification liability was identified as an agreed contingency for purposes of the CVRs issued as part of the VLCY merger consideration. In accordance with the terms of the Agreement and Plan of Mergers, dated June 20, 2009, fifty percent (50%) of any amount that is paid or due and payable with respect to each agreed contingency would offset payments due under the CVRs from an amount held for such payments by Wells Fargo Bank, N.A., as escrow agent, in an escrow account. Upon payment of the approximately $10.4 million, the Company requested a disbursement to the Company from the escrow account in an amount equal to fifty percent (50%) of the payment, or approximately $5.2 million. This cash disbursement was received by the Company during the quarter ended September 30, 2010. On September 20, 2010, the Company amended the Agreement and Plan of Mergers and the escrow agreement that extends the term of the escrow agreement until the later of the full distribution of the escrow funds or the final resolution of the agreed contingency. The final resolution of the tax litigation or potential settlement could result in a refund ranging from zero to approximately $10.4 million. As of September 30, 2010, the fair value of the CVR includes a reduction of approximately $1.0 million related to this state income tax issue. This calculated reduction amount uses management assumptions related to the likelihood of any ultimate cash outflows for this agreed-upon contingency. However, the actual impact on the CVR could be up to one-half of the $10.4 million if PQIL’s position is not ultimately upheld. Additionally, if the PQIL’s position is not ultimately upheld, the Company could incur up to $10.4 million of indemnification expense in future periods on its Statements of Operations, partially offset by any reduction to the CVRs liability.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as such factors could materially affect the Company’s business, financial condition, or future results. In the three months ended September 30, 2010, there were no material changes to the risk factors disclosed in the Company’s 2009 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 6.	Exhibits.
The following exhibits are filed as part of this report. The exhibit numbers preceded by an asterisk (*) indicate exhibits previously filed and are hereby incorporated herein by reference.

Exhibit Number	Description
*10.1	Amendment No. 1, dated September 20, 2010, to Agreement and Plan of Mergers, by and among Cambium Learning Group, Inc., Voyager Learning Company, Vowel Acquisition Corp., VSS-Cambium Holdings II Corp., Consonant Acquisition Corp. and Vowel Representative, LLC (incorporated by reference to Exhibit 10.1 of Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 20, 2010 (File No. 001-34575)).

*10.2	Amendment No. 1, dated September 20, 2010, to Escrow Agreement, by and among Wells Fargo Bank, National Association, Cambium Learning Group, Inc., Voyager Learning Company, Vowel Representative, LLC and Richard J. Surratt (incorporated by reference to Exhibit 10.2 of Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 20, 2010 (File No. 001-34575)).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned duly authorized officer of the registrant.

Date: November 5, 2010	CAMBIUM LEARNING GROUP, INC.
/s/ Bradley C. Almond
Bradley C. Almond,
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
*10.1	Amendment No. 1, dated September 20, 2010, to Agreement and Plan of Mergers, by and among Cambium Learning Group, Inc., Voyager Learning Company, Vowel Acquisition Corp., VSS-Cambium Holdings II Corp., Consonant Acquisition Corp. and Vowel Representative, LLC (incorporated by reference to Exhibit 10.1 of Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 20, 2010 (File No. 001-34575)).

*10.2	Amendment No. 1, dated September 20, 2010, to Escrow Agreement, by and among Wells Fargo Bank, National Association, Cambium Learning Group, Inc., Voyager Learning Company, Vowel Representative, LLC and Richard J. Surratt (incorporated by reference to Exhibit 10.2 of Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 20, 2010 (File No. 001-34575)).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.