Form 10-K
period 2010-12-31
CAMBIUM LEARNING GROUP, INC.
filed 2011-03-10
CIK 1466815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34575
Cambium Learning Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0587428
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17855 North Dallas Parkway, Suite 400, Dallas, Texas	75287
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(214) 932-9500
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	The NASDAQ Global Market

(Title of class)	(Name of exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant was $59,910,530 based on the closing sale price of the registrant’s common stock on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Market. As of March 4, 2011, there were 43,868,676 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference:
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2010.

PART I
Cautionary Note Regarding Forward-looking Statements.
This report contains forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties, and which are based on beliefs, expectations, estimates, projections, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers and intents of our management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, objectives of management for future operations, and the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements.
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
Unless otherwise expressly indicated in this Item 1, the discussions set forth herein are as of December 31, 2010. The “Company”, “we”, “us”, or “our” when used in this report refers to Cambium Learning Group, Inc. and its predecessors and consolidated subsidiaries.
Overview
Our mission is to enable educators to unlock every child’s potential through learning, no matter where their journey begins. We are one of the largest providers of proprietary intervention curricula, educational technologies and other research-based education solutions for students in the Pre-K through 12th grade education market in the United States. The intervention market, where we focus, provides supplemental education solutions to at-risk and special education students. We offer a distinctive blended intervention solution that combines different forms of current instruction techniques, including text books, education games, data management and e-learning. We believe that our approach builds a more effective learning environment that combines teacher-led instruction and technology and that this approach sets us apart from our competitors, as we believe it better engages at-risk students, leading to more favorable student results. Our solutions are designed to enable the most challenged learners to achieve their potential by utilizing a range of content that primarily focuses on reading and math.
We take a holistic approach to learning and our intervention solutions address both the behavioral and cognitive needs of the students we serve. We believe our focus on the Pre-K through 12th grade intervention market and our significantly greater scale and scope of operations compared to those other companies primarily focused on the intervention market gives us a competitive edge relative to our peers. Further, our products and services are highly results-oriented and enable school districts and parents across the country to improve student performance and better satisfy rigorous accountability standards.
School districts have become increasingly accountable for student performance. As a result, they have increased both focus and funding to address underperformance. To this end, our research-based intervention programs have demonstrated consistent success with at-risk and special education student populations and have established us as one of the most readily recognized companies exclusively serving this market. We operate in three business segments: Voyager, a comprehensive intervention business; Sopris, a supplemental solutions education business; and Cambium Learning Technologies (“CLT”), a technology-based education product business.

We were incorporated under the laws of the State of Delaware in June 2009. On December 8, 2009, we completed the mergers of Voyager Learning Company (“VLCY”) and VSS-Cambium Holdings II Corp. (“Cambium”) into two of our wholly owned subsidiaries, resulting in VLCY and Cambium becoming our wholly owned subsidiaries. The results of VLCY are included in the Company’s operations beginning with the December 8, 2009 merger date; therefore, the 2009 financial information contained in this report consists of the results of the Company for the full year but only include VLCY for the last 23 days of that year.
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
Cambium Learning, Inc., a subsidiary of Cambium (“Cambium Learning”) was founded in December 2002 to create a leading company focused on the at-risk and special student populations. In 2007, Cambium Learning was acquired by a consortium of equity sponsors led by Veronis Suhler Stevenson (“VSS”). A significant portion of Cambium Learning’s growth has resulted from the acquisition and growth of companies acquired by Cambium Learning and from newly introduced programs developed by authors and researchers. In October 2003, Cambium Learning acquired Metropolitan Teaching & Learning, Inc. Metropolitan Teaching & Learning, Inc. was founded in 1998, and has developed culturally responsive instructional materials and customized programs for use in urban markets, with particular emphasis on mathematics. In February 2004, Cambium Learning acquired Sopris West Educational Services, Inc., a provider of intervention programs in literacy, mathematics, and behavior. In April 2005, Cambium Learning acquired Kurzweil Education Systems, Inc., which develops reading enabling technologies for struggling readers and individuals with visual impairments. In February 2006, Cambium Learning acquired IntelliTools, Inc., a provider of assistive hardware and software technologies for the special education and at-risk market segments in math and literacy.
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
Continued Focus on the Pre-K Through 12th Grade Intervention Market: The intervention market is highly attractive and is characterized by favorable long-term growth trends and historically strong government support. We devote most of our resources to better serve this market and we believe that our concentrated focus positions us to capture a greater market share over time. We are a leading provider that offers comprehensive instructional material, professional development and learning technology solutions specifically designed for the intervention market. We also believe that this focus allows us to deliver better designed products to our customers, ultimately resulting in more favorable student outcomes. We plan to continue to employ a broad-based approach to compete across segments and build scale and market share.
Increased Offering of Technology-Based Learning Solutions: We have a wide range of technology-based learning solutions offered as either standalone tools or as part of our blended model (which integrates these technology-based learning solutions with our print-based products). Our standalone technology-based solutions include online supplemental reading, writing and vocabulary lessons and books as well as interactive simulations in math and science. Such solutions are employed by our customers for at-risk students and are more commonly used by, and are equally as effective for, on-track students to enhance their proficiency levels. Across much of our product offering, we utilize a comprehensive student data reporting system with multiple years of results. We believe this ability to assess, track and report results is crucial to providing educators with the tools required to achieve and provide accountability for student outcomes.
Leverage Nationally Recognized Brands, Sales Force and Scalable Platform: We believe our portfolio of premier brands and research-based products and services has consistently delivered superior learning outcomes for school districts. We plan to leverage our reputation for quality and our experienced sales force to generate new business and capture a greater share of business from existing customers across our national footprint. Further, we plan to utilize our portfolio of technology-driven products and services and an easily replicable implementation model to rapidly meet customer needs.
Invest in Key Growth Initiatives: In 2010, we made specific investments in certain key areas intended to facilitate growth in 2011 and beyond. In the Voyager business unit, we integrated two large sales forces (pre-combination Cambium and VLCY) into one national model and we consolidated the student reporting systems of the two previously separate companies. In the Sopris business unit, we built a nationwide field sales force, made significant investments in marketing and introduced two substantial new products. In the CLT unit, we have increased our investment in sales, marketing and product development to enhance continued growth products. Across all business units, we have substantially upgraded our e-commerce and e-marketing capabilities in order to facilitate greater demand pull for our products. We intend to increase market penetration and market share through these investments, enabling us to recognize greater revenues per student.

Funding Sources and Industry Information
The intervention market is focused on administering supplemental education solutions to at-risk and special education students within the Pre-K through 12th grade student segment. At-risk and special education students are those students that are underperforming when evaluated against their peers and current academic standing, which is defined as the bottom 40% of learners. Students in need of intervention are often found in three distinct groups: English language learners (“ELL”), Special Education (“SPED”) and impoverished students. The ELL group is made up of those students whose first language is not English. SPED students are individuals with special needs, including learning and communication challenges, emotional and behavioral disorders, physical disabilities and developmental disorders. Impoverished students are from families with low socioeconomic status and are at an academic disadvantage due to their families’ financial hardships.
We believe that educating at-risk and special education students requires a different approach than relying on traditional instructional materials, as these intervention programs often require detailed implementation and training. Key federal and state programs, such as the Title 1 portion (“Title 1”) of the reauthorized Elementary Secondary Education Act (“ESEA”), the School Improvement Grants program (“SIG”), the Individuals with Disabilities Education Act (“IDEA”) and the “Race to the Top” Program enacted under the American Recovery and Reinvestment Act of 2009 (“ARRA”) have been key drivers in encouraging school districts to address the needs of this student population.
While school districts use a variety of government funding sources in order to procure our products and services, our industry receives proportionally more federally provided funds than education services and products as a whole, which tend to rely more heavily on state and local funding. Title 1 (and the Title 111 portion of the ESEA) and IDEA have existed for decades and have experienced steady increases since their inception. Further augmenting these traditional funding sources in 2009 and 2010 was the ARRA, which allocated an additional $10 billion for Title I and an additional $11.3 billion for IDEA over the fiscal years ending September 2010 and September 2011. Additional federal funds are also being made available through the ARRA’s “Race to the Top” program, which is expected to provide over $4 billion in additional education funding.
Over the long-term, we expect growth in the overall intervention market will be driven by the following key factors:
•	Large and Growing Addressable Market: Total Pre-K through 12th grade enrollment was 56 million in 2008, with enrollments rising. It is estimated that at least 40% of these students require intervention and represent a large addressable market for us. Demand for intervention is expected to continue to increase since intervention is typically more cost effective than special education programs. We believe that, with more attention in general, increased analysis of U.S. student outcomes versus other countries, focus and likely inclusion of the graduation rate in the ESEA, and movement to national standards, the number of children deemed to need intervention is likely to increase from 40% to over 50%, as indicated by proficiency rates of the National Assessment of Educational Progress.

•	Historically Stable Federal Funding Landscape: The funding environment for Pre-K through 12th grade education has historically been stable across economic cycles. While the recent downturn has pressured state and local budgets, the primary sources of federal funding for education (Title I and IDEA) have been maintained at historically high levels. Traditional federal funding sources for education have been temporarily augmented by ARRA funding from 2009 to 2011, including the “Race to the Top” program.

•	Increasing Emphasis on Accountability and Measurement: The No Child Left Behind Act (“NCLB”) has been a key driver for increased accountability and a measurement of student performance. School districts are required to demonstrate adequate yearly progress (“AYP”) or risk a cut in funding. Intervention products help schools improve performance of the most challenged learners and allow schools to meet stringent AYP criteria. Furthermore, there is greater emphasis on evaluating educators based on the performance of their students. The combination of these factors will continue to drive the demand for intervention and professional development products.

•	Proven Return on Investment of Intervention Products: Numerous studies have demonstrated and quantified the benefits of intervention products for at-risk and special education students. We believe traditional educational materials are inadequate and not designed to meet their learning needs. Also, teachers are becoming better trained at utilizing intervention materials, which we expect will contribute to greater demand for such products.

Product Overview
We operate as three reportable segments, with separate management teams and infrastructures that offer various products and services, as follows:
•	Voyager, our comprehensive intervention solutions;

•	Sopris, our supplemental solutions;

•	Cambium Learning Technologies( or “CLT”), our technology-based solutions
During 2010, net revenues were $117.9 million for Voyager, $24.7 million for Sopris and $38.6 million for CLT. Unallocated shared services such as accounting, legal, human resources and corporate-related items are recorded in a “Shared Services” category. Depreciation and amortization expense, goodwill impairment, interest income and expense, other income and expense, and taxes are also included in this category.
Voyager
Our Voyager unit offers reading, math and professional development programs targeted towards the at-risk and special education student populations. Voyager materials, offered in print form and increasingly in online format, are tailored to meet the needs of these students and differ considerably from traditional instructional materials in design, approach and intensity. Lessons are based on scientific research and are carefully designed to effectively and efficiently address each of the strategies and skills necessary to improve the abilities of struggling students.
Voyager Reading Programs. The reading programs in the Voyager business unit consist of: Voyager Passport®; LANGUAGE!; Passport Reading Journeys®; Read Well; Voyager Universal Literacy System®; Ticket to Read®; TimeWarp® Plus; Voyager Pasaporte®; and We Can!.
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
LANGUAGE!, our principal adolescent literacy offering, is a comprehensive literacy program that targets students in grades 3-12 achieving at or below the 20th percentile. The program consists of a 36-unit curriculum organized into six levels that cover phonemic awareness and phonics, word recognition and spelling, vocabulary and morphology, grammar and usage, listening and reading comprehension, and speaking and writing. LANGUAGE! is designed for special education students, as well as students learning to speak English. The curriculum is a mastery-based curriculum. Students exit as soon as they achieve grade-level proficiency, which will vary depending on the specific needs of the student and where the student enters the program.
Passport Reading Journeys is a targeted intervention program designed to accelerate reading for struggling readers in middle school and high school, grades 6-9. The lesson format integrates reading, comprehension, vocabulary, fluency and writing. Age-appropriate content, real-life journeys on DVDs, online interactive lessons, and captivating text are designed to hold student interest and motivate students to read for both information and enjoyment. The program targets the affective domain as much as the cognitive domain, as many struggling readers have lost confidence, are not engaged, and are close to dropping out. The program meets all of the instructional recommendations of the Reading Next Report, which is an industry research report outlining the key elements of effective literacy intervention for middle and high school students, and provides teachers with the tools necessary to help students become successful readers.
ReadWell is an alternative comprehensive core reading program that targets at-risk students in grades K-2. The program is a research-based and data-driven reading curriculum that addresses all five components of effective reading instruction — phonemic awareness, phonics, vocabulary, comprehension and fluency — as outlined by the National Reading Panel in 2000.
The Voyager Universal Literacy System is an alternative comprehensive core reading curriculum for grades K-3 that explicitly and systematically teaches the five essential components of reading instruction listed above.
Ticket to Read (www.tickettoread.com) is an interactive web-based program offered with Voyager’s Passport, ReadWell and Universal Literacy System programs. Ticket to Read is designed to improve reading by allowing students to practice various aspects of reading skills. Instruction is leveled, self-paced and teacher-monitored. Students are motivated by a leader-board, a virtual clubhouse that includes earning online tickets and other rewards, games, and engaging self-selected passages on a variety of topics as they build vocabulary, fluency, phonics and reading comprehension skills. Approximately one-quarter of the use takes place after school hours, including weekends, further enabling students to reinforce what they have learned in the classroom and enabling parents and/or guardians to become more involved in their children’s education.
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

Voyager Pasaporte provides students in grades K-3 with targeted reading intervention in Spanish, using a similar scientifically-based reading research and framework as Voyager Passport. The lessons typically run daily for 30 to 40 minutes in duration. They are based on scientific research regarding effective reading instruction and are carefully designed to effectively and efficiently address each of the strategies and skills necessary to improve the reading ability of struggling Spanish-speaking children who cannot read effectively in any language. Built-in assessment and progress monitoring tools provide teachers with vital information about student learning so they can adjust instruction as needed.
We Can! is a multilingual early childhood program which is designed to develop both social and academic skills. The program offers flexible lesson plans for customized instruction, a classroom management system and learning center choices. We Can! also fits within a variety of Pre-K settings.
Voyager Math Programs. The math programs in the Voyager business unit consist of: Vmath®, Vmath Summer Adventure, TransMath, Inside Algebra and Voyages.
Vmath is a targeted, systematic intervention system that is aligned with the tenets of the National Council of Teachers of Mathematics and is designed to complement and enhance all major math programs by building upon and reinforcing the concepts, skills, and strategies of a core math program. Through 30 to 40 minutes of daily instruction, Vmath helps struggling students build a foundation in math and learn the skills and concepts crucial to achieving grade-level success. VmathLive is a standalone or complementary online math capability, targeting additional student practice for grades 2-8.
Vmath Summer Adventure targets math students who may need summer intervention to prevent summer learning loss in math as well as in reading. Vmath Summer Adventure combines explicit instruction in essential math concepts and skills and real-life adventures to stimulate student interest and understanding over a shortened summer school program for grades K-8.
TransMath targets students in the 25th percentile and below in grades 5-9. TransMath provides students with in-depth, sequential skill building of foundational math concepts through reform-based and procedural instruction. Multisensory strategies are designed to promote problem-solving proficiency, vocabulary development and mathematical discourse. VmathLive is offered with TransMath.
Inside Algebra targets students at risk of failure in algebra and teaches them a variety of core objectives through activities intended to make learning fun. Students may participate in Inside Algebra in small groups, as a supplement to basal curricula, or as a standalone algebra intervention program.
Voyages targets grades K-5 and is a core mathematics program designed by teachers, for teachers. Educators may utilize Voyages as a core program, as an intervention program or as part of a “gifted and talented” program.
Voyager Professional Development Programs. Professional development services provide customized, sustainable, product independent solutions for teachers and leadership to help our customers enhance their existing investments in curricula, textbooks, and learning resources. Specific topics include Reading, Math, Behavior, Response to Intervention, Instructional Audits, Coaching and Leadership, and support all tiers of student instruction. These services are provided via three delivery systems: consulting services and custom professional development, custom conferences and institutes, and distance learning.
Sopris
Our Sopris unit focuses on providing a diverse, yet comprehensive collection of printed and electronic supplemental education materials to complement core programs and to provide intense remediation aimed at specific skill deficits. When compared to products offered by our other business units, Sopris products tend to be more narrowly-tailored and target a smaller, more specific audience. Sopris’ primary products are Step Up to Writing; REWARDS; Dynamic Indicators of Basic Early Literacy Skills (DIBELS/IDEL); Language Essentials for Teachers of Reading and Spelling (LETRS); The Six Minute Solution; Algebra Ready; and RAVE-O. Through these offerings, we commercialize research of some of the most highly regarded authors in the field, including Drs. Louisa Moats, Anita Archer and Roland Good.
Step Up to Writing is a strategies-based program that spans grades K-12 and addresses students who score at or below the basic skill level in writing. Authored by Dr. Maureen Aumon, the program teaches students to write both narrative and expository pieces, actively engage with reading materials and develop study skills. Step Up to Writing is designed to fit alongside a school district’s existing reading program and to be integrated into any standard curriculum or instructional system.
REWARDS is a research-based, reading intervention program designed for general and special education, remedial reading, summer school and after-school programs. Authored by Dr. Anita Archer, the program focuses on de-coding, fluency, vocabulary, comprehension, test-taking abilities and content-area reading and writing.

DIBELS/IDEL is a literary screening and progress monitoring tool. Authored by Drs. Roland Good and Ruth Kaminski, students from grades K-3 take benchmark assessments three times a year in order to measure the critical areas of early reading: awareness, phonics, fluency, comprehension and vocabulary. Students in grades 4-6 are assessed in the areas of fluency and comprehension. For those with reading difficulties, progress monitoring assessments are given to determine the effectiveness of the interventions being used. IDEL offers DIBELS materials for Spanish-speaking students.
LETRS is a stand-alone professional development program for educators. Authored by Dr. Louisa Moats, the training program is delivered through a combination of print materials, online courses, software and face-to-face training. LETRS Institutes are grouped into a series of three-day sessions presented by certified national LETRS trainers and engage educators through group activities and hands-on practice.
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
RAVE-O (Reading through Automaticity, Vocabulary, Engagement, and Orthography) is an intensive, multisensory, small group reading intervention for primary through intermediate grades. Authored by neuroscientist Dr. Maryanne Wolf, the program applies brain research to reading intervention.
Cambium Learning Technologies
Our CLT unit utilizes technology to deliver subscription-based websites, online libraries, software and equipment designed to help students reach their potential in grades K through 12 and beyond. CLT products are offered under four different industry leading brands: Learning A-Z, ExploreLearning, Kurzweil Educational Systems and IntelliTools.
Learning A-Z. Learning A-Z is a group of related websites known as Reading A-ZTM, Raz-KidsTM, Reading-TutorsTM, Vocabulary A-ZTM and Writing A-ZTM, which provide online supplemental reading, writing and vocabulary lessons, books, and other resources for students and teachers. Science A-ZTM, a Learning A-Z website, is aimed at the supplemental science market.
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
Raz-Kids is a student-centered online collection of interactive leveled books and quizzes designed to guide and motivate emergent and reluctant readers, as well as improve the skills of fluent readers. Students can listen to and read books as well as record their reading and then take an online quiz while receiving immediate feedback. Students earn stars for their reading activity. The stars can then be spent in each student’s personal clubhouse-like environment for purchasing a catalog full of items that include aliens and other fun characters. The program currently consists of over 300 online books along with companion quizzes and worksheets spread over 27 levels of difficulty. A new feature is an online tool that allows teachers to place students at the appropriate reading level while capturing reading rate and fluency. The website also features a classroom management system for teachers to build rosters, assign books and review student reading activity.
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
Science A-Z provides teachers with an online collection of resources to improve student skills in both science and reading. The website offers a collection of downloadable resources organized into thematic units aligned with state standards. The materials are categorized into four scientific domains: life, earth, physical and process science. The thematic units are organized into three grade-level groupings: K-2, 3-4, and 5-6. The themed packs include lessons, books, high-interest information sheets, career sheets, and process activities. Within each grade span, all books and information sheets are written to a high, medium and low level of difficulty. The website includes many other science resources, including science fair resources and a monthly “Science In the News” feature.
ExploreLearning. ExploreLearningTM is a subscription-based online library of interactive simulations in math and science for grades 3-12. ExploreLearning has won National Science Foundation funding, supports the tenets of the National Council of Teachers of Mathematics and has received positive mention in books published by the Association of Supervision and Curriculum Development and the National Science Teachers Association. ExploreLearning is also a perennial award winner recognized by industry peer groups, including the Association of Educational Publishers, Software Industry and Information Association, as well as publications such as District Administration Magazine and Tech and Learning Magazine. ExploreLearning materials are correlated to state standards and over 120 math and science textbooks. Like Learning A-Z, ExploreLearning is an online subscription-based business. REFLEX, ExploreLearning’s newest adaptive software, is a game-based solution for grades 2-6 that teaches math fluency in the four operations. The program will launch in March 2011.
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
Marketing and Distribution
Curriculum Development
We continually seek to take advantage of new product and technology opportunities and view product development to be essential to maintaining and growing our market position. We have developed relationships with many industry-leading authors who are known for their expertise in improving the cognitive and behavioral performance of at-risk and special education students. Many authors are leaders in their respective fields, such as literacy, mathematics, cognitive reasoning, and behavioral sciences. These authors are engaged by us to develop content and then to refine that content once feedback is obtained from our customers. We also employ both in-house and contracted developers of curriculum and on-line content. We generally conduct an extensive refresh of our products every three to five years to incorporate the latest research, bring images current, and update factual content. The web-based products are enhanced continuously. Between the product refreshes, we often develop variations, expansions (i.e., more grade levels) and other basic enhancements of our products. As of December 31, 2010, we had 141 employees in curriculum development. Research and development expense, net of capitalization, was $10.6 million for 2010 and $5.6 million for 2009. In addition, we capitalize certain expenditures related to product development.

Sales and Marketing
Sales Force Organization
We generally organize our marketing and sales force around our Voyager, Sopris and CLT business units. Within CLT, the sales forces are further divided to focus on reading, math/science, or special education areas. We have separate sales forces by unit and sales producers sell all available products in the unit and are general relationship managers. They are supported by product or subject matter experts as well as a corporate marketing team. As of December 31, 2010, our sales force consisted of 90 field and 31 inside sales producers for a total of 121 direct sales producers, excluding sales management and marketing. Where we elect to use both field and inside sales producers in a business unit, we tend to segment the customers primarily based on size of a territory, whereby larger territories are covered by field representatives and smaller territories are covered more effectively by inside sales employees. We also use direct marketing through catalogs and are increasingly making use of e-commerce and the Internet to sell our products. Sales and marketing expense was $46.0 million for 2010 and $23.4 million for 2009.
Competition
The market for our products is highly competitive. We compete with a wide range of companies from large publishers covering a broad array of products to small providers who specialize in very limited areas. We compete with:
•	Traditional text book suppliers, which often offer intervention products as part of their core reading and math programs, including Houghton Mifflin/Harcourt, Pearson, The McGraw-Hill Companies, and Scholastic;

•	Supplemental suppliers, a market segment that is quite fragmented, including the supplementary products divisions of the international textbook publishers named above, and others including Curriculum Associates, Teacher Created Materials, School Specialty, Haights Cross Communications and The Hampton-Brown Company;

•	Technology suppliers, including Scholastic (Read 180, MiniBooks), Adaptive Curriculum, Carnegie Learning, Renaissance Learning, Don Johnston and TextHelp; and

•	Service providers, including Americas Choice (recently purchased by Pearson), and research laboratories such as WestEd.

•	In addition, with greater use of virtual tools, we compete with a number of entities like K12 and Florida Virtual School.
Concentration Risk
We are not overly dependent upon any one customer or a few customers, the loss of which would have a material adverse effect on our business. We have a broad customer base; in the three years ended December 31, 2010 for both VLCY and the Company, no single customer accounted for more than 10% of our total net revenues in any one year. Additionally, our top ten customers accounted for approximately 20% of our net revenues in 2010.
Seasonality
Our quarterly operating results fluctuate due to a number of factors, including the academic school year, school procurement policies, funding cycles, the amount and timing of new products and spending patterns. In addition, customers experience cyclical funding issues that can impact revenue patterns. We generally expect our lowest revenues and earnings to be in the first and fourth fiscal quarters and our highest revenues and earnings to be in the second and third fiscal quarters.
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

Employees
Our future success is substantially dependent on the performance of our management team and our ability to attract and retain qualified technical and managerial personnel. As of December 31, 2010, we had a total of 564 employees. None of our employees are represented by collective bargaining agreements. We regard our relationship with our employees to be good.
Executive Officers
Ronald Klausner. Ronald Klausner, age 57, currently serves as a Class III director and our Chief Executive Officer. Mr. Klausner has served as one of our directors since December 8, 2009. Mr. Klausner served as President of Voyager Expanded Learning from October 2005 until December 8, 2009, when he became our Chief Executive Officer. Prior to that, Mr. Klausner served as President of ProQuest Information and Learning Company (a subsidiary of VLCY until it was sold in 2007) from April 2003 to October 2005. Mr. Klausner came to VLCY from D&B (formerly known as Dun & Bradstreet), a global business information and technology solutions provider, where he worked for 27 years. He most recently served as D&B’s Senior Vice President, U.S. Sales, leading a segment with more than $900 million in revenue. Previously, Mr. Klausner led global data and operations, and customer service, providing business-to-business, credit, marketing and purchasing information in over 200 countries.
David F. Cappellucci. David F. Cappellucci, age 54, currently serves as a Class I director and our President. Mr. Cappellucci has served as one of our directors since December 8, 2009. Mr. Cappellucci served as the Chief Executive Officer of Cambium from April 2007 until December 8, 2009 and has 24 years of experience in the education industry. Before co-founding Cambium in December of 2002, Mr. Cappellucci spent 13 years with Houghton Mifflin Company, where he served in a variety of senior management positions, overseeing strategy, mergers and acquisitions, planning and operations at both the corporate level and within a number of business units, including the K-12 School Publishing Group and the Educational and Business Software Divisions. In 2000, Mr. Cappellucci co-founded Classwell Learning Group, an education company formed within the Houghton Mifflin organization. Through 2002, Mr. Cappellucci served as President and Chief Executive Officer of Classwell Learning Group, which was described as the “best new brand in the education market” by a major industry magazine in 2002. From 1992 to 1997, Mr. Cappellucci served as Senior Vice President of Elementary Education for Simon & Schuster. Prior to that, Mr. Cappellucci was Vice President of Finance, Planning and Operations for Houghton Mifflin’s K-12 school and assessment businesses.
Bradley C. Almond. Bradley C. Almond, age 44, currently serves as our Senior Vice President and Chief Financial Officer. Mr. Almond served as Chief Financial Officer of VLCY since January 2009 and continues to serve as our subsidiary’s Chief Financial Officer. Mr. Almond joined VLCY in November 2006 as Chief Financial Officer of the Voyager Expanded Learning operating unit. Before joining VLCY, Mr. Almond was Chief Financial Officer, Treasurer and Vice President of Administration at Zix Corporation, a publicly traded email encryption and e-prescribing service provider located in Dallas, Texas, since 2003. From 1998 to 2003, Mr. Almond worked at Entrust Inc., where he held a variety of management positions, including president of Entrust Japan, general manager of Entrust Asia and Latin America, vice president of finance and vice president of sales and customer operations. Mr. Almond is a licensed Certified Public Accountant.
John Campbell. John Campbell, age 50, currently serves as Senior Vice President and the President of the CLT business unit. Mr. Campbell served in the positions of Senior Vice President of Strategy & Business Development, Senior Vice President of K-12 and Chief Operating Officer of Voyager Expanded Learning since joining VLCY in January 2004 until December 8, 2009. Before joining VLCY, Mr. Campbell served as Chief Operating Officer and business unit head of a research based reading company (Breakthrough to Literacy) within McGraw-Hill. Prior to joining Breakthrough/McGraw-Hill, he served as Director of Technology for Tribune Education. Additionally, Mr. Campbell has experience as General Manager of a software start-up (Insight) and as Director of Applications and Technical Support for a hardware manufacturer (Commodore International).
George A. Logue. George A. Logue, age 60, currently serves as Executive Vice President and the President of the Supplemental Solutions business unit. Mr. Logue served as the Executive Vice President of Cambium from June 2003 until December 8, 2009 and has 35 years of education industry experience. Before joining Cambium, Mr. Logue spent 18 years in various leadership roles with Houghton Mifflin Company. At Houghton Mifflin, Mr. Logue served as Executive Vice President of the School Division from 1996 to 2003. Prior to serving as Executive Vice President of Houghton Mifflin, Mr. Logue was Vice President for Sales and Marketing from 1994 to 1996.
Carolyn W. Getridge. Carolyn W. Getridge, age 66, currently serves as our Senior Vice President of Human Resources and Urban Development. She joined VLCY in 1997 as a member of the team that launched the company after a distinguished 30-year career in public education. Immediately prior to joining Voyager, Ms. Getridge was Superintendent of the Oakland Unified School District. Ms. Getridge also served as Associate Superintendent of Curriculum and Instruction in Oakland and as Director of Education Programs for the Alameda (CA) County Office of Education.

Todd W. Buchardt. Todd W. Buchardt, age 51, currently serves as our Senior Vice President, General Counsel and Secretary. Mr. Buchardt served VLCY as Senior Vice President since November 2002, Vice President since March 2000, and General Counsel and Secretary since 1998. Before joining VLCY, Mr. Buchardt held various legal positions with First Data Corporation from 1986 to 1998.
Robert H. Pasternack, Ph.D. The Honorable Robert H. Pasternack, Ph.D., age 61, currently serves as our Senior Vice President of Special Education. Dr. Pasternack served VLCY in the same capacity from August 2006. Dr. Pasternack has over 40 years experience in public education. Before joining VLCY, Dr. Pasternack served as Assistant Secretary for the Office of Special Education and Rehabilitative Services (OSERS) at the U.S. Department of Education from 2001 to 2004. In addition, Dr. Pasternack served on the President’s Commission on Excellence in Special Education and the President’s Mental Health Commission and as the Chair of the Federal Interagency Coordinating Committee during his appointment as the Assistant Secretary. Prior to being appointed to this position, Dr. Pasternack was the State Director of Special Education for the State of New Mexico and also served as a Superintendent and first grade teacher. Dr. Pasternack is a nationally certified school psychologist, a certified educational diagnostician, a certified school administrator, and a certified teacher (K-12).
Proprietary Rights
We regard a substantial portion of our technologies and content as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws, and employee or vendor non-disclosure agreements, to protect our rights.
We have developed relationships with authors who are known for their expertise in improving the cognitive and behavioral performance of at-risk and special education students. Many authors are leaders in their respective fields, such as literacy, mathematics, and positive school climate. These authors are engaged by us to develop content and then to refine that content once feedback is obtained from our customers. We act as exclusive agents for and, in most instances, own the intellectual property from these well-known authors, whereby we publish their works under a royalty arrangement. We also derive a substantial amount of our curriculum content through in-house development efforts. To a much lesser degree, we also license from third parties published works, certain technology content or services upon which we rely to deliver certain products and services. Curriculum developed in-house or developed through the use of independent contractors is our proprietary property. Certain curriculum might be augmented or complemented with third party products, which may include printed materials, videos or photographs. This additional third party content may be sourced from various providers who retain the appropriate trademarks and copyrights to the material and agree to our use under a nonexclusive, fee-based arrangement.
We use U.S.-registered trademarks to identify various products which we develop. The trademarks survive as long as they are in use and the registration of these trademarks is renewed.
Website Access to Company Reports
We make available free of charge through our website, www.cambiumlearning.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of our directors, officers and other affiliated persons, and all amendments to those reports as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We also will provide any of the foregoing information without charge upon written request to Cambium Learning Group, Inc., 17855 North Dallas Parkway, Suite 400, Dallas, Texas 75287, Attention: Investor Relations.
We are providing the address to our website solely for the information of our investors. Our website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.
Code of Ethics
We have adopted a Senior Financial Officers Code of Ethics and a Code of Business Conduct to promote such standards as (1) honest and ethical conduct; (2) full, fair, accurate, timely and understandable disclosure in our periodic reports; and (3) compliance with applicable governmental rules and regulations. Amendments to, or waivers from, the code of ethics will be posted on our website. A copy of the code of ethics and the code of business conduct are posted on our website, www.cambiumlearning.com, within the “Investor Relations” section under the heading “Corporate Governance”. The code of ethics is also available in print to anyone who requests it by writing to the Company at the following address: Cambium Learning Group, Inc., 17855 North Dallas Parkway, Suite 400, Dallas, Texas 75287, Attention: Investor Relations.
We have also implemented a whistleblower hotline, as required under the Sarbanes-Oxley Act of 2002, by engaging a third party service that provides anonymous reporting for serious workplace ethical issues via telephone and/or the Internet.

Item 1A.	Risk Factors.
This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2010.
Risks Related to our Business
Changes in funding for public schools could cause the demand for our products to decrease.
We derive a significant portion of our revenues from public schools, which are heavily dependent on federal, state and local government funding. Budget cuts, curtailments, delays, changes in leadership, shifts in priorities or general reductions in funding could reduce or delay our revenues. Funding difficulties experienced by schools, which have been exacerbated by the current economic downturn and state budget deficits (most state budget fiscal years end on June 30), could also cause those institutions to demand price reductions and could slow or reduce purchases of intervention products, which in turn could materially harm our business. Our business may be adversely affected by changes in educational funding at the federal, state or local level, resulting from changes in legislation, changes in state procurement processes, changes in government leadership, emergence of other funding or legislative priorities and changes in the condition of the local, state or U.S. economy. Some of our transaction opportunities have been related to ARRA stimulus funds available to our customers. Funds allocated by the ARRA will be spent by September 2011, this may hinder our ability to consummate certain transactions.
We receive significant revenues from certain states and reductions in public school education spending in those states could cause the demand for our products to decrease.
In 2010, we derived significant revenues from the following three states in the following approximate percentages: California — 14%; Florida — 8%; and Texas — 8%. To some extent, we expect the economic situation faced by these states to continue to have a depressive effect on public school spending. If that is the case, our sales to these states could be materially reduced which could harm our business and financial condition.
Changes in school procurement policies may adversely affect our business.
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
Our failure to maintain or expand our customer base could diminish incremental revenues from certain products.
We sell products that require customers to purchase certain replenishment materials year after year. Sales of these consumable items and replacement materials typically involve considerably less revenue than the initial sale. Furthermore, we provide products and services under arrangements that are terminable at will. Our ability to maintain and grow revenues and profitability will depend significantly upon the ability to maintain and grow our existing customer base and to acquire new customers. If we are not successful in continuing to acquire additional customers or maintaining our existing customers, our earnings may be adversely affected.
Our revenue growth and profitability will depend, in part, on our ability to attract and retain productive resellers.
Historically, we have used resellers as a sales channel for certain products, primarily Kurzweil Educational Systems and Intellitools. Entities that resell our products may discontinue selling the products or choose to substitute a competing product, or they may not dedicate sufficient attention and resources to our products that they are selling. Should any of our current or future resellers perform below our expectations, or should we lose one or more relationships with one of our current resellers, or fail to establish relationships with additional or replacement resellers, our revenues and profitability could be adversely affected.
Our revenues and profitability will depend on our ability to continue to develop new products and services that appeal to customers and end users and respond to changing customer preferences.
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
Our business is likely to be subject to seasonal fluctuations. We generally expect revenue and income from operations to be higher during the second and third calendar quarters. In addition, the quarterly results of operations have fluctuated in the past, and our quarterly results of operations can be expected to continue to fluctuate in the future.
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
We must control our costs and expenses to be profitable and to generate enough cash flow to service our indebtedness. Some of our costs are variable and subject to factors beyond our control; in particular, increases in paper, fuel, and employee compensation expenses could have a significant impact on our business.

Merger and acquisition activity could adversely affect our operations.
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
However, destruction or disruption of data center sites could cause a system-wide failure. Although we maintain property insurance on these premises, claims for any system failure could exceed our coverage. In addition, our products could be affected by failures associated with third party hosting providers or by failures of third party technology used in our products, and we may have no control over remedying these failures.
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
We have a single distribution center and could experience significant disruption of business and ultimately lose customers in the event it was damaged, destroyed or experienced technological failure.
We store and distribute the majority of our printed materials through a single warehouse in Frederick, Colorado. In the event that this distribution facility was damaged, destroyed or experienced technological failure, we would be delayed in responding to customer requests. Customers often purchase materials very close to the school year and such delivery delays could cause our customers to turn to competitors for products they need immediately. While we maintain adequate property insurance, the loss of customers could have a long-term, detrimental impact on our reputation and business.
Failure to efficiently and effectively manage our direct marketing initiatives could negatively affect our business.
The growth of several of our products depends on our ability to efficiently and effectively manage our direct marketing initiatives. We use various direct marketing strategies to market our products, including direct mailings, catalogs, online marketing, search engine optimization and telemarketing. In each case, we rely on a database containing information about our current and prospective customers to develop and implement direct marketing campaigns. We face the risk of unauthorized access to our customer database or the corruption of our database as a result of technology failure or otherwise. Failure to maintain, protect and properly utilize the available information in the database could lead to decreased revenues and could materially and adversely affect our results of operations, financial condition and liquidity.
Both Cambium and VLCY have been subjected to material accounting irregularities in recent years, which could result in enhanced regulatory scrutiny in the future and could undermine the confidence that some investors may have in the integrity of our financial statements.
During 2008, Cambium discovered certain irregularities relating to the control and use of cash and certain other general ledger items which revealed a substantial misappropriation of assets spanning fiscal 2004 through fiscal 2008. These irregularities were perpetrated by a former employee, resulting in embezzlement losses, before the effect of income taxes, amounting to $14.0 million. See Note 3 to the consolidated financial statements. In early 2006, VLCY (then known as ProQuest Company) announced that it had identified potential material irregularities in its accounting that were to be investigated by VLCY’s audit committee, with the assistance of outside experts. In July 2006, VLCY announced that its audit committee had completed its investigation and issued a statement that detailed the key findings, including that the evidence indicated that a single individual was responsible for the misstatements. After completion of that investigation, VLCY restated certain of its previously filed financial statements. The fact that both Cambium and VLCY have experienced material accounting irregularities within the past seven years could result in enhanced regulatory scrutiny and could impair the confidence of investors, financing sources, research analysts and potential acquirers in the integrity of our financial statements.

Risks Related to Debt and Ownership of our Common Stock
We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.
We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain future earnings, if any, for future operation, debt reduction and expansion. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, restrictions imposed by applicable law, business and investment strategy, contractual limitations and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future indebtedness we or our subsidiaries incur, including the 9.75% senior secured notes (described below). As a result, our stockholders may not receive any return on an investment in our common stock unless they sell our common stock for a price greater than that which they paid for it. Moreover, investors may not be able to resell their shares of the Company at or above the price they paid for them.
Our majority stockholder has a contractual right to increase its percentage of ownership in our company which, if exercised, would dilute the ownership percentage of all other stockholders and could reduce the price of our common stock.
Our majority stockholder, VSS-Cambium Holdings III, LLC, the holding company through which VSS owns its interest in the Company, and funds managed or controlled by VSS, have the right to increase their percentage ownership of our company at a discount from market price. Under a stockholders agreement entered into in connection with the mergers, at any time and from time to time at or prior to December 8, 2011, VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS have the right to purchase from us, in cash, at a 10% discount from market price, up to the lesser of 7,500,000 shares of our common stock or shares of our common stock with an aggregate purchase price of $20 million. VSS-Cambium Holdings III, LLC also holds a warrant which was, or will become upon issuance, exercisable for up to 560,137 shares of our common stock at December 31, 2010 and may become exercisable for more shares in the future. If VSS-Cambium Holdings III, LLC decides to exercise its right to purchase shares of our common stock under the stockholders agreement or exercises its warrant, it could result in a reduction to the price of our common stock.
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
The ownership of a large block of stock by a single stockholder may reduce our market liquidity. Should VSS-Cambium Holdings III, LLC determine to sell any of its position in the future, sales of substantial amounts of our common stock on the market, or even the possibility of these sales, may adversely affect the market price of our common stock. These sales, or even the possibility of these sales, also may make it more difficult for us to raise capital through the issuance of equity securities at a time and at a price we deem appropriate.
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
Certain attributes of our stock may make the stock less liquid.
Certain attributes of our stock, including price, low trading volumes, and the existence of a majority stockholder, may make investments in our stock less liquid. These attributes could result in increased volatility in the price of our stock regardless of our performance, and could make it difficult to sell our shares in significant volumes at a favorable price. The liquidity of our stock could be further reduced if we repurchase shares.
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
Under the terms of a stockholders agreement that we entered into on December 8, 2009 in compliance with the mergers, so long as our former sole stockholder and funds controlled by VSS beneficially own in the aggregate at least 25% of the outstanding shares of our common stock, they will have preemptive rights which generally give them the opportunity to purchase an amount of our securities in a new issuance of securities by us that would enable them to maintain their same collective percentage ownership in us following the new issuance. Thus, while other stockholders risk suffering a reduction in percentage ownership in connection with an issuance of securities by us, VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS will have the opportunity to avoid a reduction in percentage ownership. In addition, under the stockholders agreement, until December 8, 2011, VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS will have the right to purchase from us, in cash, at a 10% discount from market price, up to the lesser of 7,500,000 shares of our common stock or shares of our common stock with a discounted purchase price of $20 million. Any purchases of stock at a discount from the market price may dilute the ownership percentage and equity ownership of all other stockholders.
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
We have a significant amount of senior secured debt and will have the obligation to make interest payments and comply with restrictions contained in the credit agreements with our senior secured lenders.
In February 2011, we closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017, as well as a new revolving credit facility. We are subject to risks associated with substantial indebtedness, including the risk that we will not be able to refinance existing indebtedness when it becomes due, the risk that we would not be able to secure alternative financing if we are unable to comply with the debt covenants or if we were to experience an event of default, and the risk that our cash flows from operations are insufficient to make scheduled interest payments. We are required to make interest payments semi-annually in arrears on each February 15 and August 15, commencing on August 15, 2011. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of our debt. However, we may not be able to obtain any such new or additional financing on favorable terms or at all.
The indenture governing the notes and the credit agreement governing our new revolving credit facility contain various covenants that limit our ability to, among other things, incur or guarantee additional indebtedness; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; enter into operating leases; engage in transactions with affiliates; and merge or consolidate with other companies or transfer all or substantially all of our or their assets.
Further, upon the occurrence of specific types of change of control events, we will be required to offer to repurchase outstanding notes at 101% of their principal amount plus accrued and unpaid interest. The source of funds for any such purchase of the notes will be our available cash or cash generated from our and our subsidiaries’ operations or other sources, including borrowings, sales of assets or sales or equity. Our failure to repurchase the notes upon a change of control would cause a default under the indenture governing the notes and a cross default under our new revolving credit facility.
Borrowing capacity under Cambium Learning, Inc.’s revolving credit facility may affect our ability to finance our operations.
In February 2011, our wholly owned subsidiary, Cambium Learning, Inc. entered into a new asset-backed revolving credit facility, consisting of a four-year $40.0 million revolving credit facility, which includes a $5.0 million subfacility for swing line loans and a $5.0 million subfacility for letters of credit. Our ability to borrow funds under this facility is limited by a borrowing base determined relative to the value, calculated periodically, of eligible accounts receivable and eligible inventory. Our ability to borrow funds under the revolving credit facility is also conditioned upon our compliance with a financial covenant that generally requires us to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. Our business is seasonal and any inability to borrow funds under the revolving credit facility could affect our ability to finance our operations.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our principal corporate office is located in Dallas, Texas. We lease office and warehouse facilities in Dallas, Texas; Charlottesville, Virginia; Tucson, Arizona; Frederick, Colorado; Natick, Massachusetts and Ann Arbor, Michigan. The Frederick, Colorado warehouse is under a build-to-suit lease and so is included in our land and building but is not considered owned for purposes of the table below.
The following table provides summary information in square feet with respect to these facilities as of December 31, 2010.

Total
(sq ft)
Owned	—
Leased	327,543

Total	327,543

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

	2010		2009
Fiscal Quarter	High	Low	High	Low

First	$4.20	$3.41	N/A	N/A
Second	5.59	3.42	N/A	N/A
Third	3.76	2.77	N/A	N/A
Fourth (Since Dec 9, 2009)	3.55	2.67	$14.80	$3.62
Record Holders: As of March 4, 2011, there were 124 holders of record of our common stock.
Purchases Of Equity Securities: We made no repurchases of our equity securities in the fiscal year ended December 31, 2010.
Dividends: We have not declared or paid any cash dividends to our stockholders. Any future determination to pay dividends, if any, will be at the discretion of our board of directors. We do not presently expect to pay any dividends.
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

Securities authorized for issuance under equity compensation plans at December 31, 2010 are as follows:
(in thousands, except per share amounts)

Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance
	outstanding options	outstanding options	under equity
Plan Category	and rights	and rights	incentive plan (a)
Equity compensation plans approved by security holders	3,957	$5.19	1,033

Equity compensation plans not approved by security holders	—	—	—

Total	3,957	$5.19	1,033

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights,” and outstanding restricted stock.
Recent Sales of Unregistered Securities: There were no Company securities that were issued or sold by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).
Stock Performance Graph: The following graph compares the total cumulative shareholder return of the Company’s common stock with the total cumulative return of the NASDAQ Composite Index and a customized Peer Group Index. Measurement points include December 9, 2009, the date that our stock began publicly trading, and the last trading day of the quarters ended December 31, 2009, March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010. Total cumulative shareholder return assumes $100 invested on December 9, 2009 in the Company’s common stock, the NASDAQ Composite Index and the Peer Group Index, respectively, and reinvestment of any dividends. Our Peer Group Index is composed of the following companies: K12, Inc., The McGraw-Hill Companies, Pearson PLC, Renaissance Learning, Scholastic, and School Specialty. Historical stock price performance should not be relied upon as an indication of future stock performance.

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
The summary selected historical consolidated financial data for the year ended December 31, 2006, the period from January 1, 2007 through April 11, 2007 (the “2007 predecessor period”), the period from January 29, 2007 through December 31, 2007 (the “2007 successor period”), the year ended December 31, 2008, the year ended December 31, 2009 and the year ended December 31, 2010 have been derived from our audited consolidated financial statements.
On December 8, 2009, we completed the mergers of VLCY and Cambium into two of our wholly-owned subsidiaries, resulting in VLCY and Cambium becoming our wholly-owned subsidiaries. The transaction was accounted for as an “acquisition” of VLCY by Cambium, as that term is used under U.S. GAAP, for accounting and financial reporting purposes under the applicable accounting guidance for business combinations. As a result, the historical financial statements of Cambium have become the historical financial statements of the Company and the results of VLCY are included from the merger date.

				Successor
				Period from
				January 29,	Predecessor
				2007	Period from
				(Inception)	January 1,	Predecessor
	Year Ended	Year Ended	Year Ended 31,	through	2007 through	Year Ended
	December 31,	December 31,	December	December 31,	April 11,	December 31,
(in thousands, except per share data)	2010	2009	2008	2007(1)	2007	2006
Statement of Operations Data:
Product revenues	$160,778	$90,385	$89,207	$71,266	$15,238	$92,882
Service revenues	20,482	10,663	10,524	9,581	3,176	13,542

Net revenues	181,260	101,048	99,731	80,847	18,414	106,424

Total operating expenses, excluding in-process research and development, impairment, and embezzlement	(181,528)	(115,108)	(104,648)	(81,305)	(32,179)	(97,955)
Acquired in-process research and development	—	—	—	(890)	—	—
Goodwill impairment(3)	—	(9,105)	(75,966)	—	—	—
Embezzlement and related recoveries (expense)(2)	353	(129)	(7,254)	(5,732)	(1,000)	(3,261)
Income (loss) before interest, other income (expense), and income taxes	85	(23,294)	(88,137)	(7,080)	(14,765)	5,208
Gain from settlement with previous stockholders(4)	—	—	30,202	—	—	—
Net (loss) income	(15,950)	(35,765)	(69,560)	(13,931)	(11,812)	440

Net (loss) income per common share — basic and diluted	$(0.36)	$(1.63)	$(3.39)	$(0.68)	$(4.34)	$0.16

	As of:
	December 31,	December 31,	December 31,	December 31,	December 31,
(in thousands)	2010	2009	2008	2007	2006

Balance Sheet Data:
Cash and cash equivalents	$11,831	$13,345	$2,418	$1,206	$1,642
Total current assets	76,177	74,316	31,617	26,601	25,007
Total assets	383,062	393,841	270,477	369,138	138,028
Total current liabilities	66,774	58,366	16,360	16,849	26,871
Total long term debt, less current portion	150,850	150,487	153,787	176,402	17,500
Total liabilities	259,050	254,069	202,273	239,058	59,133
Total members’ interest and stockholders’ equity	124,012	139,772	68,204	130,080	78,895

Footnotes to the Selected Financial Data:

(1)	On January 29, 2007, VSS-Cambium Holdings, LLC was formed for the purpose of acquiring all of the capital stock of Cambium Learning. That acquisition was completed on April 12, 2007. The consolidated financial statements present the Company as of December 31, 2007 (Successor basis reflecting activity of the Company from January 29, 2007 and including the results of Cambium Learning from April 12, 2007) and the period January 1, 2007 through April 11, 2007 (Predecessor basis for the period prior to Company’s acquiring Cambium Learning).

(2)	We discovered in 2008 that a former employee had perpetrated a significant misappropriation of assets during a period beginning in 2004 and extending through April 2008.

(3)	Reflects the non-cash effect of the impairment write-down of goodwill during 2009 and 2008 resulting from a reduction in the fair value of assets.

(4)	For fiscal 2008, we received a settlement from our previous stockholders relating to the embezzlement we suffered. For further information, see Note 3 to our Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2010.
Organization of Information
This section includes the following sections:
•	Overview

•	Results of Operations

•	Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

•	Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

•	Liquidity and Capital Resources

•	Non-GAAP Measures

•	Capital Expenditures and Outlook

•	Commitments and Contractual Obligations

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recently Issued Financial Accounting Standards
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
Under the terms of the merger agreement, each outstanding share of VLCY’s common stock was converted in the Voyager Merger into the right to receive at the election of each stockholder, either (i) $6.50 in cash, without interest, or (ii) one share of our common stock, plus, regardless of the election made, additional consideration consisting of cash and a contingent value right, as described in the merger agreement. The amount of cash available to satisfy cash elections by the VLCY stockholders was limited to $67.5 million in the aggregate. The cash consideration payable to the former VLCY stockholders was insufficient to accommodate all of the cash elections that were made. Accordingly, the amount of cash paid to the former VLCY stockholders who elected to exchange shares of VLCY common stock for cash was reduced, pro rata, in accordance with agreed procedures set forth in the merger agreement. Pursuant to these procedures, we paid $67.5 million in cash to the former holders of VLCY’s common stock and issued to those stockholders a total of 19.5 million shares of common stock. The cash consideration paid to the former VLCY stockholders consisted of $25 million contributed by VSS-Cambium Holdings III, LLC and $42.5 million contributed by VLCY. In exchange for its contribution of $25 million, VSS-Cambium Holdings III, LLC received 3.8 million shares of our common stock issued at the ascribed value of $6.50 per share. The shares of Cambium’s common stock held by VSS-Cambium Holdings III, LLC, its sole stockholder, were converted in the Cambium Merger into the right to receive 20.5 million shares of the our common stock. In addition, as part of the merger consideration, VSS-Cambium Holdings III, LLC received a warrant to purchase a number of shares of our common stock determined by a formula set forth in the merger agreement, which is currently equal to 0.6 million shares. In connection with the consummation of this transaction we entered into a stockholders agreement pursuant to which we granted VSS-Cambium Holdings III, LLC and funds managed and controlled by VSS the right to purchase up to 7.5 million shares of our common stock as provided for in the stockholders agreement as well as certain preemptive rights set forth therein.

The merger transaction was accounted for as an “acquisition” of VLCY by Cambium, as that term is used under U.S. GAAP, for accounting and financial reporting purposes under the applicable accounting guidance for business combinations. In making this determination, management considered that (a) the newly developed entity did not have any significant pre-combination activity and, therefore, did not qualify to be the accounting acquirer, and (b) the former sole stockholder of Cambium is the majority holder of the combined entity, while the prior owners of VLCY became minority holders in the combined entity. As a result, the historical financial statements of Cambium have become the historical financial statements of the Company. The results of VLCY are included in the Company’s operations beginning with the December 8, 2009 merger date; therefore, the 2009 financials include VLCY for the last 23 days of that year and the results of the Company for the full year.
Prior to the merger transaction completed on December 8, 2009, we had two reportable segments: Published Products and Learning Technologies. Subsequent to the merger transaction, we operate as three reportable segments with separate management teams and infrastructures that offer various products and services, as follows:
•	Voyager, our comprehensive intervention business;

•	Sopris, our supplemental solutions education business; and

•	Cambium Learning Technologies, our technology-based education product business.
Unallocated shared services, such as accounting, legal, human resources and corporate-related items, are recorded in a “Shared Services” category. Depreciation and amortization expense, interest income and expense, other income and expense, and taxes are included in this category.
Our historical segment reporting results have been adjusted for comparative purposes to reflect the current organizational structure. These reclassifications required certain assumptions and estimates. See Note 21 to the Consolidated Financial Statements for further information on our reportable segments. Also, as a result of the merger transaction and change in segments, we made a number of changes to personnel and processes as part of an overall departmental restructuring. As certain functions were consolidated, some resources were shifted to other areas of the business. In particular, some general and administrative functions were merged and, where appropriate, certain resources were shifted to customer facing functions, which are classified as cost of revenues. These changes may affect comparability of pre-merger and post-merger periods.
Results of Operations
Fiscal Year 2010 Compared to Fiscal Year 2009
Highlights
During 2010, we continued to experience adverse conditions in the education funding environment, including the elimination of Reading First funding and the continued depressed circumstance of certain state and local budgets. As school districts rely upon state and local budgets, some of our customers have found it more challenging to secure alternative funding sources in the midst of these market conditions. Additionally, potential customers are more frequently utilizing a request for proposal process to complete purchases, which elongates the time required to complete a sale.
We have experienced some positive impact, both directly and indirectly, from the ARRA passed in February 2009. The ARRA provides significant new federal funding for various education initiatives through September 2011. While the education funding is for a broad set of education initiatives, we believe that schools and districts have directed, and may continue to direct, some of the new funding for programs which use our products. In some instances, if ARRA funding is not used directly for programs using our products, we may still be receiving an indirect benefit. When the ARRA funding is used to assist schools to meet their overall financial needs, other funds may be freed up to use for our programs. In 2009 and 2010 we have had success in securing orders which we believe are directly funded by ARRA funds. We believe that we received more directly funded ARRA purchases in 2010 versus 2009. This increase allowed us to partially offset a decline in order volume we experienced due to the end of Reading First funding in 2009. Order volume is an internal metric of shipments of our products and orders for online subscriptions and it serves as a leading indicator of net revenues.

The following trends have had or may have an impact on our net revenues, profitability and EBITDA:
•	Declines have been realized in our internal order volume metric due to the elimination of the Reading First program and the economic crisis faced by many states and local entities. To some extent, we expect the crisis will continue throughout the following quarters and have a continued depressive effect on general spending and therefore make order volume growth challenging.

•	The stimulus funds drove several large multi-year deals in 2009 and 2010 which helped offset the wind down of Reading First.

•	We expect continued growth in our online subscription-based products.

•	We have experienced success growing our portfolio to address the math needs of the market, including products such as Vmath, Transitional Math and Gizmos (ExploreLearning). While the Gizmos products have continued strong growth in 2010, our other math-based products have been flat. We expect that the market for these products will continue to be strong and will return to growth in the future.

•	We believe our product diversification will strengthen our ability to sustain market share in a troubled market and capture market share when the market recovers.

•	We believe our focus on student outcomes through product usage and an overall partnership approach with the customer to implement our solutions, in the manner that the program was designed, results in higher student success rates, and such success, if achieved, will lead to customer retention and growth through reference sales.

•	We believe there is a trend of student accountability resulting in greater funding being directed to at-risk children in the United States with new funding sources, such as Race to the Top, which could provide additional funds for our products.

•	Successful efforts to reduce the Company’s cost structure were undertaken in 2009 by both VLCY and Cambium, to better align our cost structure to current market conditions. In 2010, we achieved significant cost savings as part of an effort to achieve merger related synergies, which included a reduction in force. The Company will continue to seek ways to operate more efficiently, but the magnitude of the reductions in 2009 and 2010 are not expected to be replicated.

•	We invested in several key areas in 2010. These are improved student data management systems, a separate dedicated sales force and development of an ecommerce engine for Sopris and continued investment in CLT, primarily in product development, sales and marketing.

•	We expect to benefit from continuity of our leadership team and sales organization, who have now worked together for more than a year.

The following tables set forth information regarding Cambium’s net revenues, costs and expenses, and other components of our statements of operations. The results and percentages for the years ended December 31, 2010, 2009 and 2008 are set forth in the tables below. Due to purchase accounting adjustments, some amounts may not be comparable between each period presented.

	Year Ended		Year Ended		Year Ended
	December 31, 2010		December 31, 2009		December 31, 2008
		% of		% of		% of
(in thousands)	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues:
Product revenues
Voyager	$100,412	55.4%	$44,329	43.9%	$40,424	40.5%
Sopris	22,249	12.3%	23,431	23.2%	27,495	27.6%
Cambium Learning Technologies	38,117	21.0%	22,625	22.4%	21,288	21.3%
Service revenues
Voyager	17,527	9.7%	8,594	8.5%	7,924	7.9%
Sopris	2,487	1.4%	1,754	1.7%	2,217	2.2%
Cambium Learning Technologies	468	0.3%	315	0.3%	383	0.4%

Total net revenues	181,260	100.0%	101,048	100.0%	99,731	100.0%

Cost of revenues:
Cost of product revenues
Voyager	29,340	16.2%	10,678	10.6%	11,214	11.2%
Sopris	6,514	3.6%	6,350	6.3%	6,003	6.0%
Cambium Learning Technologies	4,334	2.4%	2,537	2.5%	3,029	3.0%
Shared Services	1,395	0.8%	26	0.0%	—	0.0%
Cost of service revenues
Voyager	16,455	9.1%	5,992	5.9%	5,721	5.7%
Sopris	1,225	0.7%	1,093	1.1%	1,489	1.5%
Cambium Learning Technologies	628	0.3%	172	0.2%	253	0.3%
Amortization expense	28,511	15.7%	17,527	17.3%	15,966	16.0%

Total cost of revenues	88,402	48.8%	44,375	43.9%	43,675	43.8%

Research and development expense	10,558	5.8%	5,611	5.6%	6,416	6.4%
Sales and marketing expense	45,987	25.4%	23,368	23.1%	24,600	24.7%
General and administrative expense	23,857	13.2%	30,519	30.2%	16,156	16.2%
Shipping costs	3,570	2.0%	1,512	1.5%	2,348	2.4%
Depreciation and amortization expense	9,154	5.1%	9,723	9.6%	11,453	11.5%
Goodwill impairment charge	—	0.0%	9,105	9.0%	75,966	76.2%
Embezzlement and related expense (recoveries)	(353)	(0.2)%	129	0.1%	7,254	7.3%

Income (loss) before interest, other income (expense) and income taxes	85	0.0%	(23,294)	(23.1)%	(88,137)	(88.4)%

Net interest expense	(17,292)	(9.5)%	(19,477)	(19.3)%	(18,434)	(18.5)%
Gain from settlement with previous stockholders	—	—	—	—	30,202	30.3%
Loss on extinguishment of debt	—	—	—	—	(5,632)	(5.6)%
Other income (expense), net	674	0.4%	(698)	(0.7)%	(981)	(1.0)%
Income tax benefit	583	0.3%	7,704	7.6%	13,422	13.5%

Net loss	$(15,950)	(8.8)%	$(35,765)	(35.4)%	$(69,560)	(69.7)%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Net revenues
Net revenues for the year ended December 31, 2010 increased $80.3 million, or 79.4%, to $181.3 million from $101.0 million in the same period for 2009 due to the VLCY acquisition. VLCY’s historical 2009 pre-merger net revenues of $98.7 million are not included in the Company’s reported prior year revenues. Excluding the impact of the merger, our net revenues for 2010 were lower due to a decline in order volumes. Net revenues subsequent to the acquisition of VLCY include the impact of a purchase accounting adjustment to reduce deferred revenue balances to fair value at the time of the VCLY acquisition. These adjustments reduced the amount of deferred revenue recognized by approximately $12.9 million in 2010 and $1.4 million in 2009.
Voyager. The Voyager segment’s net revenues in 2010 increased $65.0 million, or 122.9%, to $117.9 million from net revenues of $52.9 million in 2009 due to the VLCY acquisition, partially offset by lower order volumes. Product revenues increased $56.1 million, or 126.5%, to $100.4 million from net revenues of $44.3 million in 2009. Service revenues increased $8.9 million, or 103.9%, to $17.5 million from net revenues of $8.6 million in 2009. VLCY’s historical 2009 pre-merger net revenues related to the Voyager segment of $77.8 million are not included in the Company’s reported prior year revenues. Net revenues subsequent to the acquisition of VLCY include the impact of a purchase accounting adjustment to reduce deferred revenue balances to fair value at the time of the VCLY acquisition. These adjustments reduced the amount of deferred revenue recognized by approximately $4.7 million in 2010 and $0.5 million in 2009.

Sopris. The Sopris segment’s net revenues in 2010 decreased $0.5 million, or 1.8%, to $24.7 million from net revenues of $25.2 million in 2009. Product revenues decreased $1.2 million, or 5.0%, to $22.2 million from net revenues of $23.4 million in 2009. Service revenues increased $0.7 million, or 41.8%, to $2.5 million from net revenues of $1.8 million in 2009. The decline in supplementary program sales was mainly due to a contract for the use of our assessment product under a licensing agreement, under which we recognized net revenues of $1.0 million in 2010 versus $1.7 million in 2009.
Cambium Learning Technologies. The CLT segment’s net revenues in 2010 increased $15.7 million, or 68.2%, to $38.6 million from net revenues of $22.9 million in 2009 due to the VLCY acquisition. VLCY’s historical 2009 pre-merger net revenues related to the CLT segment of $21.0 million are not included in the Company’s reported prior year revenues. Net revenues subsequent to the acquisition of VLCY include the impact of a purchase accounting adjustment to reduce deferred revenue balances to fair value at the time of the VLCY acquisition. These adjustments reduced the amount of deferred revenue recognized by approximately $8.2 million in 2010 and $0.9 million in 2009. CLT has consistently experienced year on year order volume growth that is translating to growth in net revenues, although the impact of 2010 order volume is not fully reflected in net revenues as a large portion of these sales are recognized over a subscription period.
Cost of revenues
Cost of product revenues include expenses to print, purchase, handle and warehouse product, as well as royalty costs. Cost of service revenues include costs to provide services and support to customers. Total cost of revenues, excluding amortization, for the year ended December 31, 2010 increased $33.1 million, or 123.1%, to $59.9 million from $26.8 million in 2009 primarily due to the VLCY acquisition. VLCY’s historical 2009 pre-merger cost of revenues of $30.8 million are not included in the Company’s prior year results. Cost of revenues in 2010 benefited from efficiency gains from cost-cutting measures. Additionally, cost of revenues subsequent to the acquisition of VLCY include the impact of a purchase accounting adjustment to reduce deferred cost balances to fair value at the time of the VCLY acquisition. These adjustments reduced the amount of deferred costs recognized by approximately $1.2 million in 2010 and $0.1 million in 2009.
Voyager. The Voyager segment’s cost of revenues in 2010 increased $29.1 million, or 174.7%, to $45.8 million from $16.7 million in 2009 due to the VLCY acquisition. Cost of product revenues increased $18.6 million, or 174.8%, to $29.3 million from $10.7 million in 2009. Cost of service revenues for the year ended December 31, 2010 increased $10.5 million, or 174.6%, to $16.5 million from $6.0 million in 2009.
Sopris. The Sopris segment’s cost of revenues in 2010 increased $0.3 million, or 4.0%, to $7.7 million from $7.4 million in 2009. Cost of product revenues increased $0.1 million, or 2.6%, to $6.5 million from cost of product revenues of $6.4 million in 2009. Cost of service revenues increased $0.1 million, or 12.1%, to $1.2 million from cost of service revenues of $1.1 million in 2009.
Cambium Learning Technologies. The CLT segment’s cost of revenues in 2010 increased $2.3 million, or 83.2%, to $5.0 million from cost of revenues of $2.7 million in 2009, primarily due to the VLCY acquisition.
Amortization expense
Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for 2010 increased $11.0 million, or 62.7%, to $28.5 million from $17.5 million in 2009 due to the VLCY acquisition.
Research and development expenses
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expenses for year ended December 31, 2010 increased $5.0 million, or 88.2%, to $10.6 million from $5.6 million in the same period of 2009. The increased expenditures relate primarily to the VLCY acquisition. VLCY’s historical 2009 pre-merger research and development expenses of $4.3 million are not included in the Company’s reported prior year results.
Sales and marketing expense
Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commission paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expenses for the year ended December 31, 2010 increased $22.6 million, or 96.8%, to $46.0 million from $23.4 million in the same period of 2009 due to the VLCY acquisition. VLCY’s historical 2009 pre-merger sales and marketing expenses of $28.8 million are not included in the Company’s reported prior year expenses. Partially offsetting these charges, 2010 sales and marketing expense include the impact of a purchase accounting adjustment to write down deferred costs to zero at the time of the VCLY acquisition. These adjustments reduced the amount of expense recognized in 2010 by approximately $1.0 million. Additionally, the Company realized synergy savings as a result of the integration of the Company and VLCY.

General and administrative expense
General and administrative expenses for the year ended December 31, 2010 decreased $6.6 million, or 21.8%, to $23.9 million from $30.5 million in the same period of 2009. VLCY’s historical 2009 pre-merger general and administrative expenses of $24.7 million are not included in the Company’s reported prior year expenses. General and administrative expenses for 2010 were lower than 2009 due to significant non-recurring merger transaction costs incurred in 2009, savings due to synergies resulting from the merger, and the reallocation of certain resources to cost of sales from general and administrative expenses as a result of the departmental restructuring. Additionally, we recorded a gain of $1.1 million in 2010 to reflect a decrease in the estimated fair value of the contingent value rights liability (“CVR”) issued in connection with the merger. These decreases are partially offset by the impact of the VLCY acquisition and by non-recurring integration costs of $3.8 million incurred in 2010.
Shipping costs
Shipping costs for the year ended December 31, 2010 increased $2.1 million, or 136.1%, to $3.6 million from $1.5 million in 2009. The increase in these shipping costs was due mainly to the VLCY acquisition. VLCY’s historical 2009 pre-merger shipping costs of $1.9 million are not included in the Company’s reported prior year expenses.
Depreciation and amortization expense
Depreciation and amortization expense for the year ended December 31, 2010 decreased $0.5 million, or 5.9%, to $9.2 million from $9.7 million in the same period of 2009. This decrease is due to the fact that the Company’s intangible assets are amortized on an accelerated basis.
Goodwill impairment
We review the carrying value of goodwill for impairment at least annually and whenever certain triggering events occur. As a result of our annual impairment review for the year ended December 31, 2010, no impairment was indicated.
Embezzlement and related expenses
In 2008, we discovered certain irregularities relating to the control and use of cash and certain other general ledger items which revealed a misappropriation of assets over more than a three-year period beginning in 2004 and continuing through April 2008. These irregularities were perpetrated by a former Cambium Learning employee, resulting in substantial embezzlement losses and related expenses. Embezzlement and related expenses (recoveries) for the year ended December 31, 2010 were $(0.4) million compared to $0.1 million in the same period of 2009. The decrease in the embezzlement and related expenses was mainly due to a recovery during 2010 of approximately $0.5 million.
Net interest expense
Net interest expense for the year ended December 31, 2010 decreased $2.2 million, or 11.2%, to $17.3 million from $19.5 million in the same period of 2009. This decrease was mainly due to lower interest expense on our senior secured debt as a result of a credit rating increase in the first quarter of 2010, which reduced the applicable interest rate to 8%. See Note 14 to the Consolidated Financial Statements.
Income taxes
In 2010, we recorded an income tax benefit of $0.6 million. Pre-tax losses at statutory tax rates provided a federal tax benefit of approximately $5.8 million. We continue to maintain a valuation allowance against our deferred tax assets, which eliminated almost all of the deferred tax benefit generated.
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

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Net revenues
Net revenues for the year ended December 31, 2009 increased $1.3 million, or 1.3%, to $101.0 million from $99.7 million in the same period for 2008. Our net revenues for 2009 were impacted by several significant declines, such as the nationwide economic slowdown, which caused the amount of funding available to schools to decline, a decline in our Sopris segment related to our assessment product, and declines in key adoption states such as Alabama and Florida. Regarding the decline in adoption states, we enjoyed increased sales performance in 2008 in these states but the nature of the adoption leads to lower revenues in the year following the adoption. Offsetting these declines was the impact of the acquisition of VLCY, contributing an incremental $4.5 million in net revenues, and increases in sales of our math products as well as some growth in several new and existing customers.
Voyager. The Voyager segment’s net revenues in 2009 increased $4.6 million, or 9.5%, to $52.9 million from net revenues of $48.3 million in 2008. Product revenues increased $3.9 million, or 9.7%, to $44.3 million from net revenues of $40.4 million in 2008. Service revenues increased $0.7 million, or 8.5%, to $8.6 million from net revenues of $7.9 million in 2008. The increase in year over year net revenues was due mainly to the impact of the acquisition of VLCY, contributing an incremental $3.0 million in product revenues and $0.8 million in service revenues. Additionally, Voyager was able to offset the decline in the state adoption sales in Alabama and Florida and overcome the general state and local funding crisis with increases in sales of our math products as well as some growth in several new and existing customers.
Sopris. The Sopris segment’s net revenues in 2009 decreased $4.5 million, or 15.2%, to $25.2 million from net revenues of $29.7 million in 2008. The decline in supplementary program revenues was mainly due to a decrease in sales of DIBELS in Florida, as Florida developed its own assessment program. Additionally, we renegotiated and extended a relationship with a customer which uses our assessment product under an annual licensing fee arrangement. As a result of changes in terms with this customer, we recognized licensing fee revenue for two annual periods totaling $3.1 million in 2008. During the first quarter of 2009, we recognized additional revenue of $1.7 million related to this licensing agreement.
Cambium Learning Technologies. The CLT segment’s net revenues in 2009 increased $1.2 million, or 5.9%, to $22.9 million from net revenues of $21.7 million in 2008. The increase in year over year net revenues was due mainly to the impact of the acquisition of VLCY, contributing an incremental $0.7 million in product revenues.
Cost of revenues
Cost of product revenues include expenses to print, purchase, handle and warehouse product, as well as royalty costs. Cost of service revenues include all costs to provide services and support to customers. Total cost of revenues, excluding amortization, for the year ended December 31, 2009 decreased $0.9 million, or 3.1%, to $26.8 million from $27.7 million in 2008. The decrease in cost of revenues was mainly due to efficiency gains from cost-cutting measures. As a percentage of net revenues, cost of revenues decreased 1.2 percentage points to 26.6% for the year ended December 31, 2009 from 27.8% in the same period in 2008.
Voyager. The Voyager segment’s cost of revenues for the year ended December 31, 2009 decreased $0.2 million, or 1.6%, to $16.7 million from $16.9 million in 2008. Cost of product revenues for the year ended December 31, 2009 decreased $0.5 million, or 4.8%, to $10.7 million from $11.2 million in 2008. The decrease in cost of revenues was mainly due to improved cost management performance. Cost of service revenues for the year ended December 31, 2009 increased $0.3 million, or 4.7%, to $6.0 million from $5.7 million in 2008. The increase was driven by higher service revenues, partially offset by efficiency gains from cost-cutting measures.
Sopris. The Sopris segment’s cost of revenues for the year ended December 31, 2009 decreased $0.1 million, or 0.7%, to $7.4 million from $7.5 million in 2008. Cost of product revenues for the year ended December 31, 2009 increased $0.4 million, or 5.8%, to $6.4 million from $6.0 million in 2008. The increase in cost of revenues was due to a change in product mix toward products with higher incremental costs. Cost of service revenues for the year ended December 31, 2009 decreased $0.4 million, or 26.6%, to $1.1 million from cost of service revenues of $1.5 million in 2008. The decrease was driven by lower service revenues and efficiency gains from cost-cutting measures.
Cambium Learning Technologies. The CLT segment’s cost of revenues for the year ended December 31, 2009 decreased $0.6 million, or 17.5%, to $2.7 million from $3.3 million in 2008. Cost of product revenues for the year ended December 31, 2009 decreased $0.5 million, or 16.2%, to $2.5 million from cost of revenues of $3.0 million in 2008. The decrease in cost of revenues was mainly due to improved cost management performance. Cost of service revenues for the year ended December 31, 2009 remained relatively flat, decreasing $0.1 million, or 32.0%, to $0.2 million from $0.3 million in 2008.
Amortization expense
Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for 2009 increased $1.6 million, or 9.8%, to $17.5 million from $16.0 million in 2008. Approximately $0.7 million of the increase is related to the acquired pre-publication costs and technology acquired in the VLCY acquisition. The remainder of the increase was mainly due to higher pre-publication amortization as a result of investments made in new programs.

Research and development expenses
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expenses for the year ended December 31, 2009 decreased $0.8 million, or 12.5%, to $5.6 million from $6.4 million in the same period of 2008, due to planned spending decreases as a result of weak economic conditions in 2009. As a percentage of revenues, research and development expenses decreased to 5.6% of revenues in 2009 compared to 6.4% in 2008.
Sales and marketing expense
Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commission paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expenses for the year ended December 31, 2009 decreased $1.2 million, or 5.0%, to $23.4 million from $24.6 million in the same period of 2008. As a percentage of revenues, selling and marketing expenses decreased to 23.1% of revenues in the 2009 compared to 24.7% in 2008. Selling costs decreased for the year ended December 31, 2009 in comparison to the same period in 2008 due to the costs incurred in 2008 to participate in several state adoption activities. We also experienced lower catalog and mailing costs due to a lower volume of catalogs mailed in 2009 compared to 2008.
General and administrative expense
General and administrative expenses for year ended December 31, 2009 increased $14.4 million, or 88.9%, to $30.5 million from $16.2 million in the same period of 2008. The increase was primarily due to the incurrence of $15.5 million in merger-related transaction and integration expenses in 2009 with only immaterial amounts incurred in 2008. Excluding these costs, general and administrative expenses were down $1.1 million, or 6.9%, in 2009 compared to 2008, primarily as a result of cost-cutting measures.
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
Goodwill impairment
We review the carrying value of goodwill for impairment at least annually and whenever certain triggering events occur. As a result of the signing of the merger agreement, we assessed the carrying values of our reporting units as of June 30, 2009. The first step of impairment testing showed that the carrying value of our Published Products segment exceeded its fair value and that a step two analysis was needed. Step two impairment testing determined that the goodwill balance as of the measurement date was partially impaired and a $9.1 million impairment charge was recorded.
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

Embezzlement and related expenses
In 2008, we discovered certain irregularities relating to the control and use of cash and certain other general ledger items which revealed a misappropriation of assets over more than a three-year period beginning in 2004 and continuing through April 2008. These irregularities were perpetrated by a former Cambium Learning employee, resulting in substantial embezzlement losses and related expenses. Embezzlement and related expenses for the year ended December 31, 2009 were $0.1 million compared to $7.3 million in the same period of 2008. The decrease in the embezzlement and related expenses was mainly due to the non-recurring nature of the embezzlement loss and related expenses that were incurred in the year ended December 31, 2008.
Net interest expense
Net interest expense in the year ended December 31, 2009 increased $1.0 million, or 5.7%, to $19.5 million from $18.4 million in the same period of 2008. This increase was mainly due to higher interest expense on both our senior secured and senior unsecured debt as a result of the permanent waiver and amendments to the credit agreement we signed on August 22, 2008 following the embezzlement loss described above. Under the terms and conditions of the permanent waiver and amendment, the interest rates on Cambium’s senior secured and senior unsecured debt were increased. See Note 14 to the Consolidated Financial Statements.
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
Gain from settlement with previous stockholders
For fiscal 2008, we received a total settlement from previous stockholders of $30.2 million relating to the embezzlement we suffered. The total settlement consisted of $20 million in escrowed funds, together with additional payments of $9.3 million and interest income of $0.9 million. The total settlement amount of $30.2 million was used to cover costs and to pay down a portion of a senior secured credit facility. Because the embezzlement was discovered after the initial purchase allocation was made in connection with the 2007 acquisition of Cambium Learning, the entire settlement amount was recorded on our consolidated statement of operations as a gain from settlement with the previous stockholders.
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
Liquidity and Capital Resources
Because sales seasonality affects operating cash flow, we normally incur a net cash deficit from all of our activities through the early part of the third quarter of the year. We typically fund these seasonal deficits through the drawdown of cash, supplemented by borrowings on a revolving credit facility. The primary source of liquidity is cash flow from operations and the primary liquidity requirements relate to debt service, pre-publication costs, capital investments and working capital. We believe that based on current and anticipated levels of operating performances, cash flow from operations and availability under a revolving credit facility, we will be able to make required interest payments on our debt and fund our working capital and capital expenditure requirements for the next 12 months.

Long-term debt
9.75% Senior Secured Notes. On February 17, 2011, we completed the offering (the “Offering”) of $175 million aggregate amount of 9.75% Senior Secured Notes (the “Notes”). After the issuance discount, we received proceeds of 99.442%. The notes will mature on February 15, 2017. The Offering was a private placement exempt from the registration requirements under the Securities Act. We used a portion of the net proceeds from the sale of the Notes to repay in full outstanding indebtedness under our existing secured credit facility and senior unsecured notes and to pay related fees and expenses, and intend to use the remaining net proceeds for general corporate purposes. Interest on the Notes will accrue at a rate of 9.75% per annum from the date of original issuance and will be payable semi-annually in arrears on each February 15 and August 15, commencing on August 15, 2011, to the holders of record of the Notes on the immediately preceding February 1 and August 1. Pursuant to a Registration Rights Agreement entered into in connection with the Offering, we have agreed to file a registration statement with the SEC that would enable holders of the Notes to exchange the privately placed Notes for publicly registered notes with substantially identical terms. The Notes are secured by (i) a first priority lien on substantially all of our assets (other than inventory and accounts receivable and related assets of the ABL Credit Parties in connection with the ABL Facility (each as defined and discussed below) and subject to certain exceptions), including capital stock of the Guarantors (the Company and certain of its subsidiaries), and (ii) a second-priority lien on substantially all of the inventory and accounts receivable and related assets of the ABL Credit Parties, in each case, subject to certain permitted liens. The Notes also contain customary covenants, including limitations on our ability to incur debt, and events of default as defined by the indenture governing the Notes. We may, at our option, redeem the Notes prior to their maturity based on the terms included in the indenture governing the Notes.
Registration Rights Agreement. In connection with the Offering, we entered into a Registration Rights Agreement that requires us to (i) file with the SEC within 180 days after the issue date of the Notes (or February 17, 2011), a registration statement under the Securities Act (the “Exchange Offer Registration Statement”), relating to an offer to exchange the Notes (the “Exchange Offer”) for new notes (the “Exchange Notes”) on terms substantially identical to the Notes, except that the Exchange Notes will not be subject to the same restrictions on transfer; (ii) use commercially reasonable efforts to cause the Exchange Offer Registration Statement to become effective within 270 days after the date of the Notes; and (iii) within 60 days of the Exchange Offer Registration Statement becoming effective, complete the Exchange Offer and issue the Exchange Notes in exchange for all Notes validly tendered in the Exchange Offer. If we fail to meet these obligations set forth in the Registration Rights Agreement (a “Registration Default”), then we will be required to pay additional interest to the holders of the Notes. The rate of the additional interest will be 0.25% per annum for the first 90-day period immediately following the occurrence of a Registration Default. Thereafter, the rate of additional interest will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all Registration Defaults have been cured, up to a maximum additional interest rate of 1.0% per annum. We will pay such additional interest until all the Registration Defaults relating to the Notes are cured. At such time, the interest rate on the Notes will revert to the original interest rate on the Notes.
New Credit Facility (ABL Facility). On February 17, 2011, our wholly owned subsidiary, Cambium Learning, Inc. (together with its wholly owned subsidiaries, the “ABL Credit Parties”), entered into a new asset-backed revolving credit facility (the “ABL Facility”) pursuant to a Loan and Security Agreement (the “ABL Loan Agreement”), by and among the ABL Credit Parties, Harris N.A., individually and as Agent for any ABL Lender (as hereinafter defined) which is or becomes a party to said ABL Loan Agreement, certain other lenders party thereto (together with Harris N. A. in its capacity as a lender, the “ABL Lenders”), Barclays Bank PLC, individually and as Collateral Agent, and BMO Capital Markets and Barclays Capital, as Joint Lead Arrangers and Joint Book Runners. The ABL Facility consists of a four-year $40.0 million revolving credit facility, which includes a $5.0 million subfacility for swing line loans and a $5.0 million subfacility for letters of credit. In addition, the ABL Facility provides that the ABL Credit Parties may increase the aggregate principal amount of the ABL Facility by up to an additional $20.0 million, subject to the consent of the Agent (whose consent shall not be unreasonably withheld) and subject to the satisfaction of certain other conditions specified in the ABL Facility.
As the ABL Facility’s borrowing base is determined by eligible inventory and eligible accounts receivable, seasonality will cause the available amount to fluctuate. We estimate normal borrowing availability during 2011 of between $20 and $30 million.
The interest rate for the ABL Facility will be, at the ABL Credit Parties’ option, either an amount to be determined (ranging from 2.75% to 3.25%, depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) above the London Interbank Offered Rate or at an amount to be determined (ranging from 1.75% to 2.25%, depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) above the “base rate.” On any day, the base rate will be the greatest of (i) the Agent’s then-effective prime commercial rate, (ii) an average federal funds rate plus 0.50% and (iii) the LIBOR quoted rate plus 1.00%. The ABL Facility will, subject to certain exceptions, be secured by a first-priority lien on the ABL Credit Parties’ inventory and accounts receivable and related assets and a second-priority lien (junior to the lien securing the ABL Credit Parties’ obligations with respect to the Notes) on substantially all of the ABL Credit Parties’ other assets.
Revolving loans under the ABL Facility may be used solely for (i) the satisfaction of existing indebtedness of the ABL Credit Parties under their prior senior secured credit facility and outstanding pursuant to their prior existing senior unsecured notes, (ii) general operating capital needs of the ABL Credit Parties in a manner consistent with the provisions of the ABL Facility and all applicable laws, (iii) working capital and other general corporate purposes in a manner consistent with the provisions of the ABL Facility and all applicable laws, (iv) the payment of certain fees and expenses incurred in connection with the ABL Facility and/or the Notes, and (v) other purposes permitted under the ABL Loan Agreement.

The ABL Facility contains a financial covenant that generally requires the ABL Credit Parties to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. The ABL Credit Parties will be required to pay, quarterly in arrears, an unused line fee equal to the product of (x) either 0.375% or 0.50% (depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) and (y) the average daily unused amount of the revolver.
Cash flows
Cash from operations is seasonal with more cash generated in the second half of the year than in the first half of the year. Cash is historically generated during the second half of the year because the buying cycle of school districts generally starts at the beginning of each new school year in the fall. Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(in thousands)	2010	2009	2008

Operating activities	$20,161	$1,934	$(13,855)
Investing activities	(14,441)	(13,092)	26,889
Financing activities	(7,234)	22,085	(11,822)
Operating activities. Cash provided by (used in) operating activities was $20.2 million, $1.9 million and $(13.9) million for the years ended December 31, 2010, 2009 and 2008, respectively. In 2010, cash flows from normal operations were partially offset by a payment of $5.2 million for a tax indemnification obligation to the state of Michigan and approximately $4.2 million in non-recurring integration costs. Additionally, our accounts receivable balance was $12.5 million higher at year end 2010 versus year end 2009 due to the timing of several significant transactions. In 2009, cash flows from normal operations were partially offset by $11.6 million of transaction costs related to the merger transaction.
Investing activities. Cash provided by (used in) investing activities was $(14.4) million, $(13.1) million and $26.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Expenditures related to property, equipment, software and pre-publications costs were $13.3 million, $3.4 million and $3.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in expenditures for 2010 is attributable to the merger with VLCY in late 2009. Cash payments of $9.7 million were made in 2009 for the VLCY acquisition (net of cash acquired), and another $1.1 million was paid in 2010 for the first distribution to the holders of the CVR. Cash inflows for 2008 included $30.2 million related to the embezzlement settlement from the previous stockholders as discussed in Note 3 to the Consolidated Financial Statements.
Financing activities. Cash provided by (used in) financing activities was $(7.2) million, $22.1 million and $(11.8) million for the years ended December 31, 2010, 2009 and 2008, respectively. Net principal payments for debt, revolving credit facilities and capital leases were $7.2 million, $5.9 million, and $19.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Other significant cash inflows for 2009 included $25.0 million of capital contributed by Cambium’s stockholders related to the VLCY acquisition and $3.0 million of capital contributed by Cambium’s stockholders to fund the cure to a senior secured credit agreement financial covenant. Other significant cash inflows for 2008 included $7.0 million in unsecured loans from affiliates related to the permanent waiver of the financial reporting defaults related to our senior secured credit facility and the senior unsecured notes as described in Note 14 to the Consolidated Financial Statements.
Non-GAAP Measures
Our historical financial statements presented in accordance with GAAP include VLCY results only for the periods subsequent to the December 8, 2009 acquisition date. Further, the net losses for both the Company and VLCY as reported on a GAAP basis include material non-recurring and non-operational items. We believe that earnings (loss) from operations before interest and other income (expense), income taxes, and depreciation and amortization, or EBITDA, and Adjusted EBITDA, which further excludes non-recurring and non-operational items, provide useful information for investors to assess the results of the ongoing business of the combined company.
EBITDA and Adjusted EBITDA are not prepared in accordance with GAAP and may be different from similarly named, non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We believe that Adjusted EBITDA provides useful information to investors because it reflects the underlying performance of the ongoing operations of the combined company and provides investors with a view of the combined company’s operations from management’s perspective. Adjusted EBITDA removes significant one-time or certain non-cash items from earnings. We use Adjusted EBITDA to monitor and evaluate the operating performance of the combined company and as the basis to set and measure progress towards performance targets, which directly affect compensation for employees and executives. We generally use these non-GAAP measures as measures of operating performance and not as measures of liquidity. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items.

Below is a reconciliation between net loss and Adjusted EBITDA for the years ended December 31, 2010 and 2009.
Reconciliation Between Net Revenues to Adjusted Net Revenues and Between Net Income (Loss) and Adjusted EBITDA
for the Years Ended December 31, 2009 and 2010

		VLCY
		Pre-Merger
		Results	Pro Forma	Pro Forma
	Cambium	(342 days)	Adjustments (a)	Combined	Cambium Learning Group
	2009				2010
	(In thousands)
	(Unaudited)

Total net revenues	$101,048	$98,728	$(11,565)	$188,211	$181,260
Non-recurring and non-operational costs included in net revenues but excluded from adjusted net revenues:
Adjustments related to purchase accounting (g)	1,392	—	11,565	12,957	12,937

Adjusted net revenues	$102,440	$98,728	$—	$201,168	$194,197

Net loss	$(35,765)	$(34,375)	$8,870	$(61,270)	$(15,950)
Reconciling items between net loss and EBITDA:
Depreciation and amortization	27,250	18,301	(5,772)	39,779	37,665
Net interest expense	19,477	558	71	20,106	17,292
Other (income) expense	698	(3,279)	—	(2,581)	(674)
Income tax	(7,704)	(190)	7,894	—	(583)

Income (loss) from operations before interest and other income (expense), income taxes, and depreciation and amortization (EBITDA)	3,956	(18,985)	11,063	(3,966)	37,750

Non-recurring and non-operational costs included in EBITDA but excluded from Adjusted EBITDA:
Transaction costs (b)	13,570	9,937	(23,507)	—	—
Integration and merger-related costs (c)	2,133	120	1,864	4,117	5,963
Legacy VLCY corporate (d)	57	2,247	—	2,304	968
Stock-based compensation expense (e)	37	179	552	768	1,085
Embezzlement and related expenses (recoveries) (f)	129	—	—	129	(353)
Adjustments related to purchase accounting (g)	1,136	—	10,028	11,164	10,748
Goodwill impairment (h)	9,105	27,175	—	36,280	—
Adjustments to CVR liability (i)	—	—	—	—	(1,124)

Adjusted EBITDA	$30,123	$20,673	$—	$50,796	$55,037

(a)	On December 8, 2009, we acquired VLCY. The acquisition was accounted for as a purchase transaction. Our consolidated financial statements include the results of VLCY from December 8, 2009, the date of acquisition. Therefore, the historical results of the Company have been adjusted to show the effect on our statement of operations if the transaction had been completed at the beginning of 2009. The combined historical net loss includes the following pro forma adjustments:
•	the pro forma impact of the amortization of intangible assets and the reduction in deferred revenue and related deferred costs based on the purchase price allocation;

•	the pro forma impact of reduced interest income lost as a result of the $58.0 million of cash used in the purchase price consideration (net of $25.0 million contributed by the sole stockholder of the Company at the time of the merger);

•	the pro forma impact of certain employment agreements and stock option grants entered into on the effective date of the merger;

•	the elimination of merger transaction costs incurred by the Company and VLCY; and

•	the pro forma tax effect of the merger, which was estimated using a combined company effective tax rate of 0%.

(b)	External incremental costs incurred by the Company and VLCY that are directly related to the merger.

(c)	Costs directly associated with the integration of the Company and VLCY, including severance and other costs incurred to achieve synergies and the cost of retention and change in control agreements directly related to the merger. The cost for retention and change in control agreements included was $0.8 million for the year ended December 31, 2009 and $1.7 million for the year ended December 31, 2010.

(d)	Legacy VLCY corporate costs representing corporate costs related to legacy VLCY liabilities such as pension and severance costs for former VLCY employees. For the year ended December 31, 2009, these also include internal costs related to VLCY’s strategic alternative process, corporate overhead costs related to the restatement of VLCY’s financial statements and the related activities for VLCY to become current with its SEC filings, and costs to transition VLCY’s corporate office from Ann Arbor, Michigan to Dallas, Texas.

(e)	Stock-based compensation expense is related to our outstanding options, restricted stock awards, warrants, and stock appreciation rights (SARs).

(f)	During 2008, we discovered certain irregularities relating to the control and use of cash and certain other general ledger items which resulted from a substantial misappropriation of assets over more than a three-year period beginning in 2004 and continuing through April 2008. These irregularities were perpetrated by a former employee, resulting in embezzlement losses, net of recoveries.

(g)	Under applicable accounting guidance for business combinations, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value. Net revenues have been reduced by $1.4 million and $12.9 million, respectively, for the years ended December 31, 2009 and December 31, 2010 in the historical financial statements due to the write-down of deferred revenue to its estimated fair value as of the merger date and in the pro forma adjustments to reflect the impact of the write-down assuming the merger occurred on January 1, 2009. The write-down was determined by estimating the cost to fulfill the related future customer obligations plus a normal profit margin. Partially offsetting this impact, cost of revenues and sales and marketing expenses were reduced for other purchase accounting adjustments, primarily a write-down of deferred costs to zero at the acquisition date. During the years ended December 31, 2009, and December 31, 2010, the historical cost of revenues was reduced by $0.2 million and $1.2 million, respectively, and the historical sales and marketing expenses were reduced by $0.1 million and $1.0 million, respectively, and the related pro forma adjustments reflect the impact of the write-down assuming the merger occurred on January 1, 2009. The adjustment of deferred revenue and deferred costs to fair value is required only at the purchase accounting date; therefore, its impact on net revenues, cost of revenues, and sales and marketing expense is non-recurring.

(h)	Goodwill impairment charges of $9.1 million for the year ended December 31, 2009 and pre-merger VLCY goodwill impairment charges of $27.2 million for the year ended December 31, 2009.

(i)	Adjustments to the CVR liability as a result of the amendments of the merger agreement and the related escrow agreement, the expiration of the statute of limitations on potential tax liabilities and changes in likelihood of collecting potential tax receivables included in the estimate of the fair value of the CVRs.
Our historical financial statements include VLCY deferred revenue only as of period ends subsequent to the December 8, 2009 acquisition date. Therefore, the historical balance sheets reported on a GAAP basis include the deferred revenue balance of VLCY beginning with the year ended December 31, 2009.
Further, the deferred revenue balances as reported on a GAAP basis as of December 31, 2009 and 2010 include material purchase accounting adjustments related to the VLCY acquisition. We believe that the combined deferred revenue balances and adjusted deferred revenue balances, which exclude the effect of the purchase accounting adjustment, provide useful information for investors to assess the results of the ongoing business of the combined company.
Adjusted deferred revenue is not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We believe that adjusted deferred revenue provides useful information to investors for assessing the impact of deferred revenue changes on our reported GAAP and adjusted revenues.
Change in Adjusted Deferred Revenue for the Years Ended December 31, 2009 and 2010

	As of:
	(in thousands) (Unaudited)
	December 31,	December 31,	December 31,
	2008	2009	2010
Cambium deferred revenue	$1,910	$24,181	$37,556
Legacy VLCY deferred revenue	29,507	—	—

Total combined deferred revenue	31,417	24,181	37,556

Purchase accounting fair value adjustment	—	14,374	1,437

Adjusted deferred revenue	31,417	38,555	38,993

Change in adjusted deferred revenue		$7,138	$438

Capital Expenditures and Outlook

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(Dollars in millions)	2010	2009	2008

Pre-publication costs	$4.8	$2.4	$2.2

Property, equipment and software	8.5	1.0	1.0

Total expenditures for property, equipment, and pre-publication costs	$13.3	$3.4	$3.2

Capital spending in 2011 is expected to be $14.1 to $15.1 million and will be concentrated primarily on ongoing and new product development, which management believes will generate future sales growth.
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
The following table summarizes our significant operational and contractual obligations and commercial commitments at December 31, 2010 showing the future periods in which such obligations are expected to be settled in cash:

(in millions)	Total	2011	2012 & 2013	2014 & 2015	After 2015

Senior secured notes as of December 31, 2010	$112.4	$8.9	$103.5	$—	$—

Senior unsecured notes as of December 31, 2010	64.2	—	—	64.2	—

Build-to-suit lease obligations as of December 31, 2010	6.5	1.0	2.2	2.3	1.0

Other capital lease obligations as of December 31, 2010	0.1	0.1	—	—	—

Operating lease obligations as of December 31, 2010	9.1	1.5	3.8	1.8	2.0

Contingent value rights as of December 31, 2010	7.4	1.6	5.8	—	—
As described in “Liquidity and Capital Resources” and in Note 23 to the Consolidated Financial Statements, in February 2011, we closed an offering of $175 million aggregate principal amount of Notes due 2017 and entered into a new $40 million asset-based revolving credit facility. We used a portion of the net proceeds from the offering to repay in full outstanding indebtedness under the secured credit facility and senior unsecured notes that existed as of December 31, 2010.
We have letters of credit outstanding as of December 31, 2010 in the amount of $2.9 million to support workers’ compensation insurance coverage, certain of our credit card programs, the build-to-suit lease, and performance bonds for certain contracts. We maintain a $1.1 million certificate of deposit as collateral for the workers’ compensation insurance and credit card program letters of credit and for our Automated Clearinghouse (ACH) programs. We also maintain a $0.9 million money market fund investment as collateral for our travel card program. The certificate of deposit and money market fund investment are recorded in other assets.
As of December 31, 2010, we have $12.0 million in obligations with respect to our pension plan. For further information, see Note 15 to our Consolidated Financial Statements included herein.
As of December 31, 2010, we have approximately $0.8 million of long-term income tax liabilities that have a high degree of uncertainty regarding the timing of the future cash outflows. We are unable to reasonably estimate the years when settlement will occur with the respective tax authorities.

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities.
On an ongoing basis, we evaluate our estimates, including those related to accounting for revenue recognition, impairment, capitalization and depreciation, allowances for doubtful accounts and sales returns, inventory reserves, income taxes, and other contingencies. We base our estimates on historical experience and other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily available from other sources. Actual results may differ from these estimates, which could have a material impact on our financial statements.
Certain accounting policies require higher degrees of judgment than others in their application. We consider the following to be critical accounting policies due to the judgment involved in each. For a detailed discussion of our significant accounting policies, see Note 2 to our Consolidated Financial Statements included herein.
Revenue Recognition. In October 2009, new guidance was issued regarding multiple-deliverable revenue arrangements and certain arrangements that include software elements. This guidance requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. In addition to requiring that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method, the guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence (“VSOE”), if available, (2) third party evidence (“TPE”), if vendor-specific objective evidence is not available, and (3) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. It also removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. This guidance must be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Effective January 1, 2010, we adopted this guidance on a prospective basis for all new or materially modified arrangements entered into after the adoption date.
Revenues are derived from sales of reading, math and science, and professional development solutions to school districts primarily in the United States. Sales include printed materials and often online access to educational materials for individual students, teachers, and classrooms. Revenue from the sale of printed materials for reading and math products is recognized when the product is shipped to or received by the customer, depending on the shipping terms of the arrangement. Revenue for product support, training and implementation services, and online subscriptions is recognized over the period services are delivered. Revenue for the online content sold separately or included with certain curriculum materials is recognized ratably over the subscription period, typically a school year. Revenue for our professional development courses, which can include an Internet delivery component, is recognized over the contractual delivery period. ExploreLearning and Learning A-Z derive revenue exclusively from sales of online subscriptions to their reading, math and science teaching websites and related training and professional development. Typically, the subscriptions are for a twelve- to twenty-four-month period and the revenue is recognized ratably over the period the online access is available to the customer.
The division of revenue between shipped materials, online materials, and ongoing support and services was determined in accordance with the new accounting guidance for revenue arrangements with multiple deliverables. We are not able to establish VSOE for each of our deliverables. Whenever VSOE cannot be established, we review the offerings of our competitors to determine whether TPE can be established. TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately. It may be difficult for us to obtain sufficient information on competitor pricing to substantiate TPE and therefore we may not always be able to use TPE.
We also use BESP to determine the selling price of certain of deliverables. BESP was primarily used for the printed materials for product lines acquired in the VLCY acquisition, which have historically been priced on a bundled basis with the related online materials. Our determination of BESP considers the anticipated margin on that deliverable, the selling price and profit margin for similar parts or services, and our ongoing pricing strategy and policies.
We plan to analyze the selling prices used in the allocation of arrangement consideration at least annually. Selling prices will be analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

Our software products often include maintenance, support or on-line services. Maintenance and support services include telephone support, bug fixes, and, for certain products, rights to upgrades and enhancements on a when-and-if available basis. On-line services include storage, assignment, scoring and reporting. These services are recognized on a straight-line basis over the period they are provided. Revenues under multiple-element software license arrangements, which may include several different software products and services sold together, are allocated to each element based on the residual method in accordance with accounting guidance for software revenue recognition. In certain instances, telephone support and software repairs are provided for free within the first year of licensing the software. The cost of providing this service is insignificant, and is accrued at the time of revenue recognition.
We enter into agreements to license certain publishing rights and content. We recognize the revenue from these agreements when the license amount is fixed and determinable, collection is reasonably assured, and the license period has commenced. For those license agreements that require us to deliver additional materials as part of the license agreement, the revenue is recognized when the product is received by the customer. Shipments to school book depositories are on consignment and revenue is recognized based on shipments from the depositories to the schools.
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
We performed the 2010 yearend impairment analysis using four reporting units: Voyager; Sopris; the Learning A-Z and ExploreLearning subscription businesses from the CLT segment (“LAZEL”); and the Kurzweil and IntelliTools businesses from the CLT segment (“KI”). The following table details the goodwill balance by reporting unit at December 31, 2010:

Goodwill balance as
of December 31, 2010
Voyager	$76,085
Sopris	17,300
LAZEL	19,724
KI	38,806

Total	$151,915

In the first step of the impairment test for fiscal year 2010, the fair market value of each reporting unit was determined using an income approach and was dependent on multiple assumptions and estimates, including future cash flow projections with a terminal value multiple and the discount rate used to determine the expected present value of the estimated future cash flows. Future cash flow projections were based on management’s best estimates of economic and market conditions over the projected period, including industry fundamentals such as the state of educational funding, revenue growth rates, future costs and operating margins, working capital needs, capital and other expenditures, and tax rates. The discount rate applied to the future cash flows was a weighted-average cost of capital and took into consideration market and industry conditions, returns for comparable companies, the rate of return an outside investor would expect to earn, and other relevant factors. The first step of impairment testing for fiscal 2010 showed that the fair value of each reporting unit exceeded its carrying value by at least 10%; therefore, no second step of testing was required.
The adverse developments in the education funding environment that affected our operations during fiscal year 2009 and 2010 may continue to have an impact, and potentially increase the impact, on our future revenues, profits, cash flows and carrying value of assets. Although management has included its best estimates of the impact of these and other factors in our cash flow projections, the projection of future cash flows is inherently uncertain and requires a significant amount of judgment. Actual results that are significantly different than these cash flow projections or a change in the discount rate could significantly affect the fair value estimates used to value our reporting units in step one of the goodwill analysis or the fair values of our other asset and liability balances used in step two of the goodwill analysis, and could result in future goodwill impairments.

Impairment of Long Lived Assets. We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate net book value may not be recoverable from the estimated undiscounted future cash flows. If our review indicates any assets are impaired, the impairment of those assets is measured as the amount by which the carrying amount exceeds the fair value as estimated by discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal. For fiscal year 2010, no impairment was indicated.
The determination whether our definite-lived intangible assets are impaired involves significant assumptions and estimates, including projections of future cash flows, the percentage of future revenues and cash flows attributable to the intangible assets, asset lives used to generate future cash flows, and royalty charges attributable to trademarks. The impairment calculations are most sensitive to the future cash flow assumptions. Future cash flow projections are based on management’s best estimates of economic and market conditions over the projected period, including industry fundamentals such as the state of educational funding, revenue growth rates, future costs and operating margins, working capital needs, and capital and other expenditures. Adverse developments in the education funding environment, including the reductions in available state and local funds as property taxes decline, have affected our operations during 2010 and may continue to have an impact, and potentially increase the impact, on our future revenues, profits, cash flows and carrying value of assets.
Pre-Publication Costs.We capitalize certain pre-publication costs of our curriculum, including art, prepress, editorial, and other costs incurred in the creation of the master copy of our curriculum products. Pre-publication costs are amortized over the expected life of the education program, generally on an accelerated basis over a period of five years. The amortization methods and periods chosen reflect the expected revenues generated by the education programs. We periodically review the recoverability of the capitalized costs based on expected net realizable value.
Accounts Receivable. Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of returns as well as other factors that in our judgment could reasonably be expected to cause sales returns to differ from historical experience. Actual bad debt write-offs and returns could differ from our estimates.
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
Contingent Value Rights (CVRs). CVRs were issued to VLCY stockholders as part of the merger. Each CVR represents the right to receive a cash amount equal to the sum of the following amounts (minus specified agreed-upon liabilities, including agreed contingencies, potential working capital adjustments and expenses of the stockholders’ representative) under the merger agreement:
•	specified VLCY tax refunds received after the effective time of the merger, plus

•	the lesser of $4.0 million or the amount of specified post-signing tax refunds of VLCY received after the date of the merger agreement and on or prior to the date of the closing, which was $1.6 million, plus

•	a portion of funds held for a potential tax indemnity obligation, if such obligation is not paid to its beneficiary, plus

•	other amounts specified in the escrow agreement,
divided by the total number of shares of VLCY common stock outstanding as of the effective time of the merger.
The first CVR payment date was in September 2010 and $1.1 million was distributed to the escrow agent at that time for distribution to holders of the CVRs. A second CVR distribution will be made in June 2011 and the final distribution, if any, with respect to a potential tax indemnity obligation will be in October 2013. Additionally, as described in “Other Contingencies” below, any amounts due to CVR holders as a result of refunds received related to the Michigan tax payment will be distributed upon the final resolution of this agreed contingency.
The fair value of the liability for the CVRs is determined using a probability-weighted cash flow analysis which takes into consideration the likelihood, amount and timing of cash flows of each element of the pool of assets and liabilities included in the CVR. The determination of fair value of the CVRs involves significant assumptions and estimates, which are reviewed at each quarterly reporting date. As of December 31, 2010, a fair value of $7.4 million has been recorded as a liability for the remaining CVR payments. During the year ended December 31, 2010, a gain of $1.1 million was recorded in general and administrative expense to reflect a decrease in the estimated fair value of the CVR liability. The ultimate value of the CVRs is not known at this time; however, it is not expected to be more than $11 million and could be as low as the $1.1 million already distributed. Future changes in the estimate of the fair value of the CVRs will impact results of operations and could be material. As of December 31, 2010, restricted assets in an escrow account for the benefit of the CVRs were $4.2 million. The escrow account includes $3.0 million for a potential tax indemnity obligation, which, if such obligation is not triggered, will benefit the CVRs by $1.9 million with the remainder reverting back to the general cash of the Company. Further information regarding the fair value of the CVRs is included in Note 13 to the Consolidated Financial Statements.
Other Contingencies. Other contingencies are recorded when it is probable that a liability exists and the value can be reasonably estimated.
The Company had a potential indemnification liability related to state income taxes and related interest that had been assessed against ProQuest Information and Learning (“PQIL”). On August 27, 2010, PQIL received a decision and order of determination from the Michigan taxing authority. According to the determination of the Michigan taxing authority, PQIL was liable to the State of Michigan for unpaid taxes and interest in the amount of approximately $10.4 million. In order to expedite resolution of this matter and access the Michigan Court of Claims, the Company paid this indemnification liability to the state of Michigan on behalf of PQIL on September 7, 2010. The Company has filed an action in the Michigan Court of Claims to pursue a refund of the assessment. Management believes it is more likely than not that the Company’s position will be upheld in the Court of Claims and a $10.4 million tax receivable for the expected refund is recorded in other assets on the consolidated balance sheet as of December 31, 2010.
This indemnification liability was identified as an agreed contingency for purposes of the CVRs issued as part of the VLCY merger consideration. In accordance with the terms of the merger agreement, dated June 20, 2009, fifty percent (50%) of any amount that is paid or due and payable with respect to each agreed contingency would offset payments due under the CVRs from an amount held for such payments by Wells Fargo Bank, N.A., as escrow agent, in an escrow account. Upon payment of the approximately $10.4 million, the Company requested a disbursement to the Company from the escrow account in an amount equal to fifty percent (50%) of the payment, or approximately $5.2 million. This cash disbursement was received by the Company during the third quarter of 2010. On September 20, 2010, the Company amended the merger agreement and the escrow agreement to extend the term of the escrow agreement until the later of the full distribution of the escrow funds or the final resolution of the agreed contingency. The final resolution of the tax litigation or potential settlement could result in a refund ranging from zero to approximately $10.4 million. As of December 31, 2010, the fair value of the CVR includes a reduction of approximately $1.0 million related to this state income tax issue. This calculated reduction amount uses management assumptions related to the likelihood of any ultimate cash outflows for this agreed-upon contingency. However, the actual impact on the CVR could be up to one-half of the $10.4 million if PQIL’s position is not ultimately upheld. Additionally, if PQIL’s position is not ultimately upheld, the Company could incur up to $10.4 million of indemnification expense in future periods on its Statements of Operations, partially offset by any reduction to the CVRs liability.
Recently Issued Financial Accounting Standards
Information regarding recently issued accounting standards is included in Note 2 to the Consolidated Financial Statements, which is included in Item 8 of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We had outstanding at yearend $95.4 million of indebtedness under Cambium Learning’s senior secured credit facility (excluding the $2.9 million in outstanding letters of credit) and had outstanding at yearend $56.7 million of the senior unsecured notes due on April 11, 2014, which were issued on April 12, 2007. With the expiration of our interest rate swap on June 30, 2010, all of the indebtedness under Cambium Learning’s variable rate facilities would result in the interest rates under these facilities being limited by the maximum interest rate applicable to the facilities. Assuming an applicable tax rate of 38.5%, we expect that our annual earnings would decrease by approximately $0.6 million for each one percentage point increase in the rates applicable to Cambium Learning’s variable debt, and by $5.9 million for a ten percent increase in the variable component used in determining the interest rates applicable to Cambium Learning’s variable debt.
As described in “Liquidity and Capital Resources” and in Note 23 to the Consolidated Financial Statements, in February 2011, we closed an offering of $175 million aggregate principal amount of Notes (fixed rate) due 2017 and entered into a new $40 million asset-based revolving credit facility. We used a portion of the net proceeds from the offering to repay in full outstanding indebtedness under the secured credit facility and senior unsecured notes that existed as of December 31, 2010.
Foreign Currency Risk
We do not have material exposure to changes in foreign currency rates. As of December 31, 2010, we do not have any outstanding foreign currency forwards or option contracts.

Item 8.	Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cambium Learning Group, Inc.
We have audited the accompanying consolidated balance sheets of Cambium Learning Group, Inc. and subsidiaries (the “Company”), as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2011 expressed an unqualified opinion.
/s/ Whitley Penn LLP
Dallas, Texas
March 10, 2011

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cambium Learning Group, Inc.
We have audited Cambium Learning Group, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended, and our report dated March 10, 2011, expressed an unqualified opinion on those consolidated financial statements.
/s/ Whitley Penn LLP
Dallas, Texas
March 10, 2011

Report of Independent Registered Public Accounting Firm
To the Board of Managers and Members of VSS-Cambium Holdings, LLC:
We have audited the accompanying consolidated balance sheet of VSS-Cambium Holdings, LLC (a Delaware limited liability company) and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, members’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
Note 1 (Segments), as to which the date is March 26, 2010

Cambium Learning Group, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended December 31,
(In thousands, except per share data)	2010	2009	2008

Net revenues:
Product revenues	$160,778	$90,385	$89,207
Service revenues	20,482	10,663	10,524

Total net revenues	181,260	101,048	99,731

Cost of revenues:
Cost of product revenues	41,583	19,591	20,246
Cost of service revenues	18,308	7,257	7,463
Amortization expense	28,511	17,527	15,966

Total cost of revenues	88,402	44,375	43,675

Research and development expense	10,558	5,611	6,416
Sales and marketing expense	45,987	23,368	24,600
General and administrative expense	23,857	30,519	16,156
Shipping and handling costs	3,570	1,512	2,348
Depreciation and amortization expense	9,154	9,723	11,453
Goodwill impairment	—	9,105	75,966
Embezzlement and related expense (recoveries)	(353)	129	7,254

Total costs and expenses	181,175	124,342	187,868

Income (loss) before interest, other income (expense) and income taxes	85	(23,294)	(88,137)

Net interest income (expense):
Interest income	19	10	86
Interest expense	(17,311)	(19,487)	(18,520)

Net interest income (expense)	(17,292)	(19,477)	(18,434)

Gain from settlement with previous stockholders	—	—	30,202
Loss on extinguishment of debt	—	—	(5,632)
Other income (expense), net	674	(698)	(981)

Loss before income taxes	(16,533)	(43,469)	(82,982)

Income tax benefit	583	7,704	13,422

Net loss	$(15,950)	$(35,765)	$(69,560)

Net loss per common share:
Basic net loss per common share	$(0.36)	$(1.63)	$(3.39)
Diluted net loss per common share	$(0.36)	$(1.63)	$(3.39)

Average number of common shares and equivalents outstanding:
Basic	44,322	21,994	20,493
Diluted	44,322	21,994	20,493
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
(In thousands, except per share data)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$11,831	$13,345
Accounts receivable, net	31,627	19,127
Inventory	22,015	19,812
Deferred tax assets	3,703	6,267
Restricted assets, current	3,064	9,755
Other current assets	3,937	6,010

Total current assets	76,177	74,316

Property, equipment and software at cost	32,944	24,951
Accumulated depreciation and amortization	(7,838)	(4,294)

Property, equipment and software, net	25,106	20,657

Goodwill	151,915	151,915
Acquired curriculum and technology intangibles, net	33,063	44,695
Acquired publishing rights, net	38,707	52,312
Other intangible assets, net	22,132	28,133
Pre-publication costs, net	7,834	5,464
Restricted assets, less current portion	12,641	14,930
Other assets	15,487	1,419

Total assets	$383,062	$393,841

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable — line of credit	$—	$5,000
Current portion of long-term debt	1,280	1,280
Current portion of capital lease obligations	378	443
Accounts payable	6,465	2,308
Contingent value rights, current	1,623	3,950
Accrued expenses	22,888	23,920
Deferred revenue, current	34,140	21,465

Total current liabilities	66,774	58,366

Long-term liabilities:
Long-term debt, less current portion	150,850	150,487
Capital lease obligations, less current portion	12,317	12,695
Deferred revenue, less current portion	3,416	2,716
Contingent value rights, less current portion	5,746	5,649
Other liabilities	19,947	24,156

Total long-term liabilities	192,276	195,703

Commitments and contingencies (See Note 19)

Stockholders’ equity:
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at December 31, 2010 and 2009)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 43,869 and 43,859 shares issued and outstanding at December 31, 2010 and 2009)	44	44
Capital surplus	259,887	258,789
Accumulated deficit	(135,218)	(119,268)
Other comprehensive income (loss):
Pension and postretirement plans	(702)	206
Net unrealized gain on securities	1	1

Accumulated other comprehensive income (loss)	(701)	207

Total stockholders’ equity	124,012	139,772

Total liabilities and stockholders’ equity	$383,062	$393,841

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in thousands)	2010	2009	2008
Operating activities:
Net loss	$(15,950)	$(35,765)	$(69,560)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	37,665	27,250	27,419
Goodwill impairment	—	9,105	75,966
Gain from settlement with previous stockholders	—	—	(30,202)
Gain from recovery of property held for sale	—	—	(1,578)
Loss on extinguishment of debt — unamortized debt issuance costs	—	—	4,594
Non-cash interest expense	2,124	2,309	1,701
Amortization of deferred financing costs	—	—	604
Loss (gain) on derivative instruments	(992)	(1,390)	848
Change in fair value of contingent value rights obligation	(1,124)	—	—
Loss on disposal of assets	89	2	—
Stock-based compensation and expense	1,085	37	(618)
Issuance of subscription rights	—	2,222	—
Deferred income taxes	(1,063)	(7,975)	(13,526)

Changes in operating assets and liabilities:
Accounts receivable, net	(12,500)	2,306	(1,041)
Inventory	(2,203)	4,725	(3,152)
Other current assets	2,073	3,022	(355)
Other assets	(14,068)	1,579	(15)
Restricted assets	8,980	(7,948)	—
Accounts payable	4,157	(1,812)	(2,941)
Accrued expenses	(40)	4,980	(2,651)
Deferred revenue	13,375	497	480
Other long-term liabilities	(1,447)	(1,115)	172
Other, net	—	(95)	—

Net cash provided by (used in) operating activities	20,161	1,934	(13,855)

Investing activities:
Cash paid for acquisitions, net of cash acquired	(1,106)	(9,697)	(112)
Expenditures for property, equipment, software and pre-publication costs	(13,335)	(3,395)	(3,201)
Settlement proceeds from previous stockholders	—	—	30,202

Net cash provided by (used in) investing activities	(14,441)	(13,092)	26,889

Financing activities:
Repayment of debt	(1,761)	(5,585)	(24,280)
Principal payments under capital lease obligations	(443)	(289)	(226)
Borrowings under revolving credit agreement	19,000	10,000	5,000
Payment of revolving credit facility	(24,000)	(10,000)	—
Proceeds from capital contributions	(30)	2,959	684
Proceeds from issuance of common stock in connection with the merger	—	25,000	—
Borrowings from affiliates	—	—	7,000

Net cash provided by (used in) financing activities	(7,234)	22,085	(11,822)

Increase (decrease) in cash and cash equivalents	(1,514)	10,927	1,212

Cash and cash equivalents, beginning of year	13,345	2,418	1,206

Cash and cash equivalents, end of year	$11,831	$13,345	$2,418

Supplemental disclosure of cash flow information:
Income taxes paid (refunded)	$15	$(3,080)	$742
Interest paid	12,002	16,936	16,215

Supplemental disclosure of noncash investing and financing activities:
Non-cash acquisition costs paid	—	86,546	—
Conversion of unsecured notes payable — affiliates	—	—	7,000
Assets received in settlement — property held for sale	—	—	1,578
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ and Members’ Equity and Comprehensive Income (Loss)

			Additional		Accumulated Other
	Common Stock		Paid in	Members’	Comprehensive	Accumulated
(Dollars and shares in thousands)	Shares	Par Value	Capital	Interest	Income	Deficit	Total

Balance at December 31, 2007	—	$—	$—	$144,023	$—	$(13,943)	$130,080

Capital contribution by members	—	—	—	7,684	—	—	7,684
Net loss	—	—	—	—	—	(69,560)	(69,560)

Balance at December 31, 2008	—	—	—	151,707	—	(83,503)	68,204

Capital contribution by members	—	—	—	2,959	—	—	2,959
Conversion of members’ interests to common shares in connection with the merger (a)	20,493	20	154,646	(154,666)	—	—	—
Issuance of common stock to members in exchange for a $25 million capital contribution in connection with the merger	3,846	4	24,996	—	—	—	25,000
Issuance of common stock to Voyager stockholders in connection with the merger	19,520	20	76,888	—	—	—	76,908
Issuance of subscription rights in connection with the merger	—	—	2,222	—	—	—	2,222
Stock-based compensation and expense	—	—	37	—	—	—	37

Comprehensive income (loss):
Net loss	—	—	—	—	—	(35,765)	(35,765)
Pension plan	—	—	—	—	206	—	206
Unrealized gain on securities	—	—	—	—	1	—	1

Total comprehensive income (loss)							(35,558)

Balance at December 31, 2009	43,859	44	258,789	—	207	(119,268)	139,772

Issuance of restricted stock	10	—	25	—	—	—	25
Stock-based compensation and expense	—	—	1,103	—	—	—	1,103
Distribution of former members’ interest	—	—	(30)	—	—	—	(30)

Comprehensive income (loss):
Net loss	—	—	—	—	—	(15,950)	(15,950)
Pension plan	—	—	—	—	(908)	—	(908)

Total comprehensive income (loss)							(16,858)

Balance at December 31, 2010	43,869	$44	$259,887	$—	$(701)	$(135,218)	$124,012

(a)	As the previous members are also majority stockholders in Cambium Learning Group, Inc., the common shares issued on December 8, 2009 in connection with the merger will be considered outstanding for all periods presented for purposes of calculating earnings per share.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
Note 1 — Basis of Presentation
Cambium Learning Group, Inc. Cambium Learning Group, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in June 2009. On December 8, 2009, the Company completed the mergers of Voyager Learning Company (“VLCY”) and VSS-Cambium Holdings II Corp. (“Cambium”) into two of its wholly-owned subsidiaries, resulting in VLCY and Cambium becoming wholly-owned subsidiaries. Following the completion of the mergers, all of the outstanding capital stock of VLCY’s operating subsidiaries, Voyager Expanded Learning, Inc. and LAZEL, Inc., was transferred to Cambium Learning, Inc., Cambium’s operating subsidiary (“Cambium Learning”).
The results of VLCY are included in the Company’s operations beginning with the December 8, 2009 merger date; therefore the 2009 financials include VLCY for the last 23 days of 2009 and the results of the Company for that full year. The transaction was accounted for as an “acquisition” of VLCY by Cambium, as that term is used under U.S. GAAP, for accounting and financial reporting purposes under the applicable accounting guidance for business combinations. In making this determination, management considered that (a) the newly developed entity did not have any significant pre-combination activity and, therefore, did not qualify to be the accounting acquirer and (b) the former sole stockholder of Cambium is the majority holder of the combined entity, while the prior owners of VLCY became minority holders in the combined entity. As a result, the historical financial statements of Cambium have become the historical financial statements of the Company.
Fiscal Year. The consolidated financial statements present the Company as of a calendar year ending on December 31.
Nature of Operations. The Company operates in three business segments: Voyager, a comprehensive intervention business; Sopris, a supplemental solutions education business; and Cambium Learning Technologies, a technology-based education product business.
Voyager offers reading, math and professional development programs targeted towards the at-risk and special education student populations. Voyager materials, offered online and via print, are tailored to meet the needs of these students and differ considerably from traditional instructional materials in design, approach and intensity. Lessons are based on scientific research and are carefully designed to effectively and efficiently address each of the strategies and skills necessary to improve the abilities of struggling students.
Sopris focuses on providing a diverse, yet comprehensive collection of printed and electronic supplemental education materials to complement core programs and to provide intense remediation aimed at specific skill deficits. When compared to products offered by the Company’s other business units, Sopris products tend to be more narrowly-tailored and target a smaller, more specific audience.
Cambium Learning Technologies leverages technology to deliver subscription-based websites, online libraries, software and equipment designed to help students reach their potential in grades K through 12 and beyond. Cambium Learning Technologies products are offered under four different industry leading brands: Learning A-Z, ExploreLearning, Kurzweil Educational Systems and IntelliTools.
Segments. The Company operates as three reportable segments with separate management teams and infrastructures that offer various products and services: Voyager, the Company’s comprehensive intervention business; Sopris, the Company’s supplemental solutions education business; and Cambium Learning Technologies, the Company’s technology-based education product business. Prior to the merger transaction completed on December 8, 2009, the Company had two reportable segments: Published Products and Learning Technologies. See Note 21 for further information on the Company’s reportable segments.
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
Principles of Consolidation. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries: Voyager Learning Company, Cambium Education, Inc., LAZEL, Inc., Cambium Learning, Inc., and Kurzweil/IntelliTools, Inc. All inter-company accounts and transactions are eliminated in consolidation.

Revenue Recognition. In October 2009, new guidance was issued regarding multiple-deliverable revenue arrangements and certain arrangements that include software elements. This guidance requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. In addition to requiring that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method, the guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence (“VSOE”), if available, (2) third party evidence (“TPE”), if vendor-specific objective evidence is not available, and (3) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. It also removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. This guidance must be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Effective January 1, 2010, the Company adopted this guidance on a prospective basis for all new or materially modified arrangements entered into after the adoption date. As a result of this change in methodology, revenues were approximately $0.5 million higher than they would have been under the prior guidance.
Revenues are derived from sales of reading, math and science, and professional development solutions to school districts primarily in the United States. Sales include printed materials and often online access to educational materials for individual students, teachers, and classrooms. Revenue from the sale of printed materials for reading and math products is recognized when the product is shipped to or received by the customer, depending on the shipping terms of the arrangement. Revenue for product support, training and implementation services, and online subscriptions is recognized over the period services are delivered. Revenue for the online content sold separately or included with certain curriculum materials is recognized ratably over the subscription period, typically a school year. Revenue for the Company’s professional development courses, which can include an Internet delivery component, is recognized over the contractual delivery period. ExploreLearning and Learning A-Z derive revenue exclusively from sales of online subscriptions to their reading, math and science teaching websites and related training and professional development. Typically, the subscriptions are for a twelve- to twenty-four-month period and the revenue is recognized ratably over the period the online access is available to the customer.
The division of revenue between shipped materials, online materials, and ongoing support and services was determined in accordance with the new accounting guidance for revenue arrangements with multiple deliverables. The Company is not able to establish VSOE for each deliverable. Whenever VSOE cannot be established, the Company reviews the offerings of competitors to determine whether TPE can be established. TPE is determined based on the prices charged by the Company’s competitors for a similar deliverable when sold separately. It may be difficult to obtain sufficient information on competitor pricing to substantiate TPE and therefore the Company may not always be able to use TPE.
The Company also uses BESP to determine the selling price of certain deliverables. BESP was primarily used for the printed materials for product lines acquired in the VLCY acquisition, which have historically been priced on a bundled basis with the related online materials. The determination of BESP considers the anticipated margin on that deliverable, the selling price and profit margin for similar parts or services, and the Company’s ongoing pricing strategy and policies.
The Company plans to analyze the selling prices used in the allocation of arrangement consideration at least annually. Selling prices will be analyzed on a more frequent basis if a significant change in the business necessitates a more timely analysis or if the Company experiences significant variances in selling prices.
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
The Company enters into agreements to license certain publishing rights and content. The Company recognizes the revenue from these agreements when the license amount is fixed and determinable, collection is reasonably assured, and the license period has commenced. For those license agreements that require delivery of additional materials as part of the license agreement, the revenue is recognized when the product is received by the customer. Shipments to school book depositories are on consignment and revenue is recognized based on shipments from the depositories to the schools.

Accounts Receivable. Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.6 million at yearend 2010 and $0.3 million at yearend 2009. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of returns as well as other factors that in the Company’s judgment could reasonably be expected to cause sales returns to differ from historical experience. A reconciliation of the accounts receivable reserve is shown in the table below for the periods indicated:

(in thousands)	2008	2009	2010

Beginning accounts receivable reserve	$695	$706	$316
Charged to costs and expenses	18	5	62
Charged to other accounts (1)	(5)	12	218
Recoveries	—	11	2
Write-offs	(2)	(418)	(41)
Other	—	—	—

Ending accounts receivable reserve	$706	$316	$557

(1)	Charges to other accounts include sales returns
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

	For the Years Ended December 31,
(in thousands)	2010	2009	2008

Basic	44,322	21,994	20,493
Dilutive effect of awards	—	—	—

Diluted	44,322	21,994	20,493

Antidilutive securities:
Options	3,757	2,256	—
Warrants	105	72	—
Subscription rights	6,509	4,711	—
As the previous members of VSS-Cambium Holdings, LLC are also majority stockholders in Cambium Learning Group, Inc., 20.5 million of common shares issued on December 8, 2009 in connection with the merger were considered outstanding for the periods from January 1, 2009 to the merger date and the year ended December 31, 2008. The 20.5 million shares reflect the number of shares issued to the sole stockholder of Cambium at the merger date in consideration of its pre-merger equity interest. The weighted-average shares outstanding for the year ended December 31, 2009 includes an additional 3.8 million shares issued to the sole stockholder in exchange for a $25 million contribution made at the time of the merger and 19.5 million shares issued to VLCY stockholders, as well as 0.4 million shares related to a warrant issued to the sole stockholder for which all contingencies have been resolved and that requires little consideration to exercise. The weighted-average shares outstanding for the year ended December 31, 2010 includes an additional 10 thousand shares of restricted stock. See Note 17 for further information on these awards.
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

Estimated Useful Life
Building	35 years
Land improvements	19 years
Machinery and equipment	8 - 15 years
Furniture and fixtures	8 years
Computer equipment and software	3 - 5 years
Leasehold improvements	Lesser of useful life or lease term
Expenditures for maintenance and repairs, as well as minor renewals, are charged to operations as incurred, while improvements and major renewals are capitalized.
Purchased and Developed Software. Purchased and developed software includes the costs to purchase third party software and to develop internal-use software. The Company follows applicable guidance for the costs of computer software developed or obtained for internal use for capitalizing software projects. Software costs are amortized over the expected economic life of the product, generally three to five years. At December 31, 2010 and 2009, unamortized capitalized software was $7.3 million and $3.4 million, respectively, which included amounts of software under development of $1.2 million and $0.6 million, respectively.
Acquired Curriculum and Technology. Acquired curriculum and technology represents curriculum and developed technology acquired in the acquisitions of VLCY in 2009, certain assets of Tobii Assistive Technology, Inc. in 2008 and Cambium Learning in 2007 and is the initial purchase accounting value placed on the past development and refinement of the core methodologies, processes, measurement techniques, and technologies by which the Company structures curriculum. Acquired curriculum and technology is being amortized using an accelerated method over six to seven years, as it has an economic benefit declining over the estimated useful life. Acquired curriculum and technology is presented net of accumulated amortization of $16.0 million and $4.3 million as of yearend 2010 and 2009, respectively.
Acquired Publishing Rights. A publishing right allows the Company to publish and republish existing and future works, as well as transform, adapt, or create new works based on previously published materials. The Company determines the fair market value of the publishing rights arising from business combinations by discounting the after-tax cash flows projected to be derived from the publishing rights and titles to their net present value using a rate of return that accounts for the time value of money and the appropriate degree of risk. The useful life of the publishing rights is based on the lives of the various titles involved, which is generally ten years. The Company calculates amortization using either the straight-line method or the percentage of the projected discounted cash flows derived from the titles in the current year as a percentage of the total estimated discounted cash flows over the remaining useful life. The Company periodically reviews the recoverability of the publishing rights based on expected net realizable value, and generally retires the assets once fully depreciated. Acquired publishing rights are presented net of accumulated amortization of $51.6 million and $38.0 million as of yearend 2010 and 2009, respectively.
Pre-Publication Costs. The Company capitalizes certain pre-publication costs of its curriculum including art, prepress, editorial, and other costs incurred in the creation of the master copy of its curriculum products. Pre-publication costs are amortized over the expected life of the education program, generally on an accelerated basis over a period of five years. The amortization methods and periods chosen reflect the expected sales generated by the education programs. The Company periodically reviews the recoverability of the capitalized costs based on expected net realizable value, and generally retires the assets once fully depreciated. Pre-publication costs are presented net of accumulated amortization of $5.3 million and $2.9 million as of yearend 2010 and 2009, respectively.
Goodwill and Other Intangible Assets. Goodwill and other intangible assets are related to the acquisitions of VLCY in 2009, certain assets of Tobii Assistive Technology, Inc. in 2008 and Cambium Learning in 2007. Other intangible assets include tradenames/trademarks, reseller networks, customer relationships/lists, and conference attendee relationships, which are being amortized on a straight-line basis over estimated lives ranging from six to sixteen years. Other intangible assets are presented net of accumulated amortization of $27.5 million and $26.2 million as of yearend 2010 and 2009, respectively.
See Note 7 herein for further discussion of the Company’s review of goodwill and the related impairment charge recognized in the year ended December 31, 2009.

Depreciation and Amortization. Depreciation and amortization for the years ended December 31, 2010, December 31, 2009, and December 31, 2008 was broken out as follows:

	For the Years Ended December 31,
(in thousands)	2010	2009	2008

Acquired publishing rights	$13,605	$13,949	$13,566
Acquired curriculum and technology	11,632	1,852	1,328
Pre-publication costs	2,450	1,707	1,072
Internally developed software related to product	824	19	—

Total amortization included in cost of revenues	28,511	17,527	15,966

Tradenames and trademarks	1,467	1,349	1,330
Other intangible assets	4,534	6,555	8,650
Property, equipment and software	3,153	1,819	1,473

Total depreciation and amortization included in operating expenses	9,154	9,723	11,453

Total depreciation and amortization	$37,665	$27,250	$27,419

Impairment of Long Lived Assets. The Company reviews the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate net book value may not be recoverable from the estimated undiscounted future cash flows. If the review indicates any assets are impaired, the impairment of those assets is measured as the amount by which the carrying amount exceeds the fair value as estimated by either quoted market prices or discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal. The determination whether the Company’s definite-lived intangible assets are impaired involves significant assumptions and estimates, including projections of future cash flows, the percentage of future revenues and cash flows attributable to the intangible assets, asset lives used to generate future cash flows, and royalty relief savings attributable to trademarks. For the years ended December 31, 2010, 2009 and 2008, no impairment was indicated.
Deferred Costs. Certain up-front costs associated with completing the sale of the Company’s products are deferred and recognized as the related revenue is recognized.
Advertising Costs. The Company, from time to time, ships products to prospective customers as samples. Samples costs are expensed to sales and marketing expense upon shipment and totaled $3.2 million, $1.5 million, and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Other costs of advertising, which include advertising, print, and photography expenses, are expensed as incurred and totaled $1.3 million, $2.9 million, and $4.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company recognizes catalog expense when the catalog is mailed to potential customers. The cost to print the catalog is recorded in prepaid expenses on the Consolidated Balance Sheets until such time that the catalog is mailed.
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
Stock-Based Compensation. The Company accounts for its stock-based compensation in accordance with applicable accounting guidance for share-based payments. This guidance requires all share-based payments to be recognized in the Consolidated Statement of Operations based on their fair values. Compensation costs for awards with graded vesting are recognized on a straight-line basis over the anticipated vesting period.
Recently Issued Financial Accounting Standards.
In October 2009, new guidance was issued regarding multiple-deliverable revenue arrangements and certain arrangements that include software elements. See “Revenue Recognition” above for disclosures related to the Company’s adoption of this guidance.
In January 2010, new guidance was issued regarding improving disclosures about fair value measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net, basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which will be effective for the Company as of January 1, 2011, the remaining new disclosure requirements were effective for the Company as of January 1, 2010. The Company has included these new disclosures, as applicable, in Note 13 to the Consolidated Financial Statements.
In December 2010, new guidance was issued regarding the disclosure of supplementary pro forma information for business combinations. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 with early adoption permitted. The Company will make the required disclosures for any business combination that closes on or after January 1, 2011.
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

Year/Period	Amount
(in thousands)

2007 and prior	12,196
2008	1,800

Total Embezzlement Loss	$13,996

In addition to these losses, the Company has incurred fees and expenses as a result of the embezzlement totaling $5.5 million in 2008, net of recoveries. In 2008, the Company took possession of five boats which were purchased by the former employee using the embezzled funds. As of December 31, 2008, the boats had an appraised value of $1.6 million and were netted against the fees and expenses incurred as a result of the embezzlement. In the year ended December 31, 2009, the Company incurred fees and expenses as a result of the embezzlement totaling $0.1 million, net of recoveries. In the year ended December 31, 2010, the Company received net recoveries of ($0.4) million.
When the Company acquired Cambium Learning and its subsidiaries on April 12, 2007, $20.0 million of the purchase price was held in escrow. Pursuant to an agreement dated July 10, 2008 by and between the former stockholders of the predecessor company and the members of the successor company, the remaining escrow amount was distributed in its entirety to VSS-Cambium Settlement Fund, LLC (Settlement Fund), acting as an agent for Cambium Learning. Also, the former stockholders of the predecessor company agreed to contribute an additional $9.3 million to the Settlement Fund. The total settlement of $30.2 million, including interest income of $0.9 million, was distributed to Cambium Learning and used to cover costs and pay down a portion of the senior credit facility. Since the embezzlement was discovered after the initial purchase allocation, the entire settlement amount was recorded as a gain from settlement with previous stockholders on the accompanying Consolidated Statements of Operations. The former stockholders also agreed to forego any claims or rights to any amount held in escrow in exchange for which the members of VSS-Cambium Holdings, LLC indemnified the former stockholders from any claims in connection with the Embezzlement Matter.

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
The acquisition was accounted for as a purchase transaction. The consolidated financial statements of the Company include the results of VLCY from December 8, 2009, the date of acquisition. The purchase price was allocated among tangible and intangible assets acquired and liabilities assumed based on fair values at the transaction date. The excess of the purchase price over the acquired tangible and intangible assets and liabilities was recorded as goodwill. The Company acquired the stock of VLCY and, therefore, the additional goodwill resulting from this transaction is not expected to be tax deductible. Acquisition costs of zero, $13.6 million, and $26,000 are included in general and administrative expenses in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008, respectively.
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

The fair value of Company shares issued to VLCY shareholders of $76.9 million was determined using a per share value of $3.94 multiplied by the 19.5 million shares issued. The $3.94 fair value per share was determined using a volume-weighted average of the five days before and after the end of a settling in period that the Company determined began as of the date trading began on December 9, 2009 and continued through December 31, 2009.
The first CVR payment date was in September 2010 and $1.1 million was distributed to the escrow agent at that time for distribution to holders of the CVRs. A second CVR distribution will be made in June 2011 and the final distribution, if any, with respect to a potential tax indemnity obligation will be in October 2013. Additionally, as described in Note 19, any amounts due to CVR holders as a result of refunds received related to the Michigan tax payment will be distributed upon the final resolution of this agreed contingency.
The fair value of the liability for the CVRs is determined using a probability weighted cash flow analysis which takes into consideration the likelihood, amount and timing of cash flows of each element of the pool of assets and liabilities included in the CVR. The determination of fair value of the CVRs involves significant assumptions and estimates, which are reviewed at each quarterly reporting date. As of December 31, 2010, a fair value of $7.4 million has been recorded as a liability for the remaining CVR payments. During 2010, a gain of $1.1 million was recorded in general and administrative expense to reflect a decrease in the estimated fair value of the CVR liability. The ultimate value of the CVRs is not known at this time; however, it is not expected to be more than $11 million and could be as low as the $1.1 million already distributed. Future changes in the estimate of the fair value of the CVRs will impact results of operations and could be material. As of December 31, 2010, restricted assets in an escrow account for the benefit of the CVRs were $4.2 million. See Note 13 for further information on the fair value of the CVRs and related escrow trust.

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
Goodwill purchased in the acquisition has been allocated to the Company’s Voyager and Cambium Learning Technologies reporting units as $24.9 million and $19.7 million, respectively. Valuations were established giving consideration to the three basic approaches to value with the method or methods applied for each asset depending on the nature of the asset and the type and reliability of information available for the analysis and were based upon the Company’s projected revenue growth assumptions through each asset’s estimated useful life. Discounted cash flows were based upon the Company’s weighted-average cost of capital of 25% and an estimated effective tax rate of 38% at the time of the mergers. Curriculum and technology and customer relationships were valued using a form of the income approach known as the excess earnings method. Tradenames and trademarks were valued using a form of the income approach known as the relief-from-royalty method.
Supplemental Pro Forma Information
After the December 8, 2009 acquisition date, the VLCY acquisition contributed $4.5 million of net revenues and a pretax loss of $1.5 million to the Company’s consolidated 2009 results. The following unaudited supplemental pro forma information presents the results of operations as if the VLCY acquisition had occurred at the beginning of the reporting period:

Year Ended
(in thousands) (unaudited)	December 31, 2009
Net revenues	$188,211
Loss before income taxes	(61,270)
Net loss	(61,270)

Net loss per share — basic and diluted	$(1.38)

The supplemental pro forma information has been adjusted to include:
•	the pro forma impact of the amortization of intangible assets and the reduction in deferred revenue and related deferred costs based on the purchase price allocation;

•	the pro forma impact of reduced interest income lost as a result of the $58.0 million of cash used in the purchase price consideration (net of $25.0 million contributed by the sole stockholder of the Company at the time of the merger);

•	the pro forma impact of certain employment agreements and stock option grants entered into on the effective date of the merger, as well as the impact of certain contractual obligations, severance, retention, and other payments that became payable as a result of the merger;

•	the elimination of merger transaction costs incurred by the Company and VLCY; and

•	the pro forma tax effect of the merger, which was estimated using a combined company effective tax rate of 0%.
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
Acquisition of Certain Assets of Tobii Assistive Technology, Inc.
On July 25, 2008, Cambium acquired certain intellectual property rights and an inventory of titles with related author agreements of Tobii Assistive Technology, Inc., a Massachusetts corporation, for $112,003. The cash used to fund this acquisition came from the Company’s general working capital. The purchase price was allocated as follows: $52,003 to goodwill (deductible for tax purposes), $39,000 to customer lists and $21,000 to developed technology. The customer lists and developed technology are amortized on a straight-line basis over their useful lives of two years and three years, respectively.
Note 5 — Income Taxes
Losses before income taxes for the years ended December 31, 2010, 2009 and 2008 were all attributable to the United States.
Income tax benefit attributable to income included the following:

	Years Ended December 31,
(in thousands)	2010	2009	2008
Current income tax expense (benefit):
United States federal	$1	$—	$—
State and local	888	272	103

Current income tax expense	889	272	103

Deferred income tax benefit
United States federal	—	(5,571)	(11,951)
State and local	(1,472)	(2,405)	(1,574)

Deferred income tax benefit	(1,472)	(7,976)	(13,525)

Income tax benefit	$(583)	$(7,704)	$(13,422)

Reconciliation of income tax benefit and the domestic federal statutory income tax benefit is as follows:

	Years Ended December 31,
(in thousands)	2010	2009	2008
Statutory federal income tax benefit	$(5,787)	$(15,214)	$(29,044)

Increase (reduction) from:
State taxes (net of federal benefit)	(584)	(1,378)	(1,057)
Goodwill impairment	—	3,187	26,588
Purchase price adjustment	—	—	(10,244)
Merger transaction expenses	—	4,745	—
Change in valuation allowance	6,436	625	122
Other	(648)	331	213

Income tax benefit	$(583)	$(7,704)	$(13,422)

Deferred income taxes are primarily provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of each type of temporary difference and carryforward that give rise to a significant portion of deferred tax assets (liabilities) at the end of fiscal 2010 and 2009 were as follows:

(in thousands)	2010	2009
Deferred tax assets are attributable to:
Net operating loss carryforwards	$18,682	$25,916
Tax credit carryforwards	7,673	7,670
Reserves	4,940	7,164
Inventory	5,697	4,435
Deferred financing costs	1,569	2,317
Embezzlement loss	1,404	1,528
Fixed assets	1,472	1,039
Other	728	738

Total gross deferred tax assets	42,165	50,807
Valuation allowance	(18,645)	(14,312)

Net deferred tax assets	23,520	36,495

Deferred tax liabilities are attributable to:
Intangibles	(24,308)	(33,981)
Deferred revenue	(38)	(4,403)

Total gross deferred tax liabilities	(24,346)	(38,384)

Net deferred tax liability	$(826)	$(1,889)

The deferred tax asset (liability) is classified as follows:

(in thousands)	2010	2009
Short-term deferred tax asset	$3,703	$6,267
Long-term deferred tax liability	(4,529)	(8,156)

Net deferred tax asset (liability)	$(826)	$(1,889)

The net increase in the valuation allowance in 2010 was $4.3 million. The valuation allowance increased during 2010 primarily because it offset the increase in the deferred tax asset derived from pre-tax losses. As of December 31, 2010, there is no amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill.
The net increase in the valuation allowance in 2009 was $11.5 million. The valuation allowance increased during 2009 primarily because of the acquisition of VLCY. VLCY had established a valuation allowance of $12.1 million as of the date of acquisition against all of its Federal and unitary state net deferred tax assets. The inclusion of Cambium’s net deferred tax liabilities decreased VLCY’s valuation allowance approximately $1.8 million. Post acquisition, increases in the Company’s deferred tax assets were offset by increases in the valuation allowance. As of December 31, 2009, there is not any amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill.

At December 31, 2010, the amounts and expiration dates of loss and tax credit carryforwards were as follows:

	Amount as of	Expire or start expiring
(in thousands)	December 31, 2010	at the end of:
U.S. net operating loss (1)	$49,908	2028

State net operating loss carryforward (net):
State tax net operating losses	1,214	2012-2028

Tax credits:
Minimum tax credit	7,254	Carry forward indefinitely
Research and development tax credit	419	2014-2021

Total tax credits	7,673

(1)	$35.7 million of the U.S net operating loss (NOL) above is related to the VLCY acquisition. The utilization of this NOL is subject to an annual limitation of $7.1 million.
Income taxes paid, net of tax refunds, were $15 thousand for fiscal year 2010. Income taxes refunded, net of tax payments, were $3.1 million for fiscal year 2009. $3.4 million of the income taxes received during 2009 were deposited into escrow pursuant to the CVR obligation in connection with the merger agreement. Income taxes paid, net of refunds, for fiscal year 2008 were $0.7 million.
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
Uncertain Tax Positions
The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in the financial statements. For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in the financial statements is recorded on the Consolidated Balance Sheets as an unrecognized tax benefit (“UTB”). The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities. A reconciliation of the change in the UTB balance from January 1, 2010 to December 31, 2010, and January 1, 2009 to December 31, 2009, is as follows:

(in thousands)	2010	2009
Balance at the beginning of the year	$15,437	$—
Increases for acquisitions during the period	—	14,685
Increases for tax positions taken during the period	—	752
Decreases for expiration of the statute of limitations	(5,058)	—
Decreases relating to settlements	(3,181)	—

Balance at the end of the year	$7,198	$15,437

The Company estimates it is reasonably possible that approximately $0.1 million in unrecognized tax benefits will be recognized in 2011 due to the statute of limitations expiring. Of this amount and included in the balance of unrecognized tax benefits at December 31, 2010 are approximately $0.8 million of tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining uncertain tax positions would not affect the effective tax rate, but would instead increase or would have increased available tax attributes. However, the recognition of the tax attribute would be offset by an increase in the deferred tax asset valuation allowance resulting in no net impact in the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company recognized no penalties and immaterial amounts for interest (gross) during 2010 and, as of December 31, 2010, has a liability for interest (gross) of approximately $0.1 million.
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
Note 6 — Property, Equipment and Software
Balances of major classes of assets and accumulated depreciation and amortization consist of the following:

	Year Ended December 31,
	2010	2009
Land and building	$13,360	$13,360
Furniture and fixtures	1,187	775
Machinery, computers and equipment	6,947	5,867
Software	10,431	4,619
Leasehold improvements	1,019	330

Total	32,944	24,951
Less accumulated depreciation and amortization	7,838	4,294

Property,equipment and software, net	$25,106	$20,657

Note 7 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2010 and December 31, 2009 are as follows:

(in thousands)	Publishing	Voyager	Sopris	CLT	Total
Balance as of December 31, 2008
Goodwill	$153,533	$—	$—	$38,806	$192,339
Accumulated impairment losses	(75,966)	—	—	—	(75,966)

	77,567	—	—	38,806	116,373

Goodwill impairment	(9,105)	—	—	—	(9,105)
Allocation of Publishing goodwill among Voyager and Sopris segments	(68,462)	51,162	17,300	—	—
Goodwill from acquisitions	—	24,923	—	19,724	44,647

Balance as of December 31, 2009
Goodwill	—	161,156	17,300	58,530	236,986
Accumulated impairment losses	—	(85,071)	—	—	(85,071)

	—	76,085	17,300	58,530	151,915

Goodwill impairment	—	—	—	—	—

Goodwill from acquisitions	—	—	—	—	—

Balance as of December 31, 2010
Goodwill	—	161,156	17,300	58,530	236,986
Accumulated impairment losses	—	(85,071)	—	—	(85,071)

	$—	$76,085	$17,300	$58,530	$151,915

In accordance with applicable accounting guidance, goodwill and other indefinite-lived intangible assets are not amortized but are instead reviewed for impairment at least annually and if a triggering event is determined to have occurred in an interim period. The Company’s annual impairment testing is performed as of December 1 of each year.
The Company performed the 2010 yearend impairment analysis using four reporting units: Voyager; Sopris; the Learning A-Z and ExploreLearning subscription businesses from the Cambium Learning Technologies segment; and the Kurzweil and IntelliTools businesses from the Cambium Learning Technologies segment. As noted in the table above, the goodwill balances reported by the Voyager and Sopris reporting units at December 31, 2010 were $76.1 million and $17.3 million, respectively. Of the December 31, 2010 goodwill balance recorded in the Cambium Learning Technologies segment, $38.8 million is attributable to the Kurzweil and Intellitools reporting unit and $19.7 million is attributable to the Learning A-Z and Explore Learning reporting unit. In the first step of the impairment test for fiscal year 2010, the fair market value of each reporting unit was determined using an income approach and was dependent on multiple assumptions and estimates, including future cash flow projections with a terminal value multiple and the discount rate used to determine the expected present value of the estimated future cash flows. Future cash flow projections were based on management’s best estimates of economic and market conditions over the projected period, including industry fundamentals such as the state of educational funding, revenue growth rates, future costs and operating margins, working capital needs, capital and other expenditures, and tax rates. The discount rate applied to the future cash flows was a weighted-average cost of capital and took into consideration market and industry conditions, returns for comparable companies, the rate of return an outside investor would expect to earn, and other relevant factors. The first step of impairment testing for fiscal 2010 showed that the fair value of each reporting unit exceeded its carrying value by at least 10%; therefore, no second step of testing was required.
In June 2009, the Company determined that the signing of the merger agreement was a triggering event requiring it to review goodwill for impairment. At the time of this review, the Company had two reporting units: Published Products and Learning Technologies. The first step of impairment testing as of June 30, 2009 showed that the carrying value of the Published Products unit exceeded its fair value and that the second step of testing was required for this unit. The second step requires the allocation of fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. The fair value was determined using an income approach based on forecasted operating results. As a result of the second step of the Company’s second quarter 2009 impairment test, the goodwill balance for the reporting unit as of the measurement date was determined to be partially impaired, and an impairment charge of $9.1 million was recorded as of June 30, 2009. As of the second quarter 2009, the estimated fair market value of the reporting unit was estimated to have fallen below the book value as a result of worsening and prolonged adverse developments in the overall education funding environment, including the reductions in Reading First funding effective 2008 and the reductions in available state and local funds.

In conducting the annual goodwill impairment testing for fiscal 2008, the Company compared the book value of goodwill attributed to the Published Products and Learning Technologies segments with the estimated fair market values of these segments. As of yearend 2008, the estimated fair market value of the Published Products segment was estimated to be less than the book value as a result of lower future cash flow projections, driven by adverse developments in the education funding environment at the federal and local level. An impairment charge of $76.0 million related to Published Products was recorded in 2008 as a result of these factors. These estimates of fair market are dependent on multiple assumptions and inputs, including industry fundamentals such as the state of educational funding and the actual performance and future projections of the Company.
The Company’s definite lived intangible assets and related accumulated amortization at the end of fiscal 2010 and 2009 consist of the following:

	Balance at			Balance at			Balance at
(in thousands)	December 31, 2008	Additions	Disposals	December 31, 2009	Additions	Disposals	December 31, 2010

Other intangible assets — gross book value:
Publishing rights	$90,300	$—	$—	$90,300	$—	$—	$90,300
Trademark	15,580	2,169	—	17,749	—	—	17,749
Customer relationships	13,739	5,380	—	19,119	—	(39)	19,080
Contracts	2,100	—	—	2,100	—	(2,100)	—
Acquired curriculum and technology	6,321	42,700	—	49,021	—	—	49,021
Reseller network	12,300	—	—	12,300	—	—	12,300
Conference attendees	500	—	—	500	—	—	500
Non-compete	2,600	—	—	2,600	—	(2,600)	—

Total other intangibles — gross book value	143,440	50,249	—	193,689	—	(4,739)	188,950

Other intangible assets — accumulated amortization:
Publishing rights	(24,039)	(13,949)	—	(37,988)	(13,605)	—	(51,593)
Trademark	(2,460)	(1,349)	—	(3,809)	(1,467)	—	(5,276)
Customer relationships	(7,175)	(2,915)	—	(10,090)	(2,585)	39	(12,636)
Contracts	(1,487)	(555)	—	(2,042)	(58)	2,100	—
Acquired curriculum and technology	(2,474)	(1,852)	—	(4,326)	(11,632)	—	(15,958)
Reseller network	(5,426)	(2,132)	—	(7,558)	(1,595)	—	(9,153)
Conference attendees	(293)	(86)	—	(379)	(53)	—	(432)
Non-compete	(1,490)	(867)	—	(2,357)	(243)	2,600	—

Total other intangibles — accumulated amortization	(44,844)	(23,705)	—	(68,549)	(31,238)	4,739	(95,048)

Other intangible assets, net	$98,596	$26,544	$—	$125,140	$(31,238)	$—	$93,902

Estimated aggregate amortization expense expected for each of the next five years related to intangibles subject to amortization is as follows:

	Amortization -	Amortization -	Total
(in thousands)	Cost of Revenues	Operating Expense	Amortization

2011	$21,785	$4,296	$26,081
2012	17,519	3,440	20,959
2013	12,710	2,779	15,489
2014	8,978	2,436	11,414
2015	5,972	2,175	8,147
Thereafter	4,806	7,006	11,812

	$71,770	$22,132	$93,902

Note 8 — Other Current Assets
Other current assets at the end of fiscal 2010 and 2009 consist of the following:

(in thousands)	2010	2009

Deferred costs	$2,163	$269
Prepaid expenses	1,463	2,019
Income taxes receivable	249	1,322
Other current assets	62	—
Settlement receivable	—	2,400

Total	$3,937	$6,010

The settlement receivable amount relates to an amount due from a subsidiary sold by VLCY in the years prior to the merger with Cambium. The receivable was allocated a portion of the purchase price at the acquisition date and was also included in the CVRs obligation created in the merger with VLCY, as described in Note 4.

Note 9 — Other Assets
Other assets at the end of fiscal 2010 and 2009 consist of the following:

(in thousands)	2010	2009

Tax receivables	$11,168	$—
Deferred financing costs	1,542	—
Collateral investments	1,964	1,061
Other	813	358

Total	$15,487	$1,419

Tax receivables include the $10.4 million receivable from the state of Michigan as discussed in Note 19 to the Consolidated Financial Statements. The deferred financing costs represent costs incurred in connection with the issuance of the $175 million aggregate principal amount of 9.75% senior secured notes as described in Note 23 to the Consolidated Financial Statements.
Note 10 — Accrued Expenses
Accrued expenses at the end of fiscal 2010 and 2009 consist of the following:

(in thousands)	2010	2009
Salaries, bonuses and benefits	$10,183	$12,428
Accrued royalties	3,220	1,770
Pension and post-retirement medical benefits	1,209	1,293
Deferred compensation	525	633
Interest rate swap	—	992
Other	7,751	6,804

Total	$22,888	$23,920

Salaries, bonuses and benefits accrued as of December 31, 2009 include severance and other amounts owed to employees and former employees that are related to the merger agreement between the Company and VLCY. As of the merger date, funds related to these obligations, as well as obligations related to certain deferred compensation and pension liabilities, were placed in a rabbi trust pursuant to the merger agreement. As of December 31, 2010, the funds in this rabbi trust totaled $11.5 million. See Note 15 for further description of the Company’s pension benefits.
Note 11 — Other Liabilities
Other liabilities at the end of fiscal 2010 and 2009 consist of the following:

(in thousands)	2010	2009
Pension and post-retirement medical benefits, long-term portion	$10,847	$10,509
Long-term deferred tax liability	4,529	8,156
Long-term income tax payable	847	1,255
Long-term deferred compensation	613	1,179
Other	3,111	3,057

Total	$19,947	$24,156

See Note 15 for further description of the Company’s pension benefits.

Note 12 — Leases
Capital Lease Obligations
The Company leases a warehouse, office space and certain administrative equipment under capital lease agreements with original lease terms up to 10 years. Capital leases that exist as of year-end 2010 expire no later than 2016.
The Company has a build-to-suit lease for warehouse and office space in Frederick, Colorado. The lease requires minimum monthly rents that expire on October 31, 2016. The lease is renewable at the Company’s option for two additional periods of five years each. The Company has an outstanding letter of credit in the amount of $1.0 million to secure the lease. The Company evaluated the provisions of the accounting guidance relating to the effect of a lessee’s involvement in an asset construction and concluded that due to the Company’s collateral to the landlord, in the form of the $1.0 million letter of credit, that it is deemed the owner of the land and building for accounting purposes. As a result, the related capitalized costs for the warehouse space in Frederick, Colorado are classified as “land and building” and are included in property, plant and equipment, net, in the accompanying Consolidated Balance Sheets. A corresponding liability is included in the current portion of capital lease obligations and capital lease obligations, less current portion. [Due to the acquisition of Cambium, the Company recorded an increase of $4.8 million in purchase accounting related to the fair market value of land, land improvements, and building for the warehouse space on the date of acquisition. The related liability has been adjusted accordingly.] The cost of the building is being depreciated over a 35-year useful life. The amount of the depreciation expense was $0.4 million for each year presented. Additionally, the obligation will be reduced over the life of the lease at an interest rate of 5.54%. At the end of the original lease term, the land and building, net of accumulated depreciation, and the remaining liability will equal $9.8 million. The gross value of assets leased under the build-to-suit lease was $13.4 million at December 31, 2010 and December 31, 2009, which is included in the Land and Building category in Property, Equipment and Software. The accumulated amortization of these leased capital assets was $1.4 million and $1.0 million at December 31, 2010 and December 31, 2009, respectively.
The gross value of other leased capital assets used for administrative purposes was $0.1 million and $0.4 million at December 31, 2010 and December 31, 2009, respectively, which are included in the Machinery, Computers and Equipment category in Property, Equipment and Software. The accumulated amortization of leased capital assets was $0.1 million and $0.1 million at December 31, 2010 and December 31, 2009, respectively. Amortization of capital lease assets is recognized over the term of the lease on a straight line basis and included in depreciation and amortization expense.
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
Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term. Operating rent expense was $2.4 million, $1.1 million and $1.2 million, for the years ended December 31, 2010, 2009 and 2008, respectively.
Future minimum build-to-suit and capital lease payments under long-term non-cancelable leases, and the related present value of capital lease payments at December 31, 2010 are as follows:

(in thousands)

2011	$1,073
2012	1,110
2013	1,092
2014	1,138
2015	1,160
Thereafter	967

Total minimum lease payments	6,540
Less: Amount representing interest	(3,692)

Present value of net minimum lease payments	2,848
Less: Current portion	(378)
Add: Remaining liability at end of build-to-suit lease	9,847

Capital lease obligations, less current portion	$12,317

Future minimum payments under all remaining non-cancelable operating leases are payable as follows:

(in thousands)

2011	$1,460
2012	2,175
2013	1,632
2014	1,014
2015	774
Thereafter	2,061

Total minimum lease payments	$9,116

Note 13 — Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability (exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques are based on observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:
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
Applicable guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
As of December 31, 2010, financial instruments include $11.8 million of cash and cash equivalents, restricted assets of $15.7 million, collateral investments of $2.0 million, the $95.4 million senior secured credit facility, the $56.7 million senior unsecured notes, $0.4 million of warrants, and $7.4 million in CVRs. As of December 31, 2009, financial instruments include $13.3 million of cash and cash equivalents, restricted assets of $24.7 million, collateral investments of $1.1 million, the $5.0 million revolver, the $97.2 million senior secured credit facility, the $54.6 million senior unsecured notes, $0.3 million of warrants, $9.6 million in CVRs, and the $1.0 million interest rate swap contract. The fair market values of cash equivalents and the restricted assets are equal to their carrying value as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period. The fair value of the revolver is equal to its carrying value due to the short-term nature of the instrument and the interest rate being variable. The fair market value of the senior credit facility and senior unsecured notes are subject to market conditions; however, a limited trading market restricts the ability to freely trade the debt. The senior credit facility bears interest at a variable rate and management believes that the carrying value of the senior credit facility approximates its fair value.

Assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(in thousands)	As of December 31,	Assets	Inputs	Inputs	Total Gains
Description	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)
Restricted Assets:
Money Market	$15,705	$15,705	$—	$—	$—
Collateral Investments:
Money Market	901	901	—	—	—
Certificate of Deposit	1,063	1,063	—	—	—
Warrant	360	—	360	—	23
Interest rate swap	—	—	—	—	992
CVRs	7,369	—	—	7,369	1,124

		Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total
(in thousands)	As of December 31,	Assets	Inputs	Inputs	Gains
Description	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
Restricted Assets:
Money Market	$24,686	$24,686	$—	$—	$—
Collateral Investments:
Certificate of Deposit	1,061	1,061	—	—	—
Warrant	280	—	280	—	1
Interest rate swap	992	—	992	—	1,390
CVRs	9,617	—	—	9,617	—
The warrant was valued as described in Note 17 below.
In accordance with the provisions in the accounting guidance for intangibles—goodwill and other, for the year ended December 31, 2009, goodwill with a carrying amount of $161.0 million was written down to its implied fair value of $151.9 million, resulting in an impairment charge of $9.1 million, which was included in earnings for the period. As described in Note 7 above, no goodwill impairment was indicated upon completion of the Company’s 2010 annual impairment analysis.

The fair value of the liability for the CVRs is determined using a probability weighted cash flow analysis which takes into consideration the likelihood, amount and timing of cash flows of each element of the pool of assets and liabilities included in the CVR. The determination of fair value of the CVRs involves significant assumptions and estimates, which are reviewed at each quarterly reporting date. As of December 31, 2010, a fair value of $7.4 million has been recorded as a liability for the remaining CVR payments. During the year ended December 31, 2010, a gain of $1.1 million was recorded in general and administrative expense to reflect a decrease in the estimated fair value of the CVR liability. The ultimate value of the CVRs is not known at this time; however, it is not expected to be more than $11 million and could be as low as the $1.1 million already distributed. Future changes in the estimate of the fair value of the CVRs will impact results of operations and could be material. A detail of the elements included in the CVR is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	CVRs
	(In thousands)
		Loss (Gain) for Changes
	Estimated Fair Value	in Estimated CVR Liability		Estimated Fair Value
Components of CVR Liability:	as of Merger Date	2009	2010	as of December 31, 2010
Tax refunds received before closing of the merger	$1,583	$—	$—	$1,583
Other specified tax refunds	5,932	—	(1,431)	4,501
Tax indemnity obligation	1,717	—	—	1,717
Legal receivable	2,400	—	—	2,400
Michigan state tax liability	(900)	—	(140)	(1,040)
Other specified tax related liabilities	(579)	—	447	(132)
Costs incurred to collect tax refunds and by stockholders’ representative	(536)	(18)	—	(554)

Estimated fair value of CVR liability	9,617	(18)	(1,124)	8,475

Payments to holders of CVRs				1,106

Remaining estimated CVR liability				$7,369

As of December 31, 2010, restricted assets in an escrow account for the benefit of the CVRs were $4.2 million, with activity as follows. The escrow account includes $3.0 million for a potential tax indemnity obligation, which, if such obligation is not triggered, will benefit the CVRs by $1.9 million with the remainder reverting back to general cash of the Company.

CVR Escrow Trust
(In thousands)

Balance as of December 31, 2008	$—
Funding of potential tax indemnity obligation	3,000
Tax refunds received	4,964
Costs incurred to collect tax refunds and by stockholders’ representative	(18)

Balance as of December 31, 2009	7,946

Tax refunds received	370
Funds received for legal receivable	2,400
Payments of specified liabilities	(5,280)
Payments to holders of CVRs	(1,106)
Costs incurred to collect tax refunds and by stockholders’ representative	(152)
Interest income	1

Balance as of December 31, 2010	$4,179

Note 14 — Debt
Long-term debt consists of the following at December 31 2010 and 2009:

(in thousands)	2010	2009

$128.0 million of floating rate senior secured notes due April 11, 2013, interest payable quarterly	$95,408	$97,169

$64.2 million of 13.75% senior unsecured notes due April 11, 2014, interest payable quarterly	56,722	54,598

	152,130	151,767

Less: Current portion of long-term debt	(1,280)	(1,280)

Total long-term debt	$150,850	$150,487

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
Deferred financing costs were capitalized in other assets, net of accumulated amortization, and were amortized over the term of the related debt using the effective interest method. In connection with the successor financings above, the Company incurred $5.9 million in financing costs. Capitalized deferred financing costs at August 22, 2008 (date of Permanent Waiver) were $4.6 million.
In accordance with the accounting guidance for modifications or exchanges of debt instruments, the modifications to the Senior Facility and Senior Unsecured Notes resulting from the Permanent Waiver were analyzed to determine whether the refinancing would be recorded as an extinguishment of debt or a modification of debt. Based upon this analysis, it was determined that the modification qualified as extinguishment of debt, with associated unamortized deferred financing costs and amendment fees included in debt extinguishment gain or loss. The Company recognized a total pre-tax charge of $5.6 million consisting of deferred financing costs of $4.6 million and amendment fees of $1.0 million, recorded as loss on extinguishment of debt during fiscal year 2008 in the accompanying Consolidated Statement of Operations.

Senior Secured Credit Facility
On April 12, 2007, Cambium Learning entered into a $158 million credit agreement consisting of a $30 million revolving credit facility and a $128 million term loan facility. The credit agreement requires quarterly principal payments of $0.3 million in respect of the term loan facility. The senior notes are secured by substantially all of Cambium Learning’s personal property. Under the original agreement, the interest rate on the Senior Facility was based upon either the one-, three- or six-month LIBOR rate plus 2.75%.
Due to the Permanent Waiver, the interest rate on the Senior Facility is now based on one-, three- or six-month LIBOR or Alternative Base Rate (ABR) plus a spread as determined by Cambium Learning’s credit ratings, subject to a floor on each of the two rates. Based on ratings as of yearend 2010, the spread is LIBOR plus 5.0%. The LIBOR rate cannot be less than 3.0%, and the ABR cannot be less than 4.0%. As of December 31, 2010, the interest rate on the senior secured notes and the revolving credit facility was 8.0%. As of December 31, 2010, the Company had $95.4 million of principal outstanding under the term loan facility and no borrowings under the revolving credit facility, and subject to certain borrowing base capacity limitations for outstanding letters of credit, had $27.1 million available to borrow under the revolving credit facility.
On August 27, 2008, in accordance with the terms of the Permanent Waiver, $23.0 million was used to prepay the Tranche B Loans of the Senior Facility. In addition, proceeds from the recovery of the embezzled funds have been used to make prepayments on the Senior Facility.
Senior Unsecured Notes
On April 12, 2007, Cambium Learning entered into a Note Purchase Agreement and sold 11.75% notes due April 11, 2014 (the “Senior Unsecured Notes”), generating gross proceeds of $50 million, in a private placement. The Senior Unsecured Notes are guaranteed by the Company and pay cash interest equal to 10.0% on a quarterly basis. Any additional interest beyond the 10% rate is added to the principal of the notes and is not payable until April 11, 2014. The initial interest rate on the senior unsecured notes was 11.75% per annum. That rate was increased by 200 basis points in connection with the negotiation of the Permanent Waiver and credit agreement amendments in 2008 and was increased by an additional 50 basis points as of March 31, 2009 by virtue of Cambium’s total leverage ratio (as defined under the senior unsecured notes) exceeding 5.5 to 1 as of March 31, 2009; however, as a result of the merger with VLCY, the total leverage ratio fell below 5.5 to 1 and the rate was decreased by 50 basis points. Thus, as of December 31, 2009, the interest rate on the subordinated notes became 13.75% per annum. Assuming the all-in interest rate on the senior unsecured notes had remained at 13.75% until April 11, 2010, the value of the notes, including accrued interest, would have been $64.2 million.
Covenants under the Senior Facility and Senior Unsecured Notes
The Senior Facility includes a financial covenant which is a total leverage ratio. The ratio is calculated quarterly using an adjusted EBITDA, which is defined as earnings before interest paid, taxes, depreciation, and amortization, and other adjustments allowed under the terms of the agreement, on a rolling 12-month basis. It also contains customary covenants, including limitations on Cambium Learning’s ability to incur debt, and events of default as defined by the agreement. The Senior Facility also limits Cambium Learning’s ability to pay dividends, to make advances, and otherwise engage in inter-company transactions. The Senior Facility required the total leverage ratio to be no greater than 5.5:1 for fiscal 2010.
The Senior Unsecured Notes include a financial covenant which requires that beginning with the quarter ended March 31, 2009, Cambium Learning maintains as of the end of each fiscal quarter consolidated adjusted EBITDA of not less than $25.0 million, which is defined as earnings before interest paid, taxes, depreciation, and amortization, and other adjustments allowed under the terms of the agreement, on a rolling 12-month basis. The Senior Unsecured Notes also contain customary covenants, including limitations on Cambium Learning’s ability to incur debt.
In the event that Cambium Learning fails to comply with these financial covenants, the Company has the right to make a cash contribution to the capital of Cambium Learning, the aggregate amount not to be in excess of the minimum amount necessary to cure the relevant failure to comply with the financial covenant. Upon receipt by Cambium Learning of such cash, the financial covenant will be recalculated giving effect to the pro forma adjustments. EBITDA shall be increased by the amount of cash contributed, solely for the purpose of measuring the financial covenant. This right to make a cash contribution is available for no more than one fiscal quarter in a fiscal year. For the fiscal quarter ended June 30, 2009, Cambium Learning’s total leverage ratio was greater than the maximum permitted 6.5:1, and Cambium Learning’s adjusted EBITDA was less than the minimum required $25 million. As of August 14, 2009, Cambium Learning was in non-compliance with these covenants. On August 14, 2009, the Company notified both its senior secured lenders and senior unsecured note holders that VSS-Cambium Holdings, LLC intended to cure the non-compliance. On August 17, 2009, $3.0 million of capital was contributed to Cambium Learning by its stockholder to fund the cure. On August 20, 2009, the $3.0 million was paid to the senior secured lenders and reduced the principal amount outstanding on Cambium Learning’s senior secured credit agreement.

Amendments to the Senior Facility and Senior Unsecured Notes
Cambium Learning entered into an amendment to each of its credit agreements on October 29, 2009. Since the Senior Facility and the Senior Unsecured Notes Agreement are substantially similar agreements, each of the amendments is substantially similar to the other. The amendments were permitted under the terms of the merger agreement, and provide for the following important modifications to the credit agreements:
•	Change in Control Definition. Prior to the amendment, the original investors in Cambium Learning were required to own or control a majority of the outstanding economic or voting interests of Cambium Learning. This majority threshold was reduced to 35%.

•	VSS Funds Ownership. VSS is not permitted to sell or otherwise transfer any of the Company’s common stock that it directly or indirectly owns, unless it continues to directly or indirectly own or control at least 35% of the outstanding Company common stock, and it has not sold or otherwise transferred, in the aggregate, more than 15% of its Company common stock.

•	Increase in Material Indebtedness. An event of default would occur if a “change in control” occurred under any of Cambium Learning’s other “material indebtedness.” The term “material indebtedness” includes the Senior Unsecured Notes, as well as any other debt, the principal amount of which exceeds a specified threshold. The $5 million threshold was increased under the amendment to $7.5 million.

•	Exceptions to Restricted Payments. Cambium Learning is prohibited from paying dividends, unless the specific type of payment is permitted. Additional types of payments were permitted to allow the following:
•	Up to $3.0 million to fund public company, administrative, overhead, franchise tax and related costs incurred by the Company; and

•	Up to $750,000 in annual board of director compensation and expenses.
•	The annual monitoring fee previously payable to VSS was eliminated.

•	Permitted Acquisition Basket Reset. The amount of consideration payable in an acquisition is limited under the credit agreements, and the limitations were reset after giving effect to the acquisition of Voyager Expanded Learning by Cambium Learning in connection with the mergers. The limitation was reset to a cumulative $150 million amount, but any single acquisition is limited to $20 million until the ratio of senior secured debt to EBITDA (as calculated under the credit agreements) does not exceed 2.50 to 1.0, and the ratio of total leverage to EBITDA (as calculated under the credit agreements) does not exceed 3.50 to 1.0, at which time the single acquisition limit will be increased to $100 million.

•	Definition of Consolidated EBITDA. The definition of Consolidated EBITDA, which is used for calculating leverage ratios under the senior secured credit agreement, and the minimum EBITDA covenant under the Senior Unsecured Notes Agreement was modified to allow additional add-backs for the following items:
•	Deferred revenue associated with a permitted acquisition;

•	Up to $24.0 million in M&A costs related to the mergers;

•	Up to $2.0 million in costs incurred in closing of locations or lease terminations in connection with the mergers;

•	Up to $5.0 million in severance costs incurred in connection with the mergers;

•	Up to $3.0 million in integration costs incurred connection with the mergers; and

•	Merger and acquisition costs for future transactions (whether or not completed) of up to $5.0 million for closed transactions and $0.5 million for failed transactions in any calendar year, and $2.0 million in the aggregate.
In addition, the amendments ratified and approved the mergers and the related transactions.
Each of the lenders who executed the amendment on or before October 28, 2009 received a fee equal to 20 basis points of the amount of its loans and commitments under the credit agreements, for an aggregate fee payable to all lenders equal to approximately $0.3 million, which is included in other income (expense) in the Consolidated Statements of Operations.

At December 31, 2010, the future minimum repayments under long-term debt, including paid-in-kind interest of $7.5 million in 2014, were payable as follows:

(in thousands)	2010

2011	1,280
2012	1,280
2013	92,848
2014	64,223
2015	—
Thereafter	—

Total debt repayment	$159,631
As described in Note 23 to the Consolidated Financial Statements, during February 2011, Cambium Learning used a portion of the net proceeds from the sale of $175 million aggregate amount of 9.75% Senior Notes to repay in full its existing Senior Facility and Senior Unsecured Notes. The Senior Notes are due in 2017.
In June 2007, the Company entered into an interest rate swap contract, with a notional amount of $39.0 million, which expired in June 2010. Under the agreement, to the extent that LIBOR exceeded a fixed maximum rate, the Company received payments on the notional amount. The total fair value of this financial instrument at December 31, 2009 amounted to a liability of approximately $1.0 million and is included in accrued expenses in the accompanying Consolidated Balance Sheets. The Company recognized a gain of $1.0 million, a gain of $1.4 million, and a loss of $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, on changes in fair market value of the interest rate swap, which have been included in other income (expense) in the accompanying Consolidated Statements of Operations.
Note 15 — Profit-Sharing, Pension, and Other Postretirement Benefit Plans
Defined Contribution Plans
On January 1, 2010, the Company’s 401(k) plan was consolidated with VLCY’s plan. Under this plan, the Company provides matching contributions of 50% of participant contributions up to 4%. Additionally, the Company may make discretionary contributions based upon exceeding company performance targets of up to 2% of eligible earnings for all employees regardless of participation. The 401(k) matching contribution expense was $0.7 million in 2010.
Prior to 2010, Cambium had a defined contribution retirement plan, the Cambium Learning 401(k) Savings Plan, which conformed to Section 401(k) of the Internal Revenue Code and covered substantially all of Cambium’s eligible employees. Participants elected to contribute a percentage of their compensation subject to an annual limit. Cambium provided a matching contribution in amounts up to 4.5% of employee compensation. The 401(k) matching contribution expense was $0.6 million and $0.7 million for the years ended December 31, 2009 and December 31, 2008, respectively.
As a result of the acquisition of VLCY, the Company also has contractual obligations under a frozen replacement benefit plan (“RBP”) for a small number of terminated and retired executives and one current employee. Because the RBP is frozen, no participant can make or is entitled to additional contributions. Instead, the Company has accrued a liability totaling $1.0 million as of yearend 2010 to reflect its estimated future obligation for the RBP. The current portion of the RBP liability, which was $0.4 million at yearend 2010, is included on the line “Deferred compensation” in Note 10 of the Consolidated Financial Statements. The long-term portion of the RBP liability, which was $0.6 million at yearend 2010, is included on the line “Long-term deferred compensation” in Note 11 of the Consolidated Financial Statements.
Defined Benefit Plan
As a result of the acquisition of VLCY, the Company also has a frozen defined benefit pension plan covering certain terminated and retired former domestic employees. The benefits are primarily based on years of service and/or compensation during the years immediately preceding retirement. The Company uses a measurement date of December 31 for its pension plan.

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
The net costs of the Company’s defined benefit pension plan for the years ended December 31, 2010 and 2009 are as follows:

(in thousands)	2010	2009

Service cost	$—	$—
Interest cost	584	36
Recognized net actuarial loss/(gain)	908	(206)

Net pension and other postretirement benefit cost (income)	$1,492	$(170)

Obligation and Funded Status
The funded status of the Company’s U.S. defined benefit pension plan at the end of fiscal 2010 and 2009 is as follows:

(in thousands)	2010	2009
Change in Benefit Obligation
Benefit obligation, beginning of period	$11,734	$12,010
Service cost	—	—
Interest cost	584	36
Actuarial (gain)/loss	908	(206)
Benefits paid	(1,212)	(106)

Benefit obligation, end of year	$12,014	$11,734

Change in Plan Assets
Fair value, beginning of period	$—	$—
Company contributions	1,212	106
Benefits paid	(1,212)	(106)

Fair value, end of year	$—	$—

Funded/(unfunded) status	$(12,014)	$(11,734)

Accrued benefit cost	$(12,014)	$(11,734)

Amounts Recognized in the Consolidated Balance Sheets
Current accrued benefit liability	(1,182)	(1,266)
Non-current accrued benefit liability	(10,832)	(10,468)

Net amount recognized	$(12,014)	$(11,734)

At December 31, 2010, the Company had a net actuarial loss of $0.9 million for its U.S. pension plan, compared to a net actuarial gain of $0.2 million in 2009. These amounts are included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets. Of this amount, the Company expects immaterial amounts to be recognized as a component of net pension cost (income) during 2011.
Plan Assumptions

	2010	2009

Discount rate	4.75%	5.25%

The discount rate is determined by analyzing the average returns of high-quality fixed income investments defined as AA-rated or better. The Company also utilizes an interest rate yield curve for instruments with maturities corresponding to the benefit obligations.
Additional Information
For the Company’s U.S. defined benefit pension plan, the projected benefit obligation and accumulated benefit obligation at the end of fiscal 2010 and 2009 are as follows:

(in thousands)	2010	2009

Projected benefit obligation	$12,014	$11,734
Accumulated benefit obligation	12,014	11,734
Future Contributions
Total contributions expected to be paid under the Company’s frozen U.S. retirement plans or to the beneficiaries thereof during fiscal 2011 are $1.6 million, consisting of $1.2 million to its U.S. defined benefit plan and $0.4 million to the RBP.
Gross benefit payment obligations under the Company’s continuing defined benefit plans for the next ten years are anticipated to be as follows:

U.S. Retirement Plans
(in thousands)	(Pension Plan and RBP)
2011	$1,556
2012	1,211
2013	1,173
2014	1,104
2015	1,066
2016 - 2020	4,733
Note 16 — Stockholders’/Members’ Equity
Common Stock
Shares Authorized and Outstanding. The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2010, there were 43,868,676 shares of common stock outstanding and an additional 5,000,000 shares of common stock reserved for issuance pursuant to the 2009 Equity Incentive Plan.
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

Preemptive Rights; Subscription Rights. In general, holders of the Company’s common stock have no preemptive rights to purchase, subscribe for or otherwise acquire any unissued or treasury shares or its other securities. However, under the terms of the stockholders agreement, entered into in connection with the mergers (the “Stockholders Agreement”) except with respect to specified exempt issuances, for so long as VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS (collectively “VSS”) beneficially own in the aggregate at least 25% of the outstanding shares of the Company’s common stock, VSS has preemptive rights to purchase the Company’s common stock (or other securities that may be approved by the audit committee of the board of directors), in connection with any proposed securities offering by the Company. These preemptive rights generally give VSS the opportunity to purchase an amount of common stock (or such other securities as may be approved by the audit committee) in the new issuance sufficient to enable VSS to maintain their same collective percentage ownership following the new issuance.
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
Preferred Stock
Shares Authorized and Outstanding. The Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2010, there are no shares of preferred stock issued or outstanding.
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
Members’ Interest
VSS-Cambium Holdings, LLC. VSS-Cambium Holdings, LLC was formed on January 29, 2007, and on that date entered into a stock purchase agreement that provided for the purchase by VSS-Cambium Holdings, LLC of all of the outstanding stock of Cambium Learning. Each Investor and Executive Member (Member) contributed capital which totaled $144.0 million, including cash and carryover interest, and was issued a membership interest in the Company. The capital contributed was then used to purchase the outstanding stock of Cambium Learning on April 12, 2007. On January 15, 2008, $0.8 million of capital was contributed by a new investor for a membership interest in the Company. $7 million in unsecured loans (see Note 14), were converted to equity of the Company’s sole stockholder in late August 2008. A capital stock issuance fee of $0.1 million was paid by the Company. In August 2009, the Company’s sole stockholder made a capital contribution of $3.0 million to fund a cure for a debt covenant violation (see Note 14). No future capital contribution is required to the Company by its former Members. At the time of the merger between the Company and VLCY, all membership interests were converted to 20.5 million shares of common stock.
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

Note 17 — Stock-Based Compensation and Expense
The total amount of pre-tax expense for stock-based compensation recognized in the years ended December 31, 2010, 2009 and 2008 was $1.1 million, $2.3 million, and zero, respectively. The stock-based compensation expense was allocated as follows:

(in thousands)	2010	2009
Cost of sales	$58	$—
Research and development expense	123	—
Sales and marketing expense	136	—
General and administrative expense	768	2,259

Total	$1,085	$2,259

As of December 31, 2010, the Company has one stock-based compensation plan, which is described below. The total income tax expense recognized for book purposes in the consolidated statement of operations related to stock-based compensation was zero, zero and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The total tax benefit realized was zero for all years presented.
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
Warrant
In connection with the completion of the merger with VLCY on December 8, 2009, the Company issued to VSS-Cambium Holdings III, LLC a warrant to purchase shares of the Company’s common stock (the “Holdings Warrant”). As of December 31, 2010, the Holdings Warrant was exercisable for 560,137 shares of the Company’s common stock at an exercise price of $0.01 per share. The Holdings Warrant expires on December 8, 2014. The number of shares of common stock issuable pursuant to the Holdings Warrant may increase in the future upon the occurrence of certain events described below. The number of shares of the Company’s common stock issuable under the Holdings Warrant is based upon the calculation of three separate amounts, described herein as the Cambium Specified Asset Recoupment Amount, the Additional Share Amount and the Formula Amount. The 560,137 shares that are exercisable, or will be exercisable upon issuance, represent 104,907 shares originating from the Cambium Specified Asset Recoupment Amount and 455,230 shares originating from the Formula Amount, which are summarized as follows:
• The Cambium Specified Asset Recoupment Amount is based upon the net amount of recoveries that the Company receives or received on and after June 1, 2009, including periods after the effective time of the mergers, with respect to the embezzlement matter that was discovered in April 2008. As of December 31, 2010, the Company has received net recoveries of approximately $1.5 million with respect to this matter, although the actual amount of net recoveries that the Company will ultimately receive is not known at this time. The Cambium Specified Asset Recoupment Amount equals 0.45 multiplied by the quotient of the aggregate net recoveries divided by $6.50. Therefore as of December 31, 2010, 104,907 shares are exercisable, or will be exercisable upon issuance, under the Holdings Warrant related to the Cambium Specified Asset Recoupment Amount. In accordance with applicable accounting guidance for distinguishing liabilities from equity, this award is recorded as a liability in the other liabilities line on the Consolidated Balance Sheets and measured at fair value. The initial recording and any subsequent increases in the value of the award attributable to embezzlement recoveries is recorded to embezzlement loss on the income statement. Subsequent changes in fair value are recorded to general and administrative expense. The warrant was valued at $0.4 million on December 31, 2010 with the Black-Scholes pricing model. Due to the low exercise price of the warrants, the model assumptions do not significantly impact the valuation.
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
Subscription Right
In connection with the merger with VLCY, the Company granted VSS a subscription right that permits them to purchase, at any time and from time to time until December 8, 2011, a number of shares of common stock up to the lesser of:
• 7,500,000 shares of common stock (subject to adjustment in the event of any dividend, stock split, combination or similar recapitalization event); or
• the number of shares of common stock that VSS may purchase from time to time during the 24-month subscription period for an aggregate purchase price of $20.0 million (based upon the per share purchase price described below).
The purchase price per share in connection with the subscription rights is equal to 90% of the volume weighted average price of the common stock measured over the ten-trading-day period immediately preceding the issuance and sale of the shares of common stock. These rights are accounted for as equity with the offsetting grant date fair value of $2.2 million recorded to general and administrative expense during 2009.
Fair Value of Stock Option and SAR Grants
The fair value of each stock-based compensation award granted is estimated on the date of grant using the Black-Scholes option-pricing model.
In connection with the merger with VLCY, the Company issued conversion stock options to purchase 105,910 shares and conversion SARs with respect to 200,000 shares. These were issued in replacement of share-based awards held by employees of VLCY that were required to be converted into rights or options for shares of the Company with the same terms and conditions that were applicable to the rights or options for VLCY shares, including exercise prices ranging from $8.55 to $36.00 per share. The conversion SARs are recorded as a liability at December 31, 2010 and 2009 in other liabilities on the Consolidated Balance Sheets. For more information see Note 4. The following assumptions were used during 2009 to estimate the fair value of conversion awards:

2009

Expected stock volatility	35.00%
Risk-free interest rate	1.02%
Expected years until exercise	0.10 - 2.56
Dividend yield	0.00%
The following assumptions were used during 2009 to estimate the fair value of other awards:

2009

Expected stock volatility	35.00%
Risk-free interest rate	2.69%
Expected years until exercise	6.25
Dividend yield	0.00%

During the year ended December 31, 2010, the Company granted 1,754,762 options under the Incentive Plan with a total grant date fair value, net of forecasted forfeitures, of $2.0 million. Of these options 82,500 have a per-share exercise price equal to $4.81, 1,233,572 have a per-share exercise price equal to $4.50 and 438,690 of these options have an exercise price equal to $6.50. These options vest equally over a four year service period and the term of the options is ten years from the date of grant. The following assumptions were used in the Black-Scholes option-pricing model to estimate the fair value of these awards:

2010

Expected stock volatility	35.00%
Risk-free interest rate	2.40% - 2.87%
Expected years until exercise	6.25
Dividend yield	0.00%
Due to a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company used the simplified method as described in applicable accounting guidance for stock-based compensation to estimate the expected years until exercise on new awards.
Restricted common stock awards of 6,000 and 4,000 shares were issued during the first and second quarters of 2010, respectively. The restrictions on the common stock awards will lapse one year from the anniversary of the grant date or upon a change in control of the Company for the 6,000 share grant and equally over a four-year period on the anniversary of the grant date or upon a change in control of the Company for the 4,000 share grant. These awards were valued based on the Company’s closing stock price on the date of grant. Expense of $25 thousand was recorded to general and administrative expense for the year ended December 31, 2010.
During 2010, 105,910 conversion stock options, which had been issued in replacement of share-based awards held by employees of VLCY, were cancelled. Additionally, 139,216 of the options granted on January 27, 2010 and 8,493 of the options granted on May 25, 2010 were forfeited during the year. There was no impact to expense during the period as a result of these forfeitures.
Summary of Stock Option and SAR Activity
A summary of the stock option, stock appreciation right and restricted stock transactions for the year ended December 31, 2010 is as follows:

	Stock Option Grantees		SAR Grantee		Restricted Stock
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Grant Date
	(000s)	Price	(000s)	Price	(000s)	Fair Value
Awards outstanding at December 31, 2009	2,256	$6.03	200	$8.55	—	$—
For the year ended December 31, 2010:
Granted	1,755	5.01	—	—	10	3.90
Exercised/Restricted Stock Vested	—	—	—	—	—	—
Forfeited/cancelled	254	14.17	—	—	—	—

Awards outstanding at December 31, 2010	3,757	$5.01	200	$8.55	10	$3.90

Awards exercisable at December 31, 2010	937	$5.00	200	$8.55

Weighted average fair value of awards granted during the year ended December 31, 2010	$1.15		$—

A summary of the nonvested stock option transactions for the year ended December 31, 2010 is as follows:

		Weighted
		Average
	Shares	Grant Date
	(000s)	Fair Value

Nonvested awards outstanding at December 31, 2009	2,129	$1.10

For the year ended December 31, 2010:
Granted	1,755	1.15
Vested	916	1.11
Forfeited/cancelled	148	1.15

Nonvested awards outstanding at December 31, 2010	2,820	$1.21

The total intrinsic value of options and SARs outstanding and exercisable as of December 31, 2010, 2009 and 2008 was zero. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $3.44 of the Company’s common stock on December 31, 2010. The total grant date fair value of stock options and restricted stock granted during the year ended December 31, 2010 was $2.0 million and $0.1 million, respectively. The total grant date fair value of stock options granted during the year ended December 31, 2009 was $2.4 million.
As of December 31, 2010, the total future compensation cost related to unvested stock options and restricted stock not yet recognized in the consolidated statements of operations was $3.2 million. Of that total, $1.1 million, $1.1 million, $0.9 million and $0.1 million will be recognized in 2011, 2012, 2013 and 2014. To the extent the forfeiture rate is different than anticipated, stock-based compensation related to these awards will be adjusted in accordance with applicable accounting guidance for stock based compensation.
The following tables provide additional information with respect to stock options and stock appreciation rights outstanding at the end of fiscal 2010:

	Awards Outstanding			Awards Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number	Remaining	Average	Number	Remaining	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Contractual	Exercise
Exercise Price	(000’s)	Life (Years)	Price	(000’s)	Life (Years)	Price

$4.50 and below	2,742	9.0	$4.50	702	9.0	$4.50
$4.51 – $6.50	1,015	9.0	6.37	235	9.0	6.49
$6.51 – $8.55	200	1.3	8.55	200	1.3	8.55

	3,957	8.6	$5.19	1,137	7.7	$5.62

Securities Authorized for Issuance
Securities authorized for issuance under equity compensation plans at December 31, 2010 are as follows:

Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance
(in thousands, except per share amounts)	outstanding options	outstanding options	under equity
Plan Category	and rights	and rights	incentive plan (a)

Equity compensation plans approved by security holders	3,957	$5.19	1,033

Equity compensation plans not approved by security holders	—	—	—

Total	3,957	$5.19	1,033

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights,” and outstanding restricted stock.
Note 18 — Restructuring
As a result of the merger with VLCY on December 8, 2009, the Company has acted upon plans to reduce its combined work force and has recently closed its Dallas, Texas distribution facility and transferred all inventory to its distribution facility in Frederick, Colorado. The following table summarizes the restructuring plan:

	Total Amount	Total Incurred as	Incurred in Year	Incurred in Year
	Expected to	of December 31,	Ended December 31,	Ended December 31,
(in thousands)	be Incurred	2010	2010	2009

One-time termination benefits	$1,286	$1,286	$743	$543

Warehouse move costs	570	570	570	—

	$1,856	$1,856	$1,313	$543

The one-time termination benefits were recorded to the following line items in the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively: $0.3 million and $0.1 million to Cost of Revenues, $0.3 million and $0.3 million to General and Administrative, and $0.2 million and $0.1 million to Sales and Marketing. The warehouse move costs were recorded in Cost of Revenues.
The change in the accruals for restructuring-related costs, which does not impact a segment and so is included in unallocated shared services, for the years ended December 31, 2010 and 2009 are as follows:

	One-Time Termination Benefits		Warehouse Move Costs
(in thousands)	2010	2009	2010

Beginning Accrual	$505	$—	$—

Accrual changes	743	543	570

Payments made	(1,163)	(38)	(570)

Ending Accrual	$85	$505	$—

In December 2007, the Company developed, approved, and communicated a plan to consolidate the Petaluma, California, office and reduce the work force, with consolidation completed by September 30, 2009. The Company’s total restructuring charge amounted to $0.7 million. The Company expensed $0.1 million and $0.5 million for the years ended December 31, 2009 and 2008, respectively, classified as cost of revenues in the accompanying Consolidated Statement of Operations in the Cambium Learning Technologies segment. The following table summarizes the Petaluma restructuring plan:

		Total	Incurred in	Incurred in
	Total Amount	Incurred as	Year Ended	Year Ended
	Expected to	of December 31,	December 31,	December 31,
(in thousands)	be Incurred	2009	2009	2008

One-time termination benefits	$314	$314	$16	$238

Other associated costs	348	$348	40	307

	$662	$662	$56	$545

The following table summarizes the activity in the Company’s restructuring reserve, which is included in accrued expenses in the accompanying Consolidated Balance Sheets:

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2009	2008

Beginning Accrual	$48	$60

Accrual changes:
One-time termination benefits	16	238
Facility-related expenses	40	307

Payments made:
One-time termination benefits	(64)	(250)
Facility-related expenses	(40)	(307)

Ending Accrual	$—	$48

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
The Company had a potential indemnification liability related to state income taxes and related interest that had been assessed against PQIL. On August 27, 2010, PQIL received a decision and order of determination from the Michigan taxing authority. According to the determination of the Michigan taxing authority, PQIL was liable to the State of Michigan for unpaid taxes and interest in the amount of approximately $10.4 million. In order to expedite resolution of this matter and access the Michigan Court of Claims, the Company paid this indemnification liability to the state of Michigan on behalf of PQIL on September 7, 2010. The Company has filed an action in the Michigan Court of Claims to pursue a refund of the assessment. Management believes it is more likely than not that the Company’s position will be upheld in the Court of Claims and a $10.4 million tax receivable for the expected refund is recorded in other assets on the Consolidated Balance Sheets as of December 31, 2010.
This indemnification liability was identified as an agreed contingency for purposes of the CVRs issued as part of the VLCY merger consideration. In accordance with the terms of the merger agreement, dated June 20, 2009, fifty percent (50%) of any amount that is paid or due and payable with respect to each agreed contingency would offset payments due under the CVRs from an amount held for such payments by Wells Fargo Bank, N.A., as escrow agent, in an escrow account. Upon payment of the approximately $10.4 million, the Company requested a disbursement to the Company from the escrow account in an amount equal to fifty percent (50%) of the payment, or approximately $5.2 million. This cash disbursement was received by the Company during the third quarter of 2010. On September 20, 2010, the Company amended the merger agreement and the escrow agreement to extend the term of the escrow agreement until the later of the full distribution of the escrow funds or the final resolution of the agreed contingency. The final resolution of the tax litigation or potential settlement could result in a refund ranging from zero to approximately $10.4 million. As of December 31, 2010, the fair value of the CVR includes a reduction of approximately $1.0 million related to this state income tax issue. This calculated reduction amount uses management assumptions related to the likelihood of any ultimate cash outflows for this agreed-upon contingency. However, the actual impact on the CVR could be up to one-half of the $10.4 million if PQIL’s position is not ultimately upheld. Additionally, if the PQIL’s position is not ultimately upheld, the Company could incur up to $10.4 million of indemnification expense in future periods on its Statements of Operations, partially offset by any reduction to the CVRs liability.

From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business. These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. As of December 31, 2010, these open purchase commitments totaled $3.8 million.
The Company has letters of credit outstanding as of December 31, 2010 in the amount of $2.9 million to support workers’ compensation insurance coverage, certain credit card programs, the build-to-suit lease, and performance bonds for certain contracts. The Company maintains a $1.1 million certificate of deposit as collateral for the workers’ compensation insurance and credit card program letters of credit and for Automated Clearinghouse (ACH) programs. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificate of deposit and money market fund investment are recorded in other assets.
Note 20 — Related Party Transactions
Agreements with VSS
Jeffrey Stevenson and Scott Troeller, each of whom serves on the Company’s board of directors, are both partners of VSS. Funds managed by VSS own a majority of the equity interests of VSS-Cambium Holdings III, LLC, which holds approximately 55% of the Company’s outstanding common stock. As such, VSS-Cambium Holdings III, LLC has the ability to determine the outcome of matters submitted to the Company’s stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets, and will likely have the ability to control the Company’s management, affairs and operations.
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
Pursuant to the management services agreement, Cambium Learning paid VSS an annual monitoring fee of $0.2 million, plus out-of-pocket expenses, payable semi-annually in arrears, in exchange for these services. Cambium Learning expensed $0.2 million for monitoring fees in the years ended December 31, 2009 and 2008. The management services agreement was terminated on December 8, 2009, at the effective time of the mergers, and VSS is no longer compensated under such agreement.
Pursuant to an agreement with an affiliate of VSS, Cambium Learning was obligated to pay such VSS affiliate fees in the event that additional equity or debt financings were completed by Cambium Learning. On December 8, 2009, that fee agreement was replaced by a consulting fee agreement between the Company and VSS entitling VSS to the following fees: (i) a fee equal to 1% of the gross proceeds of any debt or equity financing by the Company, and (ii) a fee equal to 1% of the enterprise value of any entities acquired or disposed of by the Company. In connection with a debt refinancing completed subsequent to year end, the Company paid $1.75 million to VSS in February 2011 under this consulting fee agreement. These obligations will remain in effect until the earlier of the date on which funds managed by VSS cease to beneficially own at least 10% of the Company’s outstanding common stock or, unless the Company’s audit committee renews the consulting fee agreement, January 1, 2015.
The Company incurred $3.0 million to an affiliate of VSS at the closing of the mergers in consideration of providing advisory services with respect to the transaction. One million dollars of this fee was paid in cash at closing, and the balance became payable when Cambium Learning’s ratio of total outstanding debt to adjusted EBITDA dropped below 3.0:1, which was achieved with the Company’s calculation for the year ended December 31, 2009, submitted to the debt holder in March 2010. The remaining balance was paid in 2010. Three-quarters of the remaining balance was allocated pro rata among VSS and certain of the members of VSS-Cambium Holdings III, LLC.
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
VSS-Cambium Holdings III, LLC also has agreed that, until December 8, 2012, for so long as VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS collectively beneficially own in the aggregate at least 10% of the issued and outstanding shares of the Company’s common stock:
•	none of the funds managed or controlled by VSS nor VSS-Cambium Holdings III, LLC will vote or otherwise take any action to amend, modify or repeal the Company’s certificate of incorporation or bylaws to eliminate the Class II or Class III director classes, to increase or decrease the size of the board of directors or in any other manner that would result in a breach of the Stockholders Agreement; and

•	VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS will vote or act by written consent to maintain a classified or staggered board of directors, with the director classes and other terms as set forth in the Company’s certificate of incorporation and bylaws.
Preemptive Rights. Except with respect to specified exempt issuances that are described below, so long as VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS beneficially own in the aggregate at least 25% of the outstanding shares of the Company’s common stock, they will have preemptive rights to purchase the Company’s common stock (or such other securities as may be approved by the audit committee) in connection with any proposed issuance of securities after December 8, 2009. These preemptive rights generally give the holders of those rights the opportunity to purchase an amount of the Company’s securities in the new issuance that would enable the holders of those rights to maintain their same collective percentage ownership following the new issuance. Certain specified issuances of securities by the Company constitute “exempt issuances” and will not be subject to these preemptive rights.
Subscription Rights. VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS have the right, at any time and from time to time until December 8, 2011, to purchase a number of shares of the Company’s common stock up to the lesser of: (i) 7,500,000 shares of common stock (subject to adjustment in the event of any dividend, stock split, combination or similar recapitalization event); or (ii) the number of shares of common stock that VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS may purchase from time to time during the 24-month subscription period for an aggregate purchase price of $20,000,000. The purchase price per share in connection with the subscription rights is equal to 90% of the volume weighted average price of the Company’s common stock measured over the ten-trading-day period immediately preceding the issuance and sale of the shares the Company’s common stock.

Other Agreements
Shortly after discovering the financial misappropriation at Cambium Learning in late April 2008, VSS notified Cambium Learning’s lenders of the circumstances, and, as a result, the ability to draw down on the revolving loan under Cambium Learning’s credit agreement was promptly suspended. In order to provide needed working capital over the course of the next three months during the pendency of the internal investigation into the misappropriation, VSS, through its funds, advanced $7.0 million to Cambium Learning in the form of subordinated loans with interest at 14% per year, payable quarterly beginning June 30, 2008. In connection with the Permanent Waiver and amendment to the Senior Facility and Senior Unsecured Notes Agreement that restored the revolving loan following the misappropriation, these subordinated loans were converted into equity of the Company’s sole stockholder in late August 2008. At the time of this conversion, the Company paid VSS a capital stock issuance fee of $0.1 million.
The Company ultimately recovered $30.2 million from the former stockholders of Cambium Learning upon discovery of the financial misappropriation. Since David Cappellucci, Cambium Learning’s former Chief Executive Officer and the Company’s President, David Caron, Cambium Learning’s former Chief Financial Officer, and George Logue, Cambium Learning’s Executive Vice President and the Company’s President of Sopris, were also former stockholders of the predecessor Cambium Learning, they each contributed a pro rata portion to this recovery as former stockholders, and not in their capacity as employees.
Note 21 — Segment Reporting
The Company’s geographic area of operation is predominantly the United States. Export or foreign sales to locations outside the United States for the years ended December 31, 2010 and December 31, 2009 accounted for 6% and 12% of total revenues, respectively, with 5% and 7%, respectively, of total sales shipped to Canada. No single customer accounts for more than 10% of consolidated net revenues for either of the years ended December 31, 2010 and December 31, 2009. For the year ended December 31, 2010, one school district constituted approximately 32% of the Company’s accounts receivable. The amount due from this customer was paid subsequent to yearend. No other customer accounted for more than 10% of the accounts receivable balance for the years ended December 31, 2010 or 2009. Although the loss of a single customer or a few customers would not have a material adverse effect on the Company’s business, schedules of school adoptions and market acceptance of the Company’s products can materially affect year-to-year revenue performance. The Company evaluates the performance of its operating segments based on income (loss) from operations before depreciation and amortization, interest income and expense, income taxes, and nonrecurring and extraordinary items. The significant accounting policies of the reportable segments are the same as those for the Company. There were no inter-segment revenues or transfers.
Prior to the merger transaction completed on December 8, 2009, the Company had two reportable segments: Published Products and Learning Technologies. Subsequent to the merger transaction, the Company operates as three reportable segments with separate management teams and infrastructures that offer various products and services, as follows:
Voyager:
Voyager offers reading, math and professional development programs targeted towards the at-risk and special education student populations. Voyager materials, offered online and via print, are tailored to meet the needs of these students and differ considerably from traditional instructional materials in design, approach and intensity. Lessons are based on scientific research and are carefully designed to effectively and efficiently address each of the strategies and skills necessary to improve the abilities of struggling students.
Sopris:
Sopris focuses on providing a diverse, yet comprehensive, collection of printed and electronic supplemental education materials to complement core programs and to provide intense remediation aimed at specific skill deficits. When compared to products offered by the Company’s other business units, Sopris products tend to be more narrowly-tailored and target a smaller, more specific audience.
Cambium Learning Technologies:
Cambium Learning Technologies leverages technology to deliver subscription-based websites, online libraries, software and equipment designed to help students reach their potential in grades K through 12 and beyond. Cambium Learning Technologies products are offered under four different industry leading brands: Learning A-Z, ExploreLearning, Kurzweil Educational Systems and IntelliTools.

Other:
This consists of unallocated shared services, such as accounting, legal, human resources and corporate related items. Depreciation and amortization expense, goodwill impairment, interest income and expense, other income and expense, and income taxes are also included in other, as the Company and its chief operating decision maker evaluate the performance of operating segments excluding these captions.
The following table represents the revenue, operating expenses and income (loss) from operations which are used by the Company’s chief operating decision maker to measure the segment’s operating performance. The Company does not track assets directly by segment and the chief operating decision maker does not use assets or capital expenditures to measure a segment’s operating performance, and therefore this information is not presented.

			Cambium
			Learning
(in thousands)	Voyager	Sopris	Technologies	Other	Consolidated

Year ended December 31, 2008
Product revenues	$40,424	$27,495	$21,288	$—	$89,207
Service revenues	7,924	2,217	383	—	10,524

Net revenues	48,348	29,712	21,671	—	99,731
Cost of product revenues	11,214	6,003	3,029	—	20,246
Cost of service revenues	5,721	1,489	253	—	7,463
Amortization	—	—	—	15,966	15,966

Total cost of revenues	16,935	7,492	3,282	15,966	43,675
Other operating expenses	20,464	13,562	10,657	4,837	49,520
Embezzlement and related expense	—	—	—	7,254	7,254
Goodwill impairment	—	—	—	75,966	75,966
Depreciation and amortization	—	—	—	11,453	11,453
Net interest expense	—	—	—	18,434	18,434
Other expense, net	—	—	—	981	981
Gain from settlement with previous stockholders	—	—	—	(30,202)	(30,202)
Loss on extinguishment of debt	—	—	—	5,632	5,632
Income tax benefit	—	—	—	(13,422)	(13,422)

Segment net income (loss)	$10,949	$8,658	$7,732	$(96,899)	$(69,560)

Year ended December 31, 2009
Product revenues	$44,329	$23,431	$22,625	$—	$90,385
Service revenues	8,594	1,754	315	—	10,663

Net revenues	52,923	25,185	22,940	—	101,048
Cost of product revenues	10,678	6,350	2,537	26	19,591
Cost of service revenues	5,992	1,093	172	—	7,257
Amortization	—	—	—	17,527	17,527

Total cost of revenues	16,670	7,443	2,709	17,553	44,375
Other operating expenses	19,836	10,008	8,996	22,170	61,010
Embezzlement and related expense	—	—	—	129	129
Goodwill impairment	—	—	—	9,105	9,105
Depreciation and amortization	—	—	—	9,723	9,723
Net interest expense	—	—	—	19,477	19,477
Other expense, net	—	—	—	698	698
Income tax benefit	—	—	—	(7,704)	(7,704)

Segment net income (loss)	$16,417	$7,734	$11,235	$(71,151)	$(35,765)

Year ended December 31, 2010
Product revenues	$100,412	$22,249	$38,117	$—	$160,778
Service revenues	17,527	2,487	468	—	20,482

Net revenues	117,939	24,736	38,585	—	181,260
Cost of product revenues	29,340	6,514	4,334	1,395	41,583
Cost of service revenues	16,455	1,225	628	—	18,308
Amortization	—	—	—	28,511	28,511

Total cost of revenues	45,795	7,739	4,962	29,906	88,402
Other operating expenses	37,621	7,750	18,684	19,917	83,972
Embezzlement and related expense	—	—	—	(353)	(353)
Depreciation and amortization	—	—	—	9,154	9,154
Net interest expense	—	—	—	17,292	17,292
Other income, net	—	—	—	(674)	(674)
Income tax benefit	—	—	—	(583)	(583)

Segment net income (loss)	$34,523	$9,247	$14,939	$(74,659)	$(15,950)

Note 22 — Interim Financial Information (Unaudited)
The following table presents the Company’s quarterly results of operations for fiscal 2010 and fiscal 2009.

	First	Second	Third	Fourth	Total
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
2010
Net revenues	$28,222	$47,901	$56,607	$48,530	181,260

Operating expenses	43,199	45,345	48,462	44,169	181,175

Earnings (loss) before income taxes	(19,355)	(2,143)	3,938	1,027	(16,533)

Income tax (expense) benefit	(85)	(34)	8	694	583

Net income (loss)	$(19,440)	$(2,177)	$3,946	$1,721	$(15,950)

Basic income (loss) per share	$(0.44)	$(0.05)	$0.09	$0.04	$(0.36)

Diluted income (loss) per share	$(0.44)	$(0.05)	$0.09	$0.04	$(0.36)

2009
Net revenues	$15,794	$20,976	$40,972	$23,306	$101,048

Operating expenses	22,268	31,918	30,016	40,140	124,342

Earnings (loss) before income taxes	(11,214)	(15,950)	5,811	(22,116)	(43,469)

Income tax (expense) benefit	4,317	2,099	(1,373)	2,661	7,704

Net income (loss)	$(6,897)	$(13,851)	$4,438	$(19,455)	$(35,765)

Basic income (loss) per share	$(0.34)	$(0.68)	$0.22	$(0.74)	$(1.63)

Diluted income (loss) per share	$(0.34)	$(0.68)	$0.22	$(0.74)	$(1.63)
The net loss for the second quarter 2009 includes a goodwill impairment charge of $9.1 million.
Note 23 — Subsequent Events
In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into a new $40 million asset-based revolving credit facility. The Company used a portion of the net proceeds from the offering to repay in full outstanding indebtedness under the Senior Facility and Senior Unsecured Notes that existed as of yearend 2010 and to pay related fees. Total fees incurred in the closing of the Notes and revolving credit facility are expected to total approximately $9.0 million, including $1.75 million due to an affiliate of VSS pursuant to agreements described in Note 20. $1.5 million of fees incurred as of December 31, 2010 are included in Other Assets in the Consolidated Balance Sheets.
9.75% Senior Secured Notes. On February 17, 2011, the Company completed the offering (the “Offering”) of the Notes. The Notes will mature on February 15, 2017. The Offering was a private placement exempt from the registration requirements under the Securities Act of 1933 (the “Securities Act”). The Company used a portion of the net proceeds from the sale of the Notes to repay in full outstanding indebtedness under the existing secured credit facility and senior unsecured notes and to pay related fees and expenses, and intend to use the remaining net proceeds for general corporate purposes. Interest on the Notes will accrue at a rate of 9.75% per annum from the date of original issuance and will be payable semi-annually in arrears on each February 15 and August 15, commencing on August 15, 2011, to the holders of record of the Notes on the immediately preceding February 1 and August 1. Pursuant to a Registration Rights Agreement entered into in connection with the Offering, the Company has agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) that would enable holders of the Notes to exchange the privately placed Notes for publicly registered notes with substantially identical terms. The Notes are secured by (i) a first priority lien on substantially all of the Company’s assets (other than inventory and accounts receivable and related assets of the ABL Credit Parties in connection with the ABL Facility (each as defined and discussed below) and subject to certain exceptions), including capital stock of the Guarantors (the Company and certain of its subsidiaries), and (ii) a second-priority lien on substantially all of the inventory and accounts receivable and related assets of the ABL Credit Parties, in each case, subject to certain permitted liens. The Notes also contain customary covenants, including limitations on the Company’s ability to incur debt, and events of default as defined by the agreement. The Company may, at its option, redeem the Notes prior to their maturity based on the terms included in the agreement.

Registration Rights Agreement. In connection with the Offering, the Company entered into a Registration Rights Agreement that requires that we (i) file with the SEC within 180 days after the issue date of the Notes (or February 17, 2011), a registration statement under the Securities Act (the “Exchange Offer Registration Statement”), relating to an offer to exchange the Notes (the “Exchange Offer”) for new notes (the “Exchange Notes”) on terms substantially identical to the Notes, except that the Exchange Notes will not be subject to the same restrictions on transfer; (ii) use commercially reasonable efforts to cause the Exchange Offer Registration Statement to become effective within 270 days after the date of the Notes; and (iii) within 60 days of the Exchange Offer Registration Statement becoming effective, complete the Exchange Offer and issue the Exchange Notes in exchange for all Notes validly tendered in the Exchange Offer. If the Company fails to meet these obligations set forth in the Registration Rights Agreement (a “Registration Default”), then it will be required to pay additional interest to the holders of the Notes. The rate of the additional interest will be 0.25% per annum for the first 90-day period immediately following the occurrence of a Registration Default. Thereafter, the rate of additional interest will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all Registration Defaults have been cured, up to a maximum additional interest rate of 1.0% per annum. The Company will pay such additional interest until all the Registration Defaults relating to the Notes are cured. At such time, the interest rate on the Notes will revert to the original interest rate on the Notes.
New Credit Facility (ABL Facility). On February 17, 2011, the Company’s wholly owned subsidiary, Cambium Learning, Inc. (together with its wholly owned subsidiaries, the “ABL Credit Parties”), entered into the New Credit Facility (the “ABL Facility”) pursuant to a Loan and Security Agreement (the “ABL Loan Agreement”), by and among the ABL Credit Parties, Harris N.A., individually and as Agent for any ABL Lender (as hereinafter defined) which is or becomes a party to said ABL Loan Agreement, certain other lenders party thereto (together with Harris N. A. in its capacity as a lender, the “ABL Lenders”), Barclays Bank PLC, individually and as Collateral Agent, and BMO Capital Markets and Barclays Capital, as Joint Lead Arrangers and Joint Book Runners. The ABL Facility consists of a four-year $40.0 million revolving credit facility, which includes a $5.0 million subfacility for swing line loans and a $5.0 million subfacility for letters of credit. In addition, the ABL Facility provides that the ABL Credit Parties may increase the aggregate principal amount of the ABL Facility by up to an additional $20.0 million, subject to the consent of the Agent (whose consent shall not be unreasonably withheld) and subject to the satisfaction of certain other conditions.
The interest rate for the ABL Facility will be, at the ABL Credit Parties’ option, either an amount to be determined (ranging from 2.75% to 3.25%, depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) above the London Interbank Offered Rate or at an amount to be determined (ranging from 1.75% to 2.25%, depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) above the “base rate.” On any day, the base rate will be the greatest of (i) the Agent’s then-effective prime commercial rate, (ii) an average federal funds rate plus 0.50% and (iii) the LIBOR quoted rate plus 1.00%. The ABL Facility will, subject to certain exceptions, be secured by a first-priority lien on the ABL Credit Parties’ inventory and accounts receivable and related assets and a second-priority lien (junior to the lien securing the ABL Credit Parties’ obligations with respect to the Notes) on substantially all of the ABL Credit Parties’ other assets.
Revolving loans under the ABL Facility may be used solely for (i) the satisfaction of existing indebtedness of the ABL Credit Parties under their prior senior secured credit facility and outstanding pursuant to their prior existing senior unsecured notes, (ii) general operating capital needs of the ABL Credit Parties in a manner consistent with the provisions of the ABL Facility and all applicable laws, (iii) working capital and other general corporate purposes in a manner consistent with the provisions of the ABL Facility and all applicable laws, (iv) the payment of certain fees and expenses incurred in connection with the ABL Facility and/or the Notes, and (v) other purposes permitted under the ABL Loan Agreement.
The ABL Facility contains a financial covenant that generally requires the ABL Credit Parties to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. The ABL Credit Parties will be required to pay, quarterly in arrears, an unused line fee equal to the product of (x) either 0.375% or 0.50% (depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) and (y) the average daily unused amount of the revolver.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Management’s Report on Internal Control Over Financial Reporting
(a) Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors to allow timely decisions regarding required disclosure.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework. Through management’s assessment, management did not identify any material weaknesses in the Company’s internal control over financial reporting as of December 31, 2010.
As a result of the assessment discussed above, management of the Company has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.
Whitley Penn LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010, which is included herein.
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
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the Company’s 2011 Annual Meeting of Stockholders expected to be held May 17, 2011 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the year covered by this Annual Report on Form 10-K (the “Proxy Statement”). Certain information regarding the Company’s executive officers is set forth in Part I — Item 1 — Business.

Item 11.	Executive Compensation.
The information required to be furnished pursuant to this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required to be furnished pursuant to this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required to be furnished pursuant to this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
The information required to be furnished pursuant to this item will be set forth in the Proxy Statement and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) 1. Financial statements:
The following Consolidated Financial Statements of Cambium Learning Group, Inc. are included in Part II, Item 8, Financial Statements and Supplementary Data:
•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

•	Consolidated Balance Sheets at December 31, 2010 and 2009

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Stockholders’ and Members’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008

•	Notes to the Consolidated Financial Statements
2. Financial statement schedules:
All financial statement schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits and Financial Statement Schedules:
The following exhibits are filed as part of this Annual Report. The exhibit numbers preceded by an asterisk (*) indicate exhibits previously filed and are hereby incorporated herein by reference.

Exhibit
Number	Description

*4.1
Indenture, dated as of February 17, 2011, by and among Cambium Learning Group, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Cambium Learning Group, Inc.’s Current Report on Form 8-K dated February 17, 2011 (File No. 001-34575)).

*4.2
Form of 9.75% Senior Secured Note due 2017 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 of Cambium Learning Group, Inc.’s Current Report on Form 8-K dated February 17, 2011 (File No. 001-34575)).

4.3	Loan and Security Agreement, dated as of February 17, 2011, by and among Harris N.A. as Lender and as Agent, Barclay’s Bank PLC as Collateral Agent, and Cambium Learning, Inc. as Borrower.

4.4	Purchase Agreement, dated as of February 14, 2011, for $175,000,000 Cambium Learning Group, Inc. 9.75% Senior Secured Notes due 2017.

4.5
Registration Rights Agreement, dated as of February 17, 2011, by and among Cambium Learning Group, Inc., as the Guarantors and Barclays Capital Inc. and BMO Capital Markets Corp., as representatives of the several initial purchasers.

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

*10.2
Amendment No. 1, dated September 20, 2010, to Escrow Agreement, by and among Wells Fargo Bank, National Association, the Company, Voyager Learning Company, Vowel Representative, LLC and Richard J. Surratt (incorporated by reference to Exhibit 10.2 of Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 20, 2010 (File No. 001-34575)).

*10.3
Office Lease Agreement Between Briargrove Place, L.L.C and Cambium Learning, Inc. Dated July 9, 2010 (incorporated by reference to Exhibit 10.1 of Cambium Learning Group, Inc.’s Current Report on Form 8-K dated July 9, 2010 (File No. 001-34575)).

21.1	Subsidiaries of Cambium Learning Group, Inc.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Whitley Penn LLP.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

Date: March 10, 2011	Cambium Learning Group, Inc.
	By:	/s/ Bradley C. Almond
Bradley C. Almond
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Klausner Ronald Klausner	Director and Chief Executive Officer (Principal Executive Officer)	March 10, 2011

/s/ David F. Cappellucci David F. Cappellucci	Director and President	March 10, 2011

/s/ Bradley C. Almond Bradley C. Almond	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2011

/s/ Barbara Benson Barbara Benson	Vice President and Controller (Principal Accounting Officer)	March 10, 2011

/s/ Harold O. Levy Harold O. Levy	Director	March 10, 2011

/s/ Thomas Kalinske Thomas Kalinske	Director	March 10, 2011

/s/ Neil Weiner Neil Weiner	Director	March 10, 2011

/s/ Frederick J. Schwab Frederick J. Schwab	Director	March 10, 2011

/s/ Scott J. Troeller Scott J. Troeller	Director	March 10, 2011

/s/ Richard J. Surratt Richard J. Surratt	Director	March 10, 2011

/s/ Jeffrey T. Stevenson Jeffrey T. Stevenson	Director	March 10, 2011

EXHIBIT INDEX

Exhibit
Number	Description

*4.1
Indenture, dated as of February 17, 2011, by and among Cambium Learning Group, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Cambium Learning Group, Inc.’s Current Report on Form 8-K dated February 17, 2011 (File No. 001-34575)).

*4.2
Form of 9.75% Senior Secured Note due 2017 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 of Cambium Learning Group, Inc.’s Current Report on Form 8-K dated February 17, 2011 (File No. 001-34575)).

4.3	Loan and Security Agreement, dated as of February 17, 2011, by and among Harris N.A. as Lender and as Agent, Barclay’s Bank PLC as Collateral Agent, and Cambium Learning, Inc. as Borrower.

4.4	Purchase Agreement, dated as of February 14, 2011, for $175,000,000 Cambium Learning Group, Inc. 9.75% Senior Secured Notes due 2017.

4.5
Registration Rights Agreement, dated as of February 17, 2011, by and among Cambium Learning Group, Inc., as the Guarantors and Barclays Capital Inc. and BMO Capital Markets Corp., as representatives of the several initial purchasers.

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

*10.2
Amendment No. 1, dated September 20, 2010, to Escrow Agreement, by and among Wells Fargo Bank, National Association, the Company, Voyager Learning Company, Vowel Representative, LLC and Richard J. Surratt (incorporated by reference to Exhibit 10.2 of Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 20, 2010 (File No. 001-34575)).

*10.3
Office Lease Agreement Between Briargrove Place, L.L.C and Cambium Learning, Inc. Dated July 9, 2010 (incorporated by reference to Exhibit 10.1 of Cambium Learning Group, Inc.’s Current Report on Form 8-K dated July 9, 2010 (File No. 001-34575)).

21.1	Subsidiaries of Cambium Learning Group, Inc.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Whitley Penn LLP.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.