Form 10-Q
period 2011-03-31
CAMBIUM LEARNING GROUP, INC.
filed 2011-05-16
CIK 1466815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 001-34575
Cambium Learning Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of	27-0587428 (I.R.S. Employer Identification No.)
Incorporation or Organization)

17855 North Dallas Parkway, Suite 400, Dallas, Texas	75287
(Address of Principal Executive Offices)	(Zip Code)
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
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 30, 2011 was 43,912,531.

Part I. Financial Information

Item 1.	Financial Statements.
Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Net revenues	$30,695	$28,222

Cost of revenues:
Cost of revenues	10,967	11,312
Amortization expense	6,618	6,742

Total cost of revenues	17,585	18,054

Research and development expense	2,379	3,010
Sales and marketing expense	10,903	11,057
General and administrative expense	5,812	7,938
Shipping and handling costs	334	544
Depreciation and amortization expense	1,736	2,577
Embezzlement and related expense (recoveries)	(2,436)	19

Total costs and expenses	36,313	43,199

Loss before interest, other income (expense) and income taxes	(5,618)	(14,977)

Net interest expense	(4,405)	(4,368)

Other income (expense), net	363	(10)

Loss before income taxes	(9,660)	(19,355)

Income tax expense	(97)	(85)

Net loss	$(9,757)	$(19,440)

Net loss per common share:
Basic net loss per common share	$(0.22)	$(0.44)
Diluted net loss per common share	$(0.22)	$(0.44)

Average number of common shares and equivalents outstanding:
Basic	44,353	44,318
Diluted	44,353	44,318
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,494	$11,831
Accounts receivable, net	14,122	31,627
Inventory	26,465	22,015
Deferred tax assets	3,703	3,703
Restricted assets, current	2,523	3,064
Assets held for sale	2,649	—
Other current assets	4,804	3,937

Total current assets	73,760	76,177

Property, equipment and software at cost	35,056	32,944
Accumulated depreciation and amortization	(8,834)	(7,838)

Property, equipment and software, net	26,222	25,106

Goodwill	151,915	151,915
Acquired curriculum and technology intangibles, net	30,554	33,063
Acquired publishing rights, net	35,745	38,707
Other intangible assets, net	21,058	22,132
Pre-publication costs, net	8,263	7,834
Restricted assets, less current portion	12,005	12,641
Other assets	22,454	15,487

Total assets	$381,976	$383,062

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$1,280
Current portion of capital lease obligations	400	378
Accounts payable	4,723	6,465
Contingent value rights, current	1,931	1,623
Accrued expenses	18,161	22,888
Deferred revenue, current	27,723	34,140

Total current liabilities	52,938	66,774

Long-term liabilities:
Long-term debt, less current portion	174,043	150,850
Capital lease obligations, less current portion	12,202	12,317
Deferred revenue, less current portion	3,056	3,416
Contingent value rights, less current portion	5,746	5,746
Other liabilities	19,433	19,947

Total long-term liabilities	214,480	192,276

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at March 31, 2011 and December 31, 2010)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 43,913 and 43,869 shares issued and outstanding at March 31, 2011 and December 31, 2010)	44	44
Capital surplus	260,190	259,887
Accumulated deficit	(144,975)	(135,218)
Other comprehensive income (loss):
Pension and postretirement plans	(702)	(702)
Net unrealized gain on securities	1	1

Accumulated other comprehensive income (loss)	(701)	(701)

Total stockholders’ equity	114,558	124,012

Total liabilities and stockholders’ equity	$381,976	$383,062

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(unaudited)
Operating activities:

Net loss	$(9,757)	$(19,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,354	9,319
Gain from recovery of property held for sale	(2,649)	—
Non-cash interest expense	203	530
Gain on derivative instruments	—	(494)
Change in fair value of contingent value rights obligation	308	—
Loss on disposal of assets	—	38
Stock-based compensation and expense	290	234

Changes in operating assets and liabilities:
Accounts receivable, net	17,505	6,273
Inventory	(4,450)	(1,383)
Other current assets	(867)	1,969
Other assets	189	(258)
Restricted assets	1,177	(917)
Accounts payable	(1,742)	2,500
Accrued expenses	(4,727)	(2,452)
Deferred revenue	(6,777)	(2,339)
Other long-term liabilities	(501)	(562)

Net cash used in operating activities	(3,444)	(6,982)

Investing activities:
Expenditures for property, equipment, software and pre-publication costs	(3,354)	(2,101)

Net cash used in investing activities	(3,354)	(2,101)

Financing activities:
Proceeds from debt	174,024	—
Repayment of debt	(152,130)	(320)
Deferred financing costs	(7,340)	—
Principal payments under capital lease obligations	(93)	(115)
Borrowings under revolving credit agreement	10,000	5,000
Payment of revolving credit facility	(10,000)	—
Return of pre-merger member contributions	—	(30)

Net cash provided by financing activities	14,461	4,535

Increase (decrease) in cash and cash equivalents	7,663	(4,548)

Cash and cash equivalents, beginning of period	11,831	13,345

Cash and cash equivalents, end of period	$19,494	$8,797

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
Presentation. The Condensed Consolidated Financial Statements include the accounts of the Company and are unaudited. The condensed balance sheet as of December 31, 2010 has been derived from audited financial statements. All intercompany transactions are eliminated.
As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Due to seasonality, the results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.
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
Note 2 — Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.8 million at March 31, 2011, compared to $0.6 million at December 31, 2010. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment could reasonably be expected to cause sales returns to differ from historical experience.

Note 3 — Stock-Based Compensation and Expense
The total amount of pre-tax expense for stock-based compensation recognized in the three months ended March 31, 2011 and 2010 was $0.3 million and $0.2 million, respectively. The stock-based compensation expense recorded was allocated as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Cost of revenues	$15	$9
Research and development expense	32	19
Sales and marketing expense	38	20
General and administrative expense	205	186

Total	$290	$234

On February 1, 2011, the Company granted 212,500 options under the Cambium Learning Group, Inc. 2009 Equity Incentive Plan (the “Plan”) with a total grant date fair value, net of forecasted forfeitures, of $0.2 million. Seventy-five percent of these options have a per-share exercise price equal to $4.50 and twenty-five percent of these options have an exercise price equal to $6.50. These options vest equally over a four year service period and the term of the options is ten years from the date of grant. The following assumptions were used in the Black-Scholes option-pricing model to estimate the fair value of these awards:

	Three Months Ended March 31,
	2011	2010

Expected stock volatility	35.00%	35.00%
Risk-free interest rate	2.50%	2.87%
Expected years until exercise	6.25	6.25
Dividend yield	0.00%	0.00%
Due to a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company used the simplified method as described in applicable accounting guidance for stock-based compensation to estimate the expected years until exercise on new awards.
During the quarter ended March 31, 2011, 22,306 of the options granted on January 27, 2010 and 1,507 of the options granted on May 25, 2010 were forfeited. The impact to expense during the period as a result of these forfeitures was zero.
Restricted common stock awards of 43,855 shares were issued during the quarter ended March 31, 2011, in connection with the Company’s Board of Directors compensation program. The restrictions on the common stock awards will lapse on the one-year anniversary of the grant date or upon a change in control of the Company. These awards were valued based on the Company’s closing stock price on the date of grant, February 1, 2011.
During 2010, 10,000 shares of the Company’s stock were issued as restricted stock awards.

Note 4 — Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, including the potential dilution that could occur if all of the Company’s outstanding stock awards that are in-the-money were exercised, using the treasury stock method. A reconciliation of the weighted-average number of common shares and equivalents outstanding used in the calculation of basic and diluted net loss per common share is shown in the table below for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2011	2010

Basic	44,353	44,318
Dilutive effect of awards	—	—

Diluted	44,353	44,318

Antidilutive securities:
Options	3,946	3,780
Warrants	141	72
Subscription rights	6,419	5,818
Note 5 — Fair Value Measurements
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
As of March 31, 2011, financial instruments include $19.5 million of cash and cash equivalents, restricted assets of $14.5 million, collateral investments of $2.0 million, $174.0 million of senior secured notes, $0.5 million of warrants, assets held for sale of $2.6 million, and $7.7 million in contingent value rights (or “CVRs”) issued as part of the VLCY merger consideration. As of December 31, 2010, financial instruments included $11.8 million of cash and cash equivalents, restricted assets of $15.7 million, collateral investments of $2.0 million, the $95.4 million senior secured credit facility, $56.7 million in senior unsecured notes, $0.4 million of warrants, and $7.4 million in CVRs. The fair market values of cash equivalents and restricted assets are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period. The fair value of the senior secured notes is equal to its carrying value as they were issued during the quarter at market rates and there have been no factors that would indicate a change in value through the end of the quarter. The fair values of the properties held for sale were determined by an independent appraisal conducted by a licensed realtor based on the values of similar properties in the area. These properties were acquired by the Company as a result of its recovery efforts in connection with the employee embezzlement matter described in Note 17 below.

Assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable	Total
(in thousands)	As of March 31,	Identical Assets	Observable Inputs	Inputs	Gains
Description	2011	(Level 1)	(Level 2)	(Level 3)	(Losses)
Restricted Assets:
Money Market	$14,528	$14,528	$—	$—	$—
Collateral Investments:
Money Market	901	901	—	—	—
Certificate of Deposit	1,064	1,064	—	—	—
Warrant	480	—	480	—	12
Assets held for sale	2,649	—	2,649	—	—
CVRs	7,677	—	—	7,677	(308)
The warrant was valued using the Black-Scholes pricing model. Due to the low exercise price of the warrants, the model assumptions do not significantly impact the valuation.
In accordance with the provisions in the accounting guidance for intangibles — goodwill and other, the Company’s goodwill balance of $151.9 million was tested for impairment in 2010. In the first step of the annual impairment test for fiscal 2010, the fair market value of each reporting unit was determined using an income approach and was dependent on multiple assumptions and estimates, including future cash flow projections with a terminal value multiple and the discount rate used to determine the expected present value of the estimated future cash flows. Future cash flow projections were based on management’s best estimates of economic and market conditions over the projected period, including industry fundamentals such as the state of education funding, revenue growth rates, future costs and operating margins, working capital needs, capital and other expenditures, and tax rates. The discount rate applied to the future cash flows was a weighted-average cost of capital and took into consideration market and industry conditions, returns for comparable companies, the rate of return an outside investor would expect to earn, and other relevant factors. Based on the significant unobservable inputs used in this analysis, this valuation was considered a Level 3 valuation based on the fair value hierarchy described above. The first step of impairment testing for fiscal 2010 showed that the fair value of each reporting unit exceeded its carrying value by at least 10%; therefore, no second step of testing was required and no impairment was indicated. As the Company determined that no impairment indicators were present in the quarter ended March 31, 2011, no impairment analysis was conducted during the period.
The fair value of the liability for the CVRs is determined using a probability weighted cash flow analysis which takes into consideration the likelihood, amount and timing of cash flows of each element of the pool of assets and liabilities included in the CVR. The determination of fair value of the CVRs involves significant assumptions and estimates, which are reviewed at each quarterly reporting date. As of March 31, 2011, a fair value of $7.7 million has been recorded as a liability for the remaining CVR payments. During the quarter ended March 31, 2011, a loss of $0.3 million was recorded in general and administrative expense to reflect an increase in the estimated fair value of the CVR liability. The ultimate value of the CVRs is not known at this time; however, it is not expected to be more than $11 million and could be as low as the $1.1 million already distributed. Future changes in the estimate of the fair value of the CVRs will impact results of operations and could be material.
The first CVR payment date was in September 2010 and $1.1 million was distributed to the escrow agent at that time for distribution to holders of the CVRs. A second CVR distribution will be made in June 2011 and the distribution, if any, with respect to a potential tax indemnity obligation will be in October 2013. Additionally, as described in Note 14 below, any amounts due to CVR holders as a result of refunds received related to the Michigan tax payment will be distributed upon the final resolution of this agreed contingency.

A detail of the elements included in the CVR is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	CVRs
	(In thousands)
	Estimated Fair Value	Loss (Gain) for Changes	Estimated Fair Value
	as of December 31, 2010	in Estimated CVR Liability	as of March 31, 2011
Components of CVR Liability:
Tax refunds received before closing of the merger	$1,583	$—	$1,583
Other specified tax refunds	4,501	248	4,749
Tax indemnity obligation	1,717	—	1,717
Legal receivable	2,400	—	2,400
Michigan state tax liability	(1,040)	—	(1,040)
Other specified tax related liabilities	(132)	60	(72)
Costs incurred to collect tax refunds and by stockholders’ representative	(554)	—	(554)

Estimated fair value of CVR liability	8,475	308	8,783

Payments to holders of CVRs			1,106

Remaining estimated CVR liability			$7,677

As of March 31, 2011, restricted assets in an escrow account for the benefit of the CVRs were $4.1 million, with activity as follows. The escrow account includes $3.0 million for a potential tax indemnity obligation, which, if such obligation is not triggered, will benefit the CVRs by $1.9 million with the remainder reverting back to general cash of the Company.

CVR Escrow Trust
(In thousands)

Balance as of December 31, 2010	$4,179
Costs incurred to collect tax refunds and by stockholders’ representative	(47)

Balance as of March 31, 2011	4,132

Note 6 — Comprehensive Income (Loss)
The Company recorded other comprehensive income or loss of zero for the three month periods ended March 31, 2011 and 2010. Therefore, comprehensive income (loss) is equal to the net income (loss) for these periods.
Note 7 — Other Current Assets
Other current assets at March 31, 2011 and December 31, 2010 consisted of the following:

	As of
	March 31,	December 31,
(in thousands)	2011	2010

Prepaid expenses	$1,796	$1,463
Deferred costs	1,788	2,163
Income taxes receivable	1,158	249
Other current assets	62	62

Total	$4,804	$3,937

Note 8 — Other Assets
Other assets at March 31, 2011 and December 31, 2010 consisted of the following:

	As of
	March 31,	December 31,
(in thousands)	2011	2010

Tax receivables	$10,438	$11,168
Deferred financing costs	8,778	1,542
Collateral investments	1,965	1,964
Other	1,273	813

Total	$22,454	$15,487

Note 9 — Accrued Expenses
Accrued expenses at March 31, 2011 and December 31, 2010 consisted of the following:

	As of
	March 31,	December 31,
(in thousands)	2011	2010
Salaries, bonuses and benefits	$5,639	$10,183
Accrued royalties	3,283	3,220
Accrued interest	2,010	—
Pension and post-retirement medical benefits	1,209	1,209
Deferred compensation	204	525
Other	5,816	7,751

Total	$18,161	$22,888

Note 10 — Other Liabilities
Other liabilities at March 31, 2011 and December 31, 2010 consisted of the following:

	As of
	March 31,	December 31,
(in thousands)	2011	2010
Pension and post-retirement medical benefits, long-term portion	$10,687	$10,847
Long-term deferred tax liability	4,529	4,529
Long-term income tax payable	795	847
Long-term deferred compensation	530	613
Other	2,892	3,111

Total	$19,433	$19,947

Note 11 — Pension Plan
The net pension costs of the Company’s defined benefit pension plan for the three months ended March 31, 2011 and 2010 were comprised solely of interest costs and totaled $0.1 million in each period.

Note 12 — Restructuring
As a result of the merger with VLCY on December 8, 2009, the Company has acted upon plans to reduce its combined work force and has closed its Dallas, Texas distribution facility and transferred all inventory to its distribution facility in Frederick, Colorado. The following table summarizes the amounts incurred in connection with the restructuring plan:

		Total	Incurred in	Incurred in
	Total Amount	Incurred as	Three Months	Year Ended
	Expected to	of March 31,	Ended March	December 31,
(in thousands)	be Incurred	2011	31, 2011	2010

One-time termination benefits	$1,260	$1,260	$(26)	$743

Warehouse move costs	570	570	—	570

	$1,830	$1,830	$(26)	$1,313

The change in the accrual for one-time termination benefits, which does not impact a segment and so is included in unallocated shared services, for the three months ended March 31, 2011 is as follows:

One-Time
Termination
(in thousands)	Benefits

Balance as of December 31, 2010	$85

Accrual changes	(26)

Payments made	(59)

Balance as of March 31, 2011	$—

Note 13 — Uncertain Tax Positions
The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in our financial statements. For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in our financial statements is recorded on our condensed consolidated balance sheet as an unrecognized tax benefit (“UTB”). The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities. The balance of UTBs was $7.1 million and $7.2 million at March 31, 2011 and December 31, 2010, respectively. The decrease this quarter was due primarily to the expiration of statutes of limitation.
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
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010, the Company is involved in a tax litigation matter related to a Michigan state tax issue. The final resolution of the tax litigation or potential settlement could result in a refund ranging from zero to approximately $10.4 million of which fifty percent (50%), net of expenses incurred, would be payable to the holders of the CVRs. If the Company’s position is not ultimately upheld, the Company could incur up to $10.4 million of indemnification expense in future periods on its Statements of Operations, partially offset by any reduction to the CVRs liability. Management believes it is more likely than not that the Company’s position will be upheld and a $10.4 million tax receivable for the expected refund is recorded in other assets on the Condensed Consolidated Balance Sheets as of March 31, 2011.
From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business. These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. As of March 31, 2011, these open purchase commitments totaled $3.7 million.
The Company has letters of credit outstanding as of March 31, 2011 in the amount of $2.9 million to support workers’ compensation insurance coverage, certain credit card programs, the build-to-suit lease, and performance bonds for certain contracts. The Company maintains a $1.1 million certificate of deposit as collateral for the workers’ compensation insurance and credit card program letters of credit and for Automated Clearinghouse (ACH) programs. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificate of deposit and money market fund investment are recorded in other assets.
Note 15 — Long-Term Debt
Long-term debt consists the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(in thousands)	2011	2010

$175.0 million of 9.75% senior secured notes due February 15, 2017, interest payable semiannually	$175,000	$—
Less: Unamortized discount	(957)	—

Total 9.75% senior secured notes	174,043	—

$128.0 million of floating rate senior secured notes due April 11, 2013, interest payable quarterly	—	95,408

$64.2 million of 13.75% senior unsecured notes due April 11, 2014, interest payable quarterly	—	56,722

	174,043	152,130

Less: Current portion of long-term debt	—	(1,280)

Total long-term debt	$174,043	$150,850

On February 17, 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into a new asset-based revolving credit facility with potential for up to $40 million in borrowing capacity. The Company used a portion of the net proceeds from the offering to repay in full outstanding indebtedness under the Company’s senior facility and senior unsecured notes that existed as of yearend 2010 and to pay related fees and expenses. Total fees incurred in the closing of the Notes and revolving credit facility are expected to total $9.1 million, including $1.75 million paid to an affiliate of Veronis Suhler Stevenson (VSS) pursuant to the consulting fee agreement between the Company and VSS. Deferred financing costs are capitalized in other assets in the condensed consolidated balance sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at March 31, 2011 were $8.8 million.

The Offering was a private placement exempt from the registration requirements under the Securities Act of 1933 (the “Securities Act”). Interest on the Notes will accrue at a rate of 9.75% per annum from the date of original issuance and will be payable semi-annually in arrears on each February 15 and August 15, commencing on August 15, 2011, to the holders of record of the Notes on the immediately preceding February 1 and August 1. No principal repayments are due until the maturity date of the Notes.
The Notes are secured by (i) a first priority lien on substantially all of the Company’s assets (other than inventory and accounts receivable and related assets of the ABL Credit Parties in connection with the ABL Facility (each as defined and discussed below) and subject to certain exceptions), including capital stock of the guarantors (which are certain of the Company’s subsidiaries), and (ii) a second-priority lien on substantially all of the inventory and accounts receivable and related assets of the ABL Credit Parties, in each case, subject to certain permitted liens. The Notes also contain customary covenants, including limitations on the Company’s ability to incur debt, and events of default as defined by the agreement. The Company may, at its option, redeem the Notes prior to their maturity based on the terms included in the agreement.
Registration Rights Agreement. In connection with the Offering, the Company entered into a Registration Rights Agreement that requires that the Company (i) file with the SEC within 180 days after the issue date of the Notes (or February 17, 2011), a registration statement under the Securities Act (the “Exchange Offer Registration Statement”), relating to an offer to exchange the Notes (the “Exchange Offer”) for new notes (the “Exchange Notes”) on terms substantially identical to the Notes, except that the Exchange Notes will not be subject to the same restrictions on transfer; (ii) use commercially reasonable efforts to cause the Exchange Offer Registration Statement to become effective within 270 days after the date of the Notes; and (iii) within 60 days of the Exchange Offer Registration Statement becoming effective, complete the Exchange Offer and issue the Exchange Notes in exchange for all Notes validly tendered in the Exchange Offer.
In May 2011, the Company filed the Exchange Offer Registration Statement with the SEC and anticipates the Exchange Offer Registration Statement becoming effective and the Exchange Notes being issued within the prescribed deadlines set forth in the Registration Rights Agreement.
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
As of March 31, 2011, the balances of accounts receivable and inventory collateralizing the ABL Facility were $14.1 million and $26.5 million, respectively. This resulted in a borrowing base under the ABL Loan Agreement of up to $20.1 million.
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
Cambium Learning Technologies:
Cambium Learning Technologies leverages technology to deliver subscription-based websites, online libraries, software and equipment designed to help students reach their potential in grades Pre-K through 12 and beyond. Cambium Learning Technologies products are offered under four different industry leading brands: Learning A-Z, ExploreLearning, Kurzweil Educational Systems and IntelliTools.
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

			Cambium
			Learning
	Voyager	Sopris	Technologies	Other	Consolidated
Quarter Ended March 31, 2011
Net revenues	$14,692	$4,185	$11,818	$—	$30,695
Cost of revenues	7,993	1,670	1,223	81	10,967
Amortization	—	—	—	6,618	6,618

Total cost of revenues	7,993	1,670	1,223	6,699	17,585
Other operating expenses	7,593	2,316	5,161	4,358	19,428
Embezzlement and related expense (recoveries)	—	—	—	(2,436)	(2,436)
Depreciation and amortization	—	—	—	1,736	1,736
Net interest expense	—	—	—	4,405	4,405
Other income, net	—	—	—	(363)	(363)
Income tax expense	—	—	—	97	97

Segment net income (loss)	$(894)	$199	$5,434	$(14,496)	$(9,757)

Quarter Ended March 31, 2010
Net revenues	$15,872	$3,903	$8,447	$—	$28,222
Cost of revenues	7,070	1,587	1,496	1,159	11,312
Amortization	—	—	—	6,742	6,742

Total cost of revenues	7,070	1,587	1,496	7,901	18,054
Other operating expenses	9,108	1,986	4,378	7,077	22,549
Embezzlement and related expense				19	19
Depreciation and amortization				2,577	2,577
Net interest expense				4,368	4,368
Other income, net				10	10
Income tax expense				85	85

Segment net income (loss)	$(306)	$330	$2,573	$(22,037)	$(19,440)

Note 17 — Embezzlement
On April 26, 2008, the Company began an internal investigation that revealed irregularities over the control and use of cash and certain other general ledger accounts of the Company, revealing a misappropriation of assets. These irregularities were perpetrated by a former employee over more than a three-year period beginning in 2004 and continuing through April 2008 and the losses incurred by the Company totaled $14.0 million. Charges included in the condensed consolidated statement of operations after April 2008 represent expenses incurred by the Company to recover property purchased by the former employee using the embezzled funds, net of any recoveries.
During the three months ended March 31, 2011, the Company received cash recoveries of $0.5 million and title to two properties purchased by the former employee with embezzled funds that have an appraised fair value of approximately $2.6 million, net of estimated selling costs, as of March 31, 2011. These recoveries were recorded as reductions to Embezzlement and related expense (recoveries) in the condensed consolidated statements of operations and the properties are recorded in the condensed consolidated balance sheets as Assets Held for Sale. Ongoing expenses incurred related to the Company’s recovery efforts totaled $0.1 million during the quarter.
Warrants to purchase 36,531 shares of the Company’s stock were issued to VSS-Cambium Holdings III, LLC as a result of the cash recoveries during the quarter. Upon the sale of the recovered properties the Company will be required to issue additional warrants based on the amount of cash received, net of related expenses. The number of warrants to be issued will equal 0.45 multiplied by the quotient of the net cash recovery divided by $6.50. The Company will be obligated to issue these warrants upon the sale of the properties; therefore an estimated liability of $0.6 million has been recorded as Embezzlement and related expense (recoveries) in the condensed consolidated statements of operations and Accrued expenses in the condensed consolidated balance sheets.
The charges incurred in the quarter ended March 31, 2010 relate solely to the Company’s ongoing recovery efforts.

Note 18 — Subsequent Events
During May 2011, the Company filed a registration statement on Form S-4 to register the Exchange Notes described in Note 15. The terms of the Exchange Notes are substantially identical to the terms of the Notes in all material respects, including interest rates and maturity, except that the Exchange Notes: (i) will not contain transfer restrictions and registration rights that relate to the Notes, and (ii) will not contain provisions relating to the payment of the additional interest to be paid to the holders of the Notes under circumstances related to the registration of the Notes, as set forth in the related Registration Rights Agreement. The Company will not receive any additional proceeds from the Exchange Offer.
During May 2011, the Company filed a registration statement on Form S-3 to register 24,934,692 shares of common stock (including 596,668 shares of common stock underlying warrants) beneficially held by its majority shareholder. After the effective date of the registration statement, these shares may be sold on the principal market on which the stock is traded at the prevailing market price or in negotiated transactions. The Company will not receive proceeds from the stockholder as a result of the registration of these shares. The Company may receive proceeds from the issuance of the shares of common stock being registered pursuant to the registration statement in connection with the exercise of the warrants, if and when they are exercised, unless such warrants are exercised on a cashless basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section should be read in conjunction with the audited Consolidated Financial Statements of Cambium Learning Group, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “projects,” “forecasts,” “plans,” “anticipates,” “targets,” “outlooks,” “initiatives,” “visions,” “objectives,” “strategies,” “opportunities,” “drivers,” “intends,” “scheduled to,” “seeks,” “may,” “will,” or “should,” or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy, plans, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements, as it is impossible for us to anticipate all factors that could affect our actual results. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in Part II, Item 1A and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010, and those described from time to time in our future reports filed with the SEC. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the results of any revisions to the forward-looking statements made in this report.
Our Company
We are one of the largest providers of proprietary intervention curricula, educational technologies and other research-based education solutions for students in the Pre-K through 12th grade education market in the United States. The intervention market where we focus provides supplemental education solutions to at-risk and special education students. We offer a distinctive blended intervention solution that combines different forms of current instruction techniques, including text books, education games, data management and e-learning. We believe that our approach builds a more effective learning environment that combines teacher-led instruction and technology and that this approach sets us apart from our competitors as we believe it has proven to better engage at-risk students, leading to more favorable results. Our solutions are designed to enable the most challenged learners to achieve their potential by utilizing a range of content that primarily focuses on reading and math.
Our mission is to deliver educational solutions that enable students to reach grade level academic standards. We take a holistic approach to learning and our intervention solutions address both the behavioral and cognitive needs of the students we serve. We believe our focus on the Pre-K through 12th grade intervention market and our significantly greater scale and scope of operations compared to those companies primarily focused on the intervention market gives us a competitive edge relative to our peers. Further, our products and services are highly results-oriented and enable school districts and parents across the country to improve student performance and better satisfy rigorous accountability standards.

Our primary business units include:
•	Voyager, our comprehensive intervention business;

•	Sopris, our supplemental solutions education business; and

•	Cambium Learning Technologies, our technology-based education product business.
Unallocated shared services, such as accounting, legal, human resources and corporate related items, are recorded in a “Shared Services” category. Depreciation and amortization expense, goodwill impairment, interest income and expense, other income and expense, and taxes are included in this category.
Overview
We continue to experience adverse conditions in the education funding environment as a result of the continued depressed circumstance of certain state and local budgets. As school districts rely upon state and local budgets, some of our customers have found it difficult to secure alternative funding sources in the midst of these market conditions. Additionally, potential customers are more frequently utilizing a request for proposal process to complete purchases, which elongates the time required to complete a sale.
We have experienced some positive impact, both directly and indirectly, from the American Reinvestment and Recovery Act (ARRA) passed in February 2009. The ARRA provides significant new federal funding for various education initiatives through September 2011. While the education funding is for a broad set of education initiatives, we believe that schools and districts have directed, and may continue to direct, some of the new funding for programs that use our products and services. In some instances, if ARRA funding is not used directly for programs using our products, we may still be receiving an indirect benefit. When the ARRA funding is used to assist schools to meet their overall financial needs, other funds may be freed up to use for our programs. To date we have had some success in securing orders which are funded by ARRA funds, but not to a level that has been needed to offset declines. As a result of these various market forces, we have experienced a decline in order volume in the first three months of 2011 when compared with the first three months of 2010. Order volume is an internal metric of shipments of our products and orders for online subscriptions and it serves as a leading indicator of sales.
The following trends have had or may have an impact on our sales, profitability and EBITDA:
•	Declines have been realized in our internal order volume metric due to budgetary pressures resulting from the economic crisis faced by many states and local entities and intense competition. To some extent, we expect the crisis will continue throughout the following quarters and have a continued depressive effect on general spending and, therefore, make order volume growth challenging.

•	We expect continued growth in our online subscription-based products and our Sopris supplemental education materials.

•	We have experienced a trend of success growing our portfolio to address the math needs of the market, including products such as Vmath, Transitional Math and Gizmos (ExploreLearning).

•	We believe our product diversification will strengthen our ability to sustain market share in a troubled market and capture market share when the market recovers.

•	We believe our focus on student outcomes through product usage and an overall partnership approach with the customer to implement our solutions, in the manner that the program was designed, results in higher student success rates, and such success, if achieved, will lead to customer retention and growth through reference sales.

•	We believe there is a trend of student accountability resulting in greater funding being directed to at-risk children in the United States with new funding sources, such as Race to the Top, which could provide additional funds for our products and services.

•	In 2010, we achieved significant cost savings as part of an effort to achieve merger related synergies, which included a reduction in force. We will continue to reduce costs through productivity initiatives and process reengineering and redeploy those savings into growth investments, but the magnitude of the reductions in 2010 are not expected to be replicated.

•	We will focus on several key areas in 2011, including: continued investment in our digital assets such as ExploreLearning, Learning A-Z, Ticket To Read, VocabJourney and Sopris; emphasizing our new adaptive math programs; designing and launching an online individualized intervention curriculum; and investment in our student data management system.

•	We expect to benefit from continuity of our leadership team and sales organization, who have now worked together for more than a year.

First Quarter of Fiscal 2011 Compared to the First Quarter of Fiscal 2010

	Three Months Ended
	March 31, 2011		March 31, 2010		Year Over Year Change
		% of		% of	Favorable/(Unfavorable)
(in thousands)	Amount	Sales	Amount	Sales	$	%
Net revenues:
Voyager	$14,692	47.9%	$15,872	56.2%	$(1,180)	(7.4)%
Sopris	4,185	13.6%	3,903	13.8%	282	7.2%
Cambium Learning Technologies	11,818	38.5%	8,447	29.9%	3,371	39.9%

Total net revenues	30,695	100.0%	28,222	100.0%	2,473	8.8%

Cost of revenues:
Voyager	7,993	26.0%	7,070	25.1%	(923)	(13.1)%
Sopris	1,670	5.4%	1,587	5.6%	(83)	(5.2)%
Cambium Learning Technologies	1,223	4.0%	1,496	5.3%	273	18.2%
Shared Services	81	0.3%	1,159	4.1%	1,078	93.0%
Amortization expense	6,618	21.6%	6,742	23.9%	124	1.8%

Total cost of revenues	17,585	57.3%	18,054	64.0%	469	2.6%

Research and development expense	2,379	7.8%	3,010	10.7%	631	21.0%
Sales and marketing expense	10,903	35.5%	11,057	39.2%	154	1.4%
General and administrative expense	5,812	18.9%	7,938	28.1%	2,126	26.8%
Shipping and handling costs	334	1.1%	544	1.9%	210	38.6%
Depreciation and amortization expense	1,736	5.7%	2,577	9.1%	841	32.6%
Embezzlement and related expense (recoveries)	(2,436)	(7.9)%	19	0.1%	2,455	12921.1%

Loss before interest, other income (expense) and income taxes	(5,618)	(18.3)%	(14,977)	(53.1)%	9,359	62.5%

Net interest expense	(4,405)	(14.4)%	(4,368)	(15.5)%	(37)	(0.8)%
Other income (expense), net	363	1.2%	(10)	(0.0)%	373	3730.0%
Income tax expense	(97)	(0.3)%	(85)	(0.3)%	(12)	(14.1)%

Net loss	$(9,757)	(31.8)%	$(19,440)	(68.9)%	$9,683	49.8%

Net Revenues.
Our total net revenues increased $2.5 million, or 8.8%, to $30.7 million in the first quarter of 2011 compared to the same period in 2010. This change was impacted by a purchase accounting adjustment made to reduce deferred revenue balances to fair value at the time of the VLCY acquisition which reduced the amount of deferred revenue that would have been recognized by approximately $0.3 million in the first quarter of 2011 and approximately $5.2 million in the first quarter of 2010. Additionally, we experienced a decline in order volume as many school districts are awaiting final budget approvals for fiscal 2011 before making purchases.
Voyager. The Voyager segment’s net revenues decreased $1.2 million, or 7.4%, to $14.7 million in the first quarter of 2011 compared to the same period in 2010 due to a decline in order volume. Additionally, a purchase accounting adjustment made to reduce deferred revenue balances to fair value at the time of the VLCY acquisition decreased the amount of deferred revenue that would have been recognized by approximately $0.1 million in the first quarter of 2011 and approximately $2.1 million in the first quarter of 2010.
Sopris. The Sopris segment’s net revenues increased $0.3 million, or 7.2%, to $4.2 million in the first quarter of 2011 compared to the same period in 2010, which is attributable to increased order volume. We attribute this growth to investments made in products, sales and marketing for this segment in 2010 and into 2011.
Cambium Learning Technologies. The Cambium Learning Technologies segment’s net revenues increased $3.4 million, or 39.9%, to $11.8 million in the first quarter of 2011 compared to the same period in 2010. A purchase accounting adjustment to reduce deferred revenue balances to fair value at the time of the VLCY acquisition decreased the amount of deferred revenue that would have been recognized by approximately $0.2 million in the first quarter of 2011 and approximately $3.1 million in the first quarter of 2010.

Cost of Revenues.
Cost of revenues includes expenses to print, purchase, handle and warehouse our products, as well as royalty costs, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $0.3 million, or 3.0%, to $11.0 million in the first quarter of 2011 compared to the same period in 2010 due to a decline in order volume and the impact of a purchase accounting adjustment at the time of the VLCY acquisition to reduce deferred costs to zero which reduced the cost of revenues recorded in the first quarter of 2010 by approximately $0.4 million. These factors were partially offset by an increase in product implementation and support costs.
Voyager. Cost of revenues for the Voyager segment increased $0.9 million, or 13.1%, to $8.0 million in the first quarter of 2011 compared to the same period in 2010. This increase was due to increased product implementation and support costs and the impact of a purchase accounting adjustment at the time of the VLCY acquisition to reduce deferred costs to zero which reduced the cost of revenues recorded in the first quarter of 2010 by approximately $0.4 million. These increases more than offset the impact of a decline in order volumes.
Sopris. Cost of revenues for the Sopris segment increased by $0.1 million, or 5.2%, to $1.7 million in the first quarter of 2011 compared to the same period in 2010 commensurate with the increase in order volume.
Cambium Learning Technologies. Cost of revenues for the Cambium Learning Technologies segment decreased by $0.3 million, or 18.2%, to $1.2 million in the first quarter of 2011 compared to the same period in 2010 primarily due to a one-time royalty expense adjustment of $0.4 million in the first quarter of 2010 that was not repeated in the first quarter of 2011.
Shared Services. Cost of revenues for Shared Services for the first quarter of 2011 of $0.1 million is primarily related to the costs incurred to maintain our customer-facing software applications. The charges incurred in the first quarter of 2010 primarily related to non-recurring integration costs, which were not allocated to the segments. The integration costs primarily related to the movement of inventory from VLCY’s distribution center in Dallas, Texas, to our distribution facility in Frederick, Colorado, travel related to the warehouse integration and severance costs.
Amortization Expense.
Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the first quarter of 2011 decreased $0.1 million compared to the first quarter of 2010, or 1.8%, primarily due to the fact that a majority of our intangible assets are amortized using accelerated methodologies.
Research and Development Expense.
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the first quarter of 2011 decreased $0.6 million, or 21.0%, to $2.4 million compared to the first quarter of 2010 primarily due to increased capitalization due to the timing of capitalizable versus non-capitalizable activities. Additionally, the first quarter of 2010 included non-recurring integration costs of approximately $0.2 million.
Sales and Marketing Expense.
Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the first quarter of 2011 decreased $0.2 million, or 1.4%, from the first quarter of 2010 to $10.9 million due to a decline in non-recurring integration costs partially offset by increased stock-based compensation and travel-related expenses, as a larger portion of our sales force has been allocated to field sales.
General and Administrative Expense.
General and administrative expenses decreased $2.1 million, or 26.8%, to $5.8 million compared to the first quarter of 2010 due to a decline in non-recurring integration costs of $1.9 million. The remaining decline in general and administrative expense from the first quarter of 2010 is due to synergies achieved from the VLCY merger slightly offset by $0.3 million recorded for an increase in the estimated CVR liability.

Net Interest Expense.
Net interest expense was $4.4 million in the quarters ended March 31, 2011 and 2010 as an increase in interest expense related to our long-term debt was offset by an increase in interest income recognized for our state tax receivables.
Income Tax Provision.
We recorded income tax expense of $0.1 million during the first quarter of 2011 and the first quarter of 2010 for state income tax expense in states where the Company cannot file on a unitary basis. We did not record a Federal or state income tax benefit for consolidated losses incurred during either period because realization of the tax benefits from the losses is not assured beyond a reasonable doubt given the Company’s recent history of cumulative losses. Therefore the increases in net deferred tax assets in the periods were offset by increases in the valuation allowance.
Liquidity and Capital Resources
Because sales seasonality affects operating cash flow, we normally incur a net cash deficit from all of our activities through the early part of the third quarter of the year. We typically fund these seasonal deficits through the drawdown of cash, supplemented by borrowings on a revolving credit facility, if needed. The primary source of liquidity is cash flow from operations and the primary liquidity requirements relate to interest on our long-term debt, pre-publication costs, capital investments and working capital. We believe that based on current and anticipated levels of operating performances, cash flow from operations and availability under a revolving credit facility, we will be able to make required interest payments on our debt and fund our working capital and capital expenditure requirements for the next 12 months.
Long-term debt
9.75% Senior Secured Notes. On February 17, 2011, we completed the offering (the “Offering”) of $175 million aggregate amount of 9.75% Senior Secured Notes (the “Notes”). After the issuance discount, we received proceeds of 99.442% of the aggregate offering price, or $174 million. The Notes will mature on February 15, 2017. The Offering was a private placement exempt from the registration requirements under the Securities Act. We used a portion of the net proceeds from the sale of the Notes to repay in full outstanding indebtedness under our existing secured credit facility and senior unsecured notes and to pay related fees and expenses. Interest on the Notes will accrue at a rate of 9.75% per annum from the date of original issuance and will be payable semi-annually in arrears on each February 15 and August 15, commencing on August 15, 2011, to the holders of record of the Notes on the immediately preceding February 1 and August 1. Pursuant to a Registration Rights Agreement entered into in connection with the Offering, we have agreed to file a registration statement with the SEC that would enable holders of the Notes to exchange the privately placed Notes for publicly registered notes with substantially identical terms. The Notes are secured by (i) a first priority lien on substantially all of our assets (other than inventory and accounts receivable and related assets of the ABL Credit Parties in connection with the ABL Facility (each as defined and discussed below) and subject to certain exceptions), including capital stock of the guarantors (which are certain of the Company’s subsidiaries), and (ii) a second-priority lien on substantially all of the inventory and accounts receivable and related assets of the ABL Credit Parties, in each case, subject to certain permitted liens. The Notes also contain customary covenants, including limitations on our ability to incur debt, and events of default as defined by the indenture governing the Notes. We may, at our option, redeem the Notes prior to their maturity based on the terms included in the indenture governing the Notes.
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

In May 2011, the Company filed the Exchange Offer Registration Statement with the SEC and anticipates the Exchange Offer Registration Statement becoming effective and the Exchange Notes being issued within the prescribed deadlines set forth in the Registration Rights Agreement.
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
As the ABL Facility’s borrowing base is determined by eligible inventory and eligible accounts receivable, seasonality will cause the available amount to fluctuate. The balances of accounts receivable and inventory collateralizing the ABL facility as of March 31, 2011 were $14.1 million and $26.5 million, respectively. As of March 31, 2011, we have a borrowing base under the ABL Loan Agreement of up to $20.1 million.
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
The ABL Facility contains a financial covenant that generally requires the ABL Credit Parties to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. The ABL Credit Parties will be required to pay, quarterly in arrears, an unused line fee equal to the product of (x) either 0.375% or 0.50% (depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) and (y) the average daily unused amount of the revolver. As of March 31, 2011, we were in compliance with this covenant.

Cash flows
Cash from operations is seasonal, with more cash generated in the second half of the year than in the first half of the year. Cash is historically generated during the second half of the year because the buying cycle of school districts generally starts at the beginning of each new school year in the fall. Cash provided by (used in) our operating, investing and financing activities is summarized below:

	Three Months Ended March 31,
(in thousands)	2011	2010

Operating activities	$(3,444)	$(6,982)
Investing activities	(3,354)	(2,101)
Financing activities	14,461	4,535
Operating activities. Cash used in operations was $3.4 million and $7.0 million for the three month periods ended March 31, 2011 and 2010, respectively. Overall, cash used in operations was $3.5 million lower in 2011 due to collection in the first quarter of significant accounts receivable balances outstanding at year end 2010 and the impact of significant merger-related costs incurred in the first quarter of 2010.
Investing activities. Cash used in investing activities for capital expenditures was $3.4 million in the first quarter of 2011 compared to $2.1 million in the first quarter of 2010.
Financing activities. Cash provided by financing activities was $14.5 million in the first quarter of 2011 and $4.5 million in the first quarter of 2010. Net proceeds received from the issuance of the 9.75% senior secured notes in February 2011 was $174 million offset by repayment of $152.1 million of existing notes and payments of $7.3 million related to the debt financing. During the first quarter of 2010, we borrowed $5 million under a revolving credit facility and made a principal payment of $0.3 million.
Contingencies
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010, the Company is involved in a tax litigation matter related to a Michigan state tax issue. The final resolution of the tax litigation or potential settlement could result in a refund ranging from zero to approximately $10.4 million of which fifty percent (50%), net of expenses incurred, would be payable to the holders of the CVRs. If the Company’s position is not ultimately upheld, the Company could incur up to $10.4 million of indemnification expense in future periods on its Statements of Operations, partially offset by any reduction to the CVRs liability. Management believes it is more likely than not that the Company’s position will be upheld and a $10.4 million tax receivable for the expected refund is recorded in other assets on the Condensed Consolidated Balance Sheets as of March 31, 2011.
Non-GAAP Measures
The net losses for the Company as reported on a GAAP basis for both 2011 and 2010 include material non-recurring and non-operational items. We believe that earnings (loss) from operations before interest and other income (expense), income taxes, and depreciation and amortization, or EBITDA, and Adjusted EBITDA, which further excludes non-recurring and non-operational items, provide useful information for investors to assess the results of the ongoing business of the Company.
EBITDA and Adjusted EBITDA are not prepared in accordance with GAAP and may be different from similarly named, non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We believe that Adjusted EBITDA provides useful information to investors because it reflects the underlying performance of the ongoing operations of the Company and provides investors with a view of the Company’s operations from management’s perspective. Adjusted EBITDA removes significant one-time or certain non-cash items from earnings. We use Adjusted EBITDA to monitor and evaluate the operating performance of the Company and as the basis to set and measure progress towards performance targets, which directly affect compensation for employees and executives. We generally use these non-GAAP measures as measures of operating performance and not as measures of liquidity. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items.

Below are reconciliations between net loss and Adjusted EBITDA for the three month periods ended March 31, 2011 and 2010:
Reconciliation Between Net Revenues to Adjusted Net Revenues and Between Net Loss and Adjusted EBITDA for the Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
	(In thousands)
	(Unaudited)

Total net revenues	$30,695	$28,222
Non-recurring and non-operational costs included in net revenues but excluded from adjusted net revenues:
Adjustments related to purchase accounting(a)	332	5,152

Adjusted net revenues	$31,027	$33,374

Net loss	$(9,757)	$(19,440)
Reconciling items between net loss and EBITDA:
Depreciation and amortization	8,354	9,319
Net interest expense	4,405	4,368
Other (income) expense	(363)	10
Income tax	97	85

Income (loss) from operations before interest and other income (expense), income taxes, and depreciation and amortization (EBITDA)	2,736	(5,658)

Non-recurring, non-operational, and certain non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Integration and merger-related costs(b)	—	3,443
Legacy VLCY corporate(c)	311	300
Stock-based compensation and expense(d)	290	234
Embezzlement and related expenses (recoveries)(e)	(2,436)	19
Adjustments related to purchase accounting(a)	288	4,359
Adjustments to CVR liability(f)	308	—

Adjusted EBITDA	$1,497	$2,697

(a)	Under applicable accounting guidance for business combinations, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value. Net revenues have been reduced by $0.3 million and $5.2 million, respectively, for the quarters ended March 31, 2011 and 2010 in the historical financial statements due to the write-down of deferred revenue to its estimated fair value as of the merger date. The write-down was determined by estimating the cost to fulfill the related future customer obligations plus a normal profit margin. Partially offsetting this impact, cost of revenues and sales and marketing expenses were reduced for other purchase accounting adjustments, primarily a write-down of deferred costs to zero at the acquisition date. During the quarters ended March 31, 2011 and 2010, the historical cost of revenues was reduced by $0.1 million and $0.4 million, respectively, and the historical sales and marketing expenses were reduced by zero and $0.4 million, respectively. The adjustment of deferred revenue and deferred costs to fair value is required only at the purchase accounting date; therefore, its impact on net revenues, cost of revenues, and sales and marketing expense is non-recurring.

(b)	Costs directly associated with the integration of the Company and VLCY, including severance and other costs incurred to achieve synergies and the cost of retention and change in control agreements directly related to the merger. The cost for retention and change in control agreements included was $1.1 million for the quarter ended March 31, 2010.

(c)	Legacy VLCY corporate costs representing corporate costs related to legacy VLCY liabilities such as pension and severance costs for former VLCY employees.

(d)	Stock-based compensation and expense is related to our outstanding options, restricted stock awards, warrants, and stock appreciation rights (SARs).

(e)	During 2008, we discovered certain irregularities relating to the control and use of cash and certain other general ledger items which resulted from a substantial misappropriation of assets over more than a three-year period beginning in 2004 and continuing through April 2008. These irregularities were perpetrated by a former employee, resulting in embezzlement losses, net of recoveries.

(f)	Adjustments to the CVR liability as a result of the amendments of the merger agreement and the related escrow agreement, the expiration of the statute of limitations on potential tax liabilities and changes in likelihood of collecting potential tax receivables included in the estimate of the fair value of the CVRs.
The deferred revenue balances as reported on a GAAP basis beginning in the fourth quarter of 2009 include material purchase accounting adjustments related to the VLCY acquisition. We believe that the adjusted deferred revenue balances, which exclude the effect of the purchase accounting adjustment, provide useful information for investors to assess the results of the ongoing business of the combined company.
Adjusted deferred revenue is not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We believe that adjusted deferred revenue provides useful information to investors for assessing the impact of deferred revenue changes on our reported GAAP and adjusted net revenues.
Cambium Learning Group, Inc.
Change in Adjusted Deferred Revenue
(in thousands)
Unaudited

	As of:
	December 31,	March 31,	June 30,	September, 30	December 31,	March 31,
	2009	2010	2010	2010	2010	2011
Deferred revenue	$24,181	$21,842	$23,643	$33,301	$37,556	$30,779
Purchase accounting fair value adjustment	14,374	9,222	4,662	2,262	1,437	1,105

Adjusted deferred revenue	38,555	31,064	28,305	35,563	38,993	31,884

Change in adjusted deferred revenue		$(7,491)	$(2,759)	$7,258	$3,430	$(7,109)
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements as of March 31, 2011 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
As described in Note 15 to our condensed consolidated financial statements, in February 2011, we closed an offering of $175 million aggregate principal amount of Notes due 2017 and entered into a new $40 million asset-based revolving credit facility. We used a portion of the net proceeds from the offering to repay in full outstanding indebtedness under the secured credit facility and senior unsecured notes that existed as of December 31, 2010.
There have been no other material changes in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Issued Financial Accounting Standards
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
As described in Note 15 to our condensed consolidated financial statements, in February 2011, we closed an offering of $175 million aggregate principal amount of Notes (fixed rate) due 2017 and entered into a new $40 million asset-based revolving credit facility. We used a portion of the net proceeds from the offering to repay in full outstanding indebtedness under the secured credit facility and senior unsecured notes that existed as of December 31, 2010. We have no amounts outstanding under the revolving credit facility, which is our only variable interest debt. Therefore, as of March 31, 2011 we have no material interest rate risk.
Foreign Currency Risk
The Company does not have material exposure to changes in foreign currency rates. As of March 31, 2011, the Company does not have any outstanding foreign currency forwards or option contracts.

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
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information

Item 1.	Legal Proceedings.
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010, the Company is involved in a tax litigation matter related to a Michigan state tax issue. The final resolution of the tax litigation or potential settlement could result in a refund ranging from zero to approximately $10.4 million of which fifty percent (50%), net of expenses incurred, would be payable to the holders of the CVRs. If the Company’s position is not ultimately upheld, the Company could incur up to $10.4 million of indemnification expense in future periods on its Statements of Operations, partially offset by any reduction to the CVRs liability. Management believes it is more likely than not that the Company’s position will be upheld and a $10.4 million tax receivable for the expected refund is recorded in other assets on the Condensed Consolidated Balance Sheets as of March 31, 2011.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as such factors could materially affect the Company’s business, financial condition, or future results. In the three months ended March 31, 2011, there were no material changes to the risk factors disclosed in the Company’s 2010 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following is a description of the Company’s securities that were issued or sold by the Company during the period covered by this report and which were not registered under the Securities Act of 1933, as amended (the “Securities Act”).
9.75% Senior Secured Notes
On February 17, 2011, we completed the offering (the “Offering”) of $175 million aggregate amount of 9.75% Senior Secured Notes (the “Notes”). After the issuance discount, we received proceeds of 99.442% of the aggregate offering price, or $174 million. The Notes will mature on February 15, 2017. The Offering was a private placement exempt from the registration requirements under the Securities Act. The Notes were offered inside the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and to persons outside the United States in reliance on Regulation S under the Securities Act.
We used a portion of the net proceeds from the sale of the Notes to repay in full outstanding indebtedness under our existing secured credit facility and senior unsecured notes and to pay related fees and expenses. Interest on the Notes will accrue at a rate of 9.75% per annum from the date of original issuance and will be payable semi-annually in arrears on each February 15 and August 15, commencing on August 15, 2011, to the holders of record of the Notes on the immediately preceding February 1 and August 1.
Pursuant to a Registration Rights Agreement entered into in connection with the Offering, we have agreed to file a registration statement with the SEC that would enable holders of the Notes to exchange the privately placed Notes for publicly registered notes with substantially identical terms. The Notes are secured by (i) a first priority lien on substantially all of our assets, other than inventory and accounts receivable and related assets of the ABL Credit Parties in connection with the ABL Facility (each as defined and discussed under the heading “Long-term debt” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q) and subject to certain exceptions, including capital stock of the guarantors (which are certain of the Company’s subsidiaries), and (ii) a second-priority lien on substantially all of the inventory and accounts receivable and related assets of the ABL Credit Parties, in each case, subject to certain permitted liens. The Notes also contain customary covenants, including limitations on our ability to incur debt, and events of default as defined by the indenture governing the Notes. We may, at our option, redeem the Notes prior to their maturity based on the terms included in the indenture governing the Notes (the “Indenture”). A copy of the Indenture and related form of Note have been filed as Exhibits 4.1 and 4.2, respectively, to the Company’s Current Report on Form 8-K dated February 17, 2011, and are incorporated by reference as Exhibits 4.1 and 4.2 to this Quarterly Report on Form 10-Q.

As noted, pursuant to the Registration Rights Agreement, we are required to (i) file with the SEC within 180 days after the issue date of the Notes (or February 17, 2011) a registration statement under the Securities Act (the “Exchange Offer Registration Statement”), relating to an offer to exchange the Notes (the “Exchange Offer”) for new notes (the “Exchange Notes”) on terms substantially identical to the Notes, except that the Exchange Notes will not be subject to the same restrictions on transfer; (ii) use commercially reasonable efforts to cause the Exchange Offer Registration Statement to become effective within 270 days after the date of the Notes; and (iii) within 60 days of the Exchange Offer Registration Statement becoming effective, complete the Exchange Offer and issue the Exchange Notes in exchange for all Notes validly tendered in the Exchange Offer. In May 2011, the Company filed the Exchange Offer Registration Statement with the SEC and anticipates the Exchange Offer Registration Statement becoming effective and the Exchange Notes being issued within the deadlines set forth in the Registration Rights Agreement.
Warrants to Purchase Common Stock
During the quarter ended March 31, 2011, the number of shares of common stock of the Company underlying the warrant issued to VSS-Cambium Holdings III, LLC, the sole stockholder of VSS-Cambium Holdings II Corp. (“Cambium”) immediately prior to the Company’s acquisition of Cambium, as part of the merger consideration payable to such stockholder in connection with the Cambium merger, was increased by 36,531 shares. The increase resulted from cash recoveries during the quarter in connection with the employee embezzlement matter, in accordance with the terms of the warrant. The warrant is exercisable for shares of common stock at an exercise price of $0.01 per share, and expires on December 8, 2014. The number of shares of common stock issuable under the warrant may be further increased in the future upon the occurrence of certain events described in the warrant. The issuance of these securities of to VSS-Cambium Holdings III, LLC was exempt from registration under Section 4(2) of the Securities Act.
During May 2011, the Company filed a registration statement on Form S-3 to register the shares of common stock beneficially held by VSS-Cambium Holdings III, LLC, its majority stockholder, including the shares of common stock underlying the warrant. After the effective date of this registration statement, these shares may be sold on the principal market on which the stock is traded at the prevailing market price or in negotiated transactions. The Company will not receive proceeds from the stockholder as a result of the registration of these shares. The Company may receive proceeds from the issuance of the shares of common stock being registered pursuant to the registration statement in connection with the exercise of the warrants, if and when they are exercised, unless such warrants are exercised on a “cashless” basis.

Item 6.	Exhibits.
The following exhibits are filed as part of this report.

Exhibit Number	Description

4.1
Indenture, dated as of February 17, 2011, by and among Cambium Learning Group, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Cambium Learning Group, Inc.’s Current Report on Form 8-K dated February 17, 2011 (File No. 001-34575)).

4.2	Form of 9.75% Senior Secured Note due 2017 (incorporated by reference to Exhibit 4.2 of Cambium Learning Group, Inc.’s Current Report on Form 8-K dated February 17, 2011 (File No. 001-34575)).

4.3
Loan and Security Agreement, dated as of February 17, 2011, by and among Harris N.A. as Lender and as Agent, Barclay’s Bank PLC as Collateral Agent, and Cambium Learning, Inc. as Borrower (incorporated by reference to Exhibit 4.3 of Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34575)).

4.4
Purchase Agreement, dated as of February 14, 2011, for $175,000,000 Cambium Learning Group, Inc. 9.75% Senior Secured Notes due 2017 (incorporated by reference to Exhibit 4.4 of Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34575)).

4.5
Registration Rights Agreement, dated as of February 17, 2011, by and among Cambium Learning Group, Inc., as the Guarantors and Barclays Capital Inc. and BMO Capital Markets Corp., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.4 of Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34575)).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Amendment No. 1 to Stockholders Agreement, made as of April 12, 2011, to that certain Stockholders Agreement, dated as of December 8, 2009, by and among Cambium Learning Group, Inc. (f/k/a Cambium Holdings, Inc.), VSS-Cambium Holdings III, LLC, and Vowel Representative, LLC, as Stockholders’ Representative (incorporated by reference to Exhibit 99.1 of Cambium Learning Group, Inc.’s Current Report on Form 8-K dated April 12, 2011 (File No. 001-34575)).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned duly authorized officer of the registrant.

Date: May 16, 2011	CAMBIUM LEARNING GROUP, INC.
/s/ Bradley C. Almond
Bradley C. Almond,
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1
Indenture, dated as of February 17, 2011, by and among Cambium Learning Group, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Cambium Learning Group, Inc.’s Current Report on Form 8-K dated February 17, 2011 (File No. 001-34575)).

4.2	Form of 9.75% Senior Secured Note due 2017 (incorporated by reference to Exhibit 4.2 of Cambium Learning Group, Inc.’s Current Report on Form 8-K dated February 17, 2011 (File No. 001-34575)).

4.3
Loan and Security Agreement, dated as of February 17, 2011, by and among Harris N.A. as Lender and as Agent, Barclay’s Bank PLC as Collateral Agent, and Cambium Learning, Inc. as Borrower (incorporated by reference to Exhibit 4.3 of Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34575)).

4.4
Purchase Agreement, dated as of February 14, 2011, for $175,000,000 Cambium Learning Group, Inc. 9.75% Senior Secured Notes due 2017 (incorporated by reference to Exhibit 4.4 of Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34575)).

4.5
Registration Rights Agreement, dated as of February 17, 2011, by and among Cambium Learning Group, Inc., as the Guarantors and Barclays Capital Inc. and BMO Capital Markets Corp., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.4 of Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34575)).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Amendment No. 1 to Stockholders Agreement, made as of April 12, 2011, to that certain Stockholders Agreement, dated as of December 8, 2009, by and among Cambium Learning Group, Inc. (f/k/a Cambium Holdings, Inc.), VSS-Cambium Holdings III, LLC, and Vowel Representative, LLC, as Stockholders’ Representative (incorporated by reference to Exhibit 99.1 of Cambium Learning Group, Inc.’s Current Report on Form 8-K dated April 12, 2011 (File No. 001-34575)).