Form 10-Q
period 2011-06-30
CAMBIUM LEARNING GROUP, INC.
filed 2011-08-10
CIK 1466815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 001-34575
Cambium Learning Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0587428
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

17855 North Dallas Parkway, Suite 400, Dallas, Texas	75287
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (214) 932-9500
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of July 31, 2011 was 42,271,153.

Part I. Financial Information

Item 1.	Financial Statements.
Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Net revenues	$57,191	$47,901	$87,886	$76,123

Cost of revenues:
Cost of revenues	17,819	15,217	28,786	26,529
Amortization expense	6,844	7,245	13,462	13,987

Total cost of revenues	24,663	22,462	42,248	40,516

Research and development expense	2,515	2,563	4,894	5,573
Sales and marketing expense	12,874	11,176	23,777	22,233
General and administrative expense	5,529	5,605	11,341	13,543
Shipping and handling costs	817	1,168	1,151	1,712
Depreciation and amortization expense	1,748	2,360	3,484	4,937
Embezzlement and related expense (recoveries)	40	11	(2,396)	30

Total costs and expenses	48,186	45,345	84,499	88,544

Income (loss) before interest, other income (expense) and income taxes	9,005	2,556	3,387	(12,421)

Net interest expense	(4,882)	(4,614)	(9,287)	(8,982)

Other income (expense), net	2	(85)	365	(95)

Income (loss) before income taxes	4,125	(2,143)	(5,535)	(21,498)

Income tax expense	(318)	(34)	(415)	(119)

Net income (loss)	$3,807	$(2,177)	$(5,950)	$(21,617)

Net income (loss) per common share:
Basic net income (loss) per common share	$0.09	$(0.05)	$(0.14)	$(0.49)
Diluted net income (loss) per common share	$0.09	$(0.05)	$(0.14)	$(0.49)

Average number of common shares and equivalents outstanding:
Basic	43,610	44,324	43,979	44,321
Diluted	44,431	44,324	43,979	44,321
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,578	$11,831
Accounts receivable, net	35,837	31,627
Inventory	24,926	22,015
Deferred tax assets	3,703	3,703
Restricted assets, current	1,463	3,064
Assets held for sale	2,727	—
Other current assets	3,791	3,937

Total current assets	85,025	76,177

Property, equipment and software at cost	36,881	32,944
Accumulated depreciation and amortization	(10,052)	(7,838)

Property, equipment and software, net	26,829	25,106

Goodwill	151,915	151,915
Acquired curriculum and technology intangibles, net	28,045	33,063
Acquired publishing rights, net	32,784	38,707
Other intangible assets, net	19,984	22,132
Pre-publication costs, net	8,972	7,834
Restricted assets, less current portion	11,707	12,641
Other assets	22,262	15,487

Total assets	$387,523	$383,062

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$1,280
Current portion of capital lease obligations	422	378
Accounts payable	4,937	6,465
Contingent value rights, current	—	1,623
Accrued expenses	25,388	22,888
Deferred revenue, current	28,007	34,140

Total current liabilities	58,754	66,774

Long-term liabilities:
Long-term debt, less current portion	174,083	150,850
Capital lease obligations, less current portion	12,092	12,317
Deferred revenue, less current portion	3,574	3,416
Contingent value rights, less current portion	5,896	5,746
Other liabilities	19,370	19,947

Total long-term liabilities	215,015	192,276

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at June 30, 2011 and December 31, 2010)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 43,915 and 43,869 shares issued, and 42,271 and 43,869 shares outstanding at June 30, 2011 and December 31, 2010, respectively)	44	44
Capital surplus	260,510	259,887
Accumulated deficit	(141,168)	(135,218)
Treasury stock at cost (1,644 and zero shares at June 30, 2011 and December 31, 2010, respectively)	(4,931)	—
Other comprehensive income (loss):
Pension and postretirement plans	(702)	(702)
Net unrealized gain on securities	1	1

Accumulated other comprehensive income (loss)	(701)	(701)

Total stockholders’ equity	113,754	124,012

Total liabilities and stockholders’ equity	$387,523	$383,062

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2011	2010

Operating activities:

Net loss	$(5,950)	$(21,617)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	16,946	18,924
Gain from recovery of property held for sale	(2,727)	—
Non-cash interest expense	639	1,052
Gain on derivative instruments	—	(992)
Change in fair value of contingent value rights obligation	520	—
Loss on disposal of assets	—	38
Stock-based compensation and expense	604	533

Changes in operating assets and liabilities:
Accounts receivable, net	(4,210)	(11,030)
Inventory	(2,911)	(4,830)
Other current assets	146	1,359
Other assets	625	(551)
Restricted assets	2,535	1,926
Accounts payable	(1,528)	6,070
Accrued expenses	2,500	(2,829)
Deferred revenue	(5,975)	(538)
Other long-term liabilities	(558)	(637)

Net cash provided by (used in) operating activities	656	(13,122)

Investing activities:
Cash paid for acquisitions	(1,993)	—
Expenditures for property, equipment, software and pre-publication costs	(6,718)	(5,361)

Net cash used in investing activities	(8,711)	(5,361)

Financing activities:
Proceeds from debt	174,024	—
Repayment of debt	(152,130)	(640)
Deferred financing costs	(7,980)	—
Principal payments under capital lease obligations	(181)	(242)
Borrowings under revolving credit agreement	10,000	13,000
Payment of revolving credit facility	(10,000)	—
Stock repurchases	(4,931)	—
Return of pre-merger member contributions	—	(30)

Net cash provided by financing activities	8,802	12,088

Increase (decrease) in cash and cash equivalents	747	(6,395)

Cash and cash equivalents, beginning of period	11,831	13,345

Cash and cash equivalents, end of period	$12,578	$6,950

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
The transaction was accounted for as an “acquisition” of VLCY by Cambium, as that term is used under United States Generally Accepted Accounting Principles (“U.S. GAAP”), for accounting and financial reporting purposes under the applicable accounting guidance for business combinations. In making this determination, management considered that (a) the newly developed entity did not have any significant pre-combination activity and, therefore, did not qualify to be the accounting acquirer and (b) the former sole stockholder of Cambium is the majority holder of the combined entity, while the prior owners of VLCY became minority holders in the combined entity. As a result, the historical financial statements of Cambium have become the historical financial statements of the Company.
Presentation. The Condensed Consolidated Financial Statements include the accounts of the Company and are unaudited. The condensed balance sheet as of December 31, 2010 has been derived from audited financial statements. All intercompany transactions are eliminated.
As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Due to seasonality, the results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.
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
Nature of Operations. The Company operates in three business segments: Voyager, a comprehensive intervention business; Sopris, a supplemental solutions education business; and Cambium Learning Technologies, a technology-based education business.
Note 2 — Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $1.0 million at June 30, 2011, compared to $0.6 million at December 31, 2010. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment could reasonably be expected to cause sales returns to differ from historical experience.

Note 3 — Stock-Based Compensation and Expense
The total amount of pre-tax expense for stock-based compensation recognized in the quarters ended June 30, 2011 and 2010 and the six month periods ended June 30, 2011 and 2010 was $0.3 million, $0.3 million, $0.6 million, and $0.5 million, respectively. The stock-based compensation expense recorded was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Cost of revenues	$15	$21	$30	$30
Research and development expense	33	44	65	63
Sales and marketing expense	40	48	78	68
General and administrative expense	226	186	431	372

Total	$314	$299	$604	$533

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
The Company did not issue any options under the Plan in the quarter ended June 30, 2011.
Due to a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company used the simplified method as described in applicable accounting guidance for stock-based compensation to estimate the expected years until exercise on new awards.
During the quarter ended March 31, 2011, 22,306 of the options granted on January 27, 2010 and 1,507 of the options granted on May 25, 2010 were forfeited. During the quarter ended June 30, 2011, 128,418 of the options granted on January 27, 2010 and 10,000 of the options granted on February 1, 2011 were forfeited. The impact to expense during the period as a result of these forfeitures was zero.
Restricted common stock awards of 43,855 and 9,900 shares were issued during the quarters ended March 31, 2011 and June 30, 2011, respectively, in connection with the Company’s Board of Directors compensation program. The restrictions on the common stock awards will lapse on the one-year anniversary of the grant date or upon a change in control of the Company. Additionally, restricted common stock awards of 1,000 shares were issued during the quarter ended June 30, 2011. The restrictions on the common stock awards will lapse equally over a four-year period on the anniversary of the grant date or upon a change in control of the Company. Each of the restricted common stock awards issued was valued based on the Company’s closing stock price on the date of grant.
On May 17, 2011, as previously announced by the Company, Frederick J. Schwab tendered his resignation as a director of the Company. Mr. Schwab’s decision not to stand for reelection and submit his resignation was not the result of any disagreement with the Company on any matter, including those relating to the Company’s operations, policies or practices. As a result of this resignation, 8,771 of the restricted shares issued during the first quarter of 2011 were cancelled.
During the first quarter of 2010, 10,000 shares of the Company’s stock were issued as restricted stock awards.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2011	2010	2011	2010

Basic	43,610	44,324	43,979	44,321
Dilutive effect of awards	821	—	—	—

Diluted	44,431	44,324	43,979	44,321

Antidilutive securities:
Options	3,807	3,810	3,807	3,810
Warrants	—	72	141	72
Subscription rights	—	4,663	6,645	5,231
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
As of June 30, 2011, financial instruments include $12.6 million of cash and cash equivalents, restricted assets of $13.2 million, collateral investments of $2.0 million, $174.1 million of senior secured notes, $0.5 million of warrants, assets held for sale of $2.7 million, and $5.9 million in contingent value rights (or “CVRs”) issued as part of the VLCY merger consideration. As of December 31, 2010, financial instruments included $11.8 million of cash and cash equivalents, restricted assets of $15.7 million, collateral investments of $2.0 million, the $95.4 million senior secured credit facility, $56.7 million in senior unsecured notes, $0.4 million of warrants, and $7.4 million in CVRs. The fair market values of cash equivalents and restricted assets are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period. The fair value of the senior secured notes approximates its carrying value based on quoted prices in active markets for these debt instruments when traded as assets. The fair values of the properties held for sale were determined by an independent appraisal conducted by a licensed realtor based on the values of similar properties in the area. These properties were acquired by the Company as a result of its recovery efforts in connection with the employee embezzlement matter described in Note 17 below.

Assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable	Total
(in thousands)	As of June 30,	Identical Assets	Observable Inputs	Inputs	Gains
Description	2011	(Level 1)	(Level 2)	(Level 3)	(Losses)
Restricted Assets:
Money Market	$13,170	$13,170	$—	$—	$—
Collateral Investments:
Money Market	901	901	—	—	—
Certificate of Deposit	1,064	1,064	—	—	—
Warrant	475	—	475	—	16
Assets held for sale	2,727	—	2,727	—	—
CVRs	5,896	—	—	5,896	(520)

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable	Total
(in thousands)	As of December 31,	Identical Assets	Observable Inputs	Inputs	Gains
Description	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)
Restricted Assets:
Money Market	$15,705	$15,705	$—	$—	$—
Collateral Investments:
Money Market	901	901	—	—	—
Certificate of Deposit	1,063	1,063	—	—	—
Warrant	360	—	360	—	23
Interest rate swap	—	—	—	—	992
CVRs	7,369	—	—	7,369	1,124
The warrant was valued using the Black-Scholes pricing model. Due to the low exercise price of the warrants, the model assumptions do not significantly impact the valuation.
In accordance with the provisions in the accounting guidance for intangibles — goodwill and other, the Company’s goodwill balance of $151.9 million was tested for impairment in 2010. In the first step of the annual impairment test for fiscal 2010, the fair market value of each reporting unit was determined using an income approach and was dependent on multiple assumptions and estimates, including future cash flow projections with a terminal value multiple and the discount rate used to determine the expected present value of the estimated future cash flows. Future cash flow projections were based on management’s best estimates of economic and market conditions over the projected period, including industry fundamentals such as the state of education funding, revenue growth rates, future costs and operating margins, working capital needs, capital and other expenditures, and tax rates. The discount rate applied to the future cash flows was a weighted-average cost of capital and took into consideration market and industry conditions, returns for comparable companies, the rate of return an outside investor would expect to earn, and other relevant factors. Based on the significant unobservable inputs used in this analysis, this valuation was considered a Level 3 valuation based on the fair value hierarchy described above. The first step of impairment testing for fiscal 2010 showed that the fair value of each reporting unit exceeded its carrying value by at least 10%; therefore, no second step of testing was required and no impairment was indicated. As the Company determined that no impairment indicators were present in the three and six months ended June 30, 2011, no impairment analysis was conducted during the period.
The fair value of the liability for the CVRs is determined using a probability weighted cash flow analysis which takes into consideration the likelihood, amount and timing of cash flows of each element of the pool of assets and liabilities included in the CVR. The determination of fair value of the CVRs involves significant assumptions and estimates, which are reviewed at each quarterly reporting date. As of June 30, 2011, a fair value of $5.9 million has been recorded as a liability for the remaining CVR payments. During the quarter ended June 30, 2011, a loss of $0.2 million was recorded in general and administrative expense to reflect an increase in the estimated fair value of the CVR liability. The ultimate value of the CVRs is not known at this time; however, it is not expected to be more than $10 million and could be as low as the $3.1 million already distributed. Future changes in the estimate of the fair value of the CVRs will impact results of operations and could be material.

The first and second CVR payment dates were in September 2010 and June 2011, with $1.1 million and $2.0 million, respectively, distributed to the escrow agent at those times for distribution to holders of the CVRs. The next scheduled distribution, if any, will be made no later than October 2013 and relates to a potential tax indemnity obligation. Additionally, as described in Note 14 below, any amounts due to CVR holders as a result of refunds received related to the Michigan tax payment will be distributed upon the final resolution of this agreed contingency.
A detail of the elements included in the CVR is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	CVRs
	(In thousands)
	Estimated Fair Value	Loss from Changes	Estimated Fair Value
	as of December 31, 2010	in Estimated CVR Liability	as of June 30, 2011
Components of CVR Liability:
Tax refunds received before closing of the merger	$1,583	$—	$1,583
Other specified tax refunds	4,501	296	4,797
Tax indemnity obligation	1,717	—	1,717
Legal receivable	2,400	—	2,400
Michigan state tax liability	(1,040)	—	(1,040)
Other specified tax related liabilities	(132)	79	(53)
Costs incurred to collect tax refunds and by stockholders’ representative	(554)	145	(409)

Estimated fair value of CVR liability	8,475	520	8,995

Payments to holders of CVRs	1,106		3,099

Remaining estimated CVR liability	$7,369		$5,896

As of June 30, 2011, restricted assets in an escrow account for the benefit of the CVRs were $3.1 million, with activity as detailed in the table below. The escrow account includes $3.0 million for a potential tax indemnity obligation, which, if such obligation is not triggered, will benefit the CVRs by $1.9 million with the remainder reverting back to the Company as unrestricted cash.

CVR Escrow Trust
(In thousands)

Balance as of December 31, 2010	$4,179
Tax refunds received	1,053
Payments to holders of CVRs	(1,993)
Costs incurred to collect tax refunds and by stockholders’ representative	(167)

Balance as of June 30, 2011	3,072

Note 6 — Comprehensive Income (Loss)
The Company recorded no other comprehensive income or loss for the three and six month periods ended June 30, 2011 and 2010. Therefore, comprehensive income (loss) is equal to the net income (loss) for these periods.

Note 7 — Other Current Assets
Other current assets at June 30, 2011 and December 31, 2010 consisted of the following:

	As of
	June 30,	December 31,
(in thousands)	2011	2010

Prepaid expenses	$2,080	$1,463
Deferred costs	1,711	2,163
Income taxes receivable	—	249
Other current assets	—	62

Total	$3,791	$3,937

Note 8 — Other Assets
Other assets at June 30, 2011 and December 31, 2010 consisted of the following:

	As of
	June 30,	December 31,
(in thousands)	2011	2010

Tax receivables	$10,438	$11,168
Deferred financing costs	8,532	1,542
Collateral investments	1,965	1,964
Other	1,327	813

Total	$22,262	$15,487

Note 9 — Accrued Expenses
Accrued expenses at June 30, 2011 and December 31, 2010 consisted of the following:

	As of
	June 30,	December 31,
(in thousands)	2011	2010
Salaries, bonuses and benefits	$8,632	$10,183
Accrued interest	6,335	—
Accrued royalties	3,421	3,220
Pension and post-retirement medical benefits	1,209	1,209
Deferred compensation	169	525
Other	5,622	7,751

Total	$25,388	$22,888

Note 10 — Other Liabilities
Other liabilities at June 30, 2011 and December 31, 2010 consisted of the following:

	As of
	June 30,	December 31,
(in thousands)	2011	2010
Pension and post-retirement medical benefits, long-term portion	$10,527	$10,847
Long-term deferred tax liability	4,529	4,529
Long-term income tax payable	804	847
Long-term deferred compensation	535	613
Other	2,975	3,111

Total	$19,370	$19,947

Note 11 — Pension Plan
The net pension costs of the Company’s defined benefit pension plan were comprised solely of interest costs and totaled $0.1 million for the three month periods ended June 30, 2011 and 2010 and $0.3 million for the six month periods ended June 30, 2011 and 2010.
Note 12 — Restructuring
As a result of the merger with VLCY on December 8, 2009, the Company has acted upon plans to reduce its combined work force and has closed its Dallas, Texas distribution facility and transferred all inventory to its distribution facility in Frederick, Colorado. The following table summarizes the amounts incurred in connection with the restructuring plan:

			Total	Total
		Total	Incurred in	Incurred in
	Total Amount	Incurred as	Six Months	Year Ended
	Expected to	of June 30,	Ended June 30,	December 31,
(in thousands)	be Incurred	2011	2011	2010

One-time termination benefits	$1,260	$1,260	$(26)	$743

Warehouse move costs	570	570	—	570

	$1,830	$1,830	$(26)	$1,313

The change in the accrual for one-time termination benefits, which does not impact a segment and so is included in unallocated shared services, for the six months ended June 30, 2011 is as follows:

One-Time
Termination
(in thousands)	Benefits

Balance as of December 31, 2010	$85

Accrual changes	(26)

Payments made	(59)

Balance as of June 30, 2011	$—

Note 13 — Uncertain Tax Positions
The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in our financial statements. For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in our financial statements is recorded on our condensed consolidated balance sheet as an unrecognized tax benefit (“UTB”). The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities. The balance of UTBs was $7.1 million and $7.2 million at June 30, 2011 and December 31, 2010, respectively. The decrease was due primarily to the expiration of statutes of limitation.
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
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010, the Company is involved in a tax litigation matter related to a Michigan state tax issue. The final resolution of the tax litigation or potential settlement could result in a refund ranging from zero to approximately $10.4 million of which fifty percent (50%), net of expenses incurred, would be payable to the holders of the CVRs. If the Company’s position is not ultimately upheld, the Company could incur up to $10.4 million of indemnification expense in future periods on its Statements of Operations, partially offset by any reduction to the CVRs liability. Management believes it is more likely than not that the Company’s position will be upheld and a $10.4 million tax receivable for the expected refund is recorded in other assets on the Condensed Consolidated Balance Sheets as of June 30, 2011.
From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business. These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. As of June 30, 2011, these open purchase commitments totaled $1.8 million.
The Company has letters of credit outstanding as of June 30, 2011 in the amount of $2.9 million to support workers’ compensation insurance coverage, certain credit card programs, the build-to-suit lease, and performance bonds for certain contracts. The Company maintains a $1.1 million certificate of deposit as collateral for the workers’ compensation insurance and credit card program letters of credit and for Automated Clearinghouse (ACH) programs. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificate of deposit and money market fund investment are recorded in other assets.

Note 15 — Long-Term Debt
Long-term debt consists of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(in thousands)	2011	2010

$175.0 million of 9.75% senior secured notes due February 15, 2017, interest payable semiannually	$175,000	$—
Less: Unamortized discount	(917)	—

Total 9.75% senior secured notes	174,083	—

$128.0 million of floating rate senior secured notes due April 11, 2013, interest payable quarterly	—	95,408

$64.2 million of 13.75% senior unsecured notes due April 11, 2014, interest payable quarterly	—	56,722

	174,083	152,130

Less: Current portion of long-term debt	—	(1,280)

Total long-term debt	$174,083	$150,850

On February 17, 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into a new asset-based revolving credit facility with potential for up to $40 million in borrowing capacity. The Company used a portion of the net proceeds from the offering to repay in full outstanding indebtedness under the Company’s senior facility and senior unsecured notes that existed as of yearend 2010 and to pay related fees and expenses. Total fees incurred in the closing of the Notes and revolving credit facility totaled $9.1 million, including $1.75 million paid to an affiliate of Veronis Suhler Stevenson (VSS) pursuant to the consulting fee agreement between the Company and VSS. Deferred financing costs are capitalized in other assets in the condensed consolidated balance sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at June 30, 2011 were $8.5 million.
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

In August 2011, the Exchange Offer Registration Statement filed with the SEC on May 6, 2011 was deemed effective. The Company anticipates the Exchange Offer will be completed within the prescribed deadlines set forth in the Registration Rights Agreement.
New Credit Facility (ABL Facility). On February 17, 2011, the Company’s wholly owned subsidiary, Cambium Learning, Inc. (together with its wholly owned subsidiaries, the “ABL Credit Parties”), entered into the New Credit Facility (the “ABL Facility”) pursuant to a Loan and Security Agreement (the “ABL Loan Agreement”), by and among the ABL Credit Parties, Harris N.A., individually and as Agent (the “Agent”) for any ABL Lender (as hereinafter defined) which is or becomes a party to said ABL Loan Agreement, certain other lenders party thereto (together with Harris N. A. in its capacity as a lender, the “ABL Lenders”), Barclays Bank PLC, individually and as Collateral Agent, and BMO Capital Markets and Barclays Capital, as Joint Lead Arrangers and Joint Book Runners. The ABL Facility consists of a four-year $40.0 million revolving credit facility, which includes a $5.0 million subfacility for swing line loans and a $5.0 million subfacility for letters of credit. In addition, the ABL Facility provides that the ABL Credit Parties may increase the aggregate principal amount of the ABL Facility by up to an additional $20.0 million, subject to the consent of the Agent (whose consent shall not be unreasonably withheld) and subject to the satisfaction of certain other conditions.
The interest rate for the ABL Facility will be, at the ABL Credit Parties’ option, either an amount to be determined (ranging from 2.75% to 3.25%, depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) above the London Interbank Offered Rate or at an amount to be determined (ranging from 1.75% to 2.25%, depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) above the “base rate.” On any day, the base rate will be the greatest of (i) the Agent’s then-effective prime commercial rate, (ii) an average federal funds rate plus 0.50% and (iii) the LIBOR quoted rate plus 1.00%. The ABL Facility is subject to certain exceptions, secured by a first-priority lien on the ABL Credit Parties’ inventory and accounts receivable and related assets and a second-priority lien (junior to the lien securing the ABL Credit Parties’ obligations with respect to the Notes) on substantially all of the ABL Credit Parties’ other assets.
As of June 30, 2011, the balances of accounts receivable and inventory collateralizing the ABL Facility were $35.8 million and $24.9 million, respectively. As of June 30, 2011, the Company has a borrowing base under the ABL Loan Agreement of up to $32.5 million.
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
Other:
This consists of unallocated shared services, such as accounting, legal, human resources and corporate related items. Depreciation and amortization expense, interest income and expense, other income and expense, and income taxes are also included in other, as the Company and its chief operating decision maker evaluate the performance of operating segments excluding these captions.
The following table represents the net revenues, operating expenses and income (loss) from operations which are used by the Company’s chief operating decision maker to measure the segment’s operating performance. The Company does not track assets directly by segment and the chief operating decision maker does not use assets or capital expenditures to measure a segment’s operating performance, and therefore this information is not presented.

			Cambium
			Learning
	Voyager	Sopris	Technologies	Other	Consolidated
Quarter Ended June 30, 2011
Net revenues	$35,254	$8,370	$13,567	$—	$57,191
Cost of revenues	13,947	2,568	1,232	72	17,819
Amortization	—	—	—	6,844	6,844

Total cost of revenues	13,947	2,568	1,232	6,916	24,663
Other operating expenses	9,227	2,594	5,811	4,103	21,735
Embezzlement and related expense (recoveries)	—	—	—	40	40
Depreciation and amortization	—	—	—	1,748	1,748
Net interest expense	—	—	—	4,882	4,882
Other income, net	—	—	—	(2)	(2)
Income tax expense	—	—	—	318	318

Segment net income (loss)	$12,080	$3,208	$6,524	$(18,005)	$3,807

Quarter Ended June 30, 2010
Net revenues	$32,600	$6,408	$8,893	$—	$47,901
Cost of revenues	11,902	2,161	1,122	32	15,217
Amortization	—	—	—	7,245	7,245

Total cost of revenues	11,902	2,161	1,122	7,277	22,462
Other operating expenses	9,601	1,923	4,127	4,861	20,512
Embezzlement and related expense	—	—	—	11	11
Depreciation and amortization	—	—	—	2,360	2,360
Net interest expense	—	—	—	4,614	4,614
Other expense, net	—	—	—	85	85
Income tax expense	—	—	—	34	34

Segment net income (loss)	$11,097	$2,324	$3,644	$(19,242)	$(2,177)

			Cambium
			Learning
	Voyager	Sopris	Technologies	Other	Consolidated
Six Months Ended June 30, 2011
Net revenues	$49,946	$12,555	$25,385	$—	$87,886
Cost of revenues	21,940	4,238	2,455	153	28,786
Amortization	—	—	—	13,462	13,462

Total cost of revenues	21,940	4,238	2,455	13,615	42,248
Other operating expenses	16,820	4,910	10,972	8,461	41,163
Embezzlement and related expense (recoveries)	—	—	—	(2,396)	(2,396)
Depreciation and amortization	—	—	—	3,484	3,484
Net interest expense	—	—	—	9,287	9,287
Other income, net	—	—	—	(365)	(365)
Income tax expense	—	—	—	415	415

Segment net income (loss)	$11,186	$3,407	$11,958	$(32,501)	$(5,950)

Six Months Ended June 30, 2010
Net revenues	$48,472	$10,311	$17,340	$—	$76,123
Cost of revenues	18,972	3,748	2,618	1,191	26,529
Amortization	—	—	—	13,987	13,987

Total cost of revenues	18,972	3,748	2,618	15,178	40,516
Other operating expenses	18,709	3,909	8,505	11,938	43,061
Embezzlement and related expense	—	—	—	30	30
Depreciation and amortization	—	—	—	4,937	4,937
Net interest expense	—	—	—	8,982	8,982
Other expense, net	—	—	—	95	95
Income tax expense	—	—	—	119	119

Segment net income (loss)	$10,791	$2,654	$6,217	$(41,279)	$(21,617)

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
During the six months ended June 30, 2011, the Company received cash recoveries of $0.5 million and title to two properties purchased by the former employee with embezzled funds that had an appraised fair value of approximately $2.6 million, net of estimated selling costs. These recoveries were recorded as reductions to Embezzlement and related expense (recoveries) in the condensed consolidated statements of operations and the properties were recorded in the condensed consolidated balance sheets as Assets Held for Sale. During the three months ended June 30, 2011, a majority of the costs to prepare the properties for listing were incurred which resulted in an increase in the value of the Assets Held for Sale in the condensed consolidated balance sheets as the remaining costs to sell are now comprised solely of real estate agent commissions.

Ongoing expenses incurred related to the Company’s recovery efforts totaled $0.1 million during the first half of 2011.
Warrants to purchase 36,531 shares of the Company’s common stock were issued to VSS-Cambium Holdings III, LLC as a result of the cash recoveries during the first quarter of 2011, in accordance with the terms of such warrants. Upon the sale of the recovered properties the Company will be required to issue additional warrants based on the amount of cash received, net of related expenses. The number of warrants to be issued will equal 0.45 multiplied by the quotient of the net cash recovery divided by $6.50. The Company will be obligated to issue these warrants upon the sale of the properties; therefore an estimated liability of $0.6 million was recorded as Embezzlement and related expense (recoveries) in the condensed consolidated statements of operations during the first quarter of 2011. The estimated liability was recorded in Accrued expenses in the condensed consolidated balance sheets and totals $0.6 million as of June 30, 2011.
The charges incurred in the three and six months ended June 30, 2010 relate solely to the Company’s ongoing recovery efforts.
Note 18 — Stock Repurchase
On May 20, 2011, the Company entered into a stock purchase agreement with a group of investors. The transaction was settled the same day with the Company purchasing 1,643,507 shares for a total cost of $4.9 million. Upon repurchase these treasury shares are no longer registered shares of the Company. These shares are recorded to the treasury stock line as an offset to common stock and additional paid in capital.

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
Our Company
We are one of the largest providers of proprietary intervention curricula, educational technologies and other research-based education solutions for students in the Pre-K through 12 th grade education market in the United States. The intervention market where we focus provides supplemental education solutions to at-risk and special education students. We offer a distinctive blended intervention solution that combines different forms of current instruction techniques, including text books, education games, data management and e-learning. We believe that our approach builds a more effective learning environment that combines teacher-led instruction and technology and that this approach sets us apart from our competitors as we believe it has proven to better engage at-risk students, leading to more favorable results. Our solutions are designed to enable the most challenged learners to achieve their potential by utilizing a range of content that primarily focuses on reading and math.
Our mission is to deliver educational solutions that enable students to reach grade level academic standards. We take a holistic approach to learning and our intervention solutions address both the behavioral and cognitive needs of the students we serve. We believe our focus on the Pre-K through 12 th grade intervention market and our significantly greater scale and scope of operations compared to those companies primarily focused on the intervention market gives us a competitive edge relative to our peers. Further, our products and services are highly results-oriented and enable school districts and parents across the country to improve student performance and better satisfy rigorous accountability standards.

Our primary business units include:
•	Voyager, our comprehensive intervention business;

•	Sopris, our supplemental solutions education business; and

•	Cambium Learning Technologies (“CLT”), our technology-based education business.
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
The following trends have had or may have an impact on our net revenues, profitability and EBITDA:
•	We believe our product diversification will strengthen our ability to sustain market share in a troubled market and capture market share when the market recovers.

•	We believe our focus on student outcomes through product usage and an overall partnership approach with the customer to implement our solutions, in the manner that the program was designed, results in higher student success rates, and such success, if achieved, will lead to customer retention and growth through reference sales.

•	We believe there is a trend of student accountability resulting in greater funding being directed to at-risk children in the United States with new funding sources, such as Race to the Top, which could provide additional funds for our products and services.

•	We continue to face budgetary pressures resulting from the economic crisis faced by many states and local entities and intense competition. We expect governmental spending austerity will continue over the next two to three years and have a continued depressive effect on general spending and, therefore, make order volume growth challenging.

•	We have experienced growth in our online subscription-based products and our Sopris supplemental education materials and we expect that growth to continue.

•	We have experienced a trend of growth in our portfolio of math products, including products such as Vmath, Transitional Math and Gizmos (ExploreLearning).

•	In 2010, we achieved significant cost savings as part of an effort to achieve merger related synergies, which included a reduction in force. We will continue to reduce costs through productivity initiatives and redeploy those savings into growth investments, but the magnitude of the reductions in 2010 are not expected to be replicated.

•	We will focus on several key areas in 2011, including: continued investment in our digital assets such as ExploreLearning, Learning A-Z, Kurzweil, Intellitools, Ticket To Read, VocabJourney and Sopris; emphasizing our new adaptive solutions; designing and launching an online individualized intervention curriculum; and investment in our student data management system.

•	We expect to benefit from continuity of our leadership team and sales organization, who have now worked together for more than a year.

Second Quarter of Fiscal 2011 Compared to the Second Quarter of Fiscal 2010

	Three Months Ended				Year Over Year Change
	June 30, 2011		June 30, 2010		Favorable/(Unfavorable)
		% of		% of
(in thousands)	Amount	Revenues	Amount	Revenues	$	%

Net revenues:
Voyager	$35,254	61.6%	$32,600	68.1%	$2,654	8.1%
Sopris	8,370	14.6%	6,408	13.4%	1,962	30.6%
Cambium Learning Technologies	13,567	23.7%	8,893	18.6%	4,674	52.6%

Total net revenues	57,191	100.0%	47,901	100.0%	9,290	19.4%

Cost of revenues:
Voyager	13,947	24.4%	11,902	24.8%	(2,045)	(17.2)%
Sopris	2,568	4.5%	2,161	4.5%	(407)	(18.8)%
Cambium Learning Technologies	1,232	2.2%	1,122	2.3%	(110)	(9.8)%
Shared Services	72	0.1%	32	0.1%	(40)	(125.0)%
Amortization expense	6,844	12.0%	7,245	15.1%	401	5.5%

Total cost of revenues	24,663	43.1%	22,462	46.9%	(2,201)	(9.8)%

Research and development expense	2,515	4.4%	2,563	5.4%	48	1.9%
Sales and marketing expense	12,874	22.5%	11,176	23.3%	(1,698)	(15.2)%
General and administrative expense	5,529	9.7%	5,605	11.7%	76	1.4%
Shipping costs	817	1.4%	1,168	2.4%	351	30.1%
Depreciation and amortization expense	1,748	3.1%	2,360	4.9%	612	25.9%
Embezzlement and related expense (recoveries)	40	0.1%	11	0.0%	(29)	(263.6)%

Income before interest, other income (expense) and income taxes	9,005	15.7%	2,556	5.3%	6,449	252.3%

Net interest expense	(4,882)	(8.5)%	(4,614)	(9.6)%	(268)	(5.8)%
Other income (expense), net	2	0.0%	(85)	(0.2)%	87	102.4%
Income tax expense	(318)	(0.6)%	(34)	(0.1)%	(284)	(835.3)%

Net income (loss)	$3,807	6.7%	$(2,177)	(4.5)%	$5,984	274.9%

Net Revenues.
Our total net revenues increased $9.3 million, or 19.4%, to $57.2 million in the second quarter of 2011 compared to the same period in 2010. This increase in net revenue was primarily driven by order volume increases in each of our business units. The increase was also impacted by a purchase accounting adjustment made to reduce deferred revenue balances to fair value at the time of the VLCY acquisition which reduced the amount of deferred revenue that would have been recognized by approximately $0.3 million in the second quarter of 2011 and approximately $4.6 million in the second quarter of 2010.

Voyager. The Voyager segment’s net revenues increased $2.7 million, or 8.1%, to $35.3 million in the second quarter of 2011 compared to the same period in 2010. This change was impacted by a purchase accounting adjustment made to reduce deferred revenue balances to fair value at the time of the VLCY acquisition which reduced the amount of deferred revenue that would have been recognized by approximately $0.1 million in the second quarter of 2011 and approximately $1.9 million in the second quarter of 2010. Overall order volumes increased within the Voyager segment. While a portion of the order volume increase directly impacted revenue, the full benefit of the increase has not yet been recognized as net revenue since the increase was in service revenues which are recognized when rendered.
Sopris. The Sopris segment’s net revenues increased $2.0 million, or 30.6%, to $8.4 million in the second quarter of 2011 compared to the same period in 2010, which is attributable to increased order volume. We attribute this growth to investments made in new products, and in overall sales and marketing resources and strategy for this segment in 2010 and into 2011.
Cambium Learning Technologies. The CLT segment’s net revenues increased $4.7 million, or 52.6%, to $13.6 million in the second quarter of 2011 compared to the same period in 2010. A purchase accounting adjustment to reduce deferred revenue balances to fair value at the time of the VLCY acquisition decreased the amount of deferred revenue that would have been recognized by approximately $0.2 million in the second quarter of 2011 and approximately $2.7 million in the second quarter of 2010. The segment’s net revenue increase, aside from the purchase accounting adjustment, was driven by strong growth in each major product line and demonstrates the continuing popularity of digital solutions in the education market.
Cost of Revenues.
Cost of revenues includes expenses to print, purchase, handle and warehouse our products, as well as royalty costs, and to provide services and support to customers. Cost of revenues, excluding amortization, increased $2.6 million, or 17.1%, to $17.8 million in the second quarter of 2011 compared to the same period in 2010. This is primarily due to an increase in order volume. This change was also impacted by a purchase accounting adjustment at the time of the VLCY acquisition to reduce deferred costs to zero which reduced the cost of revenues recorded in the second quarter of 2010 by approximately $0.5 million.
Voyager. Cost of revenues for the Voyager segment increased $2.0 million, or 17.2%, to $13.9 million in the second quarter of 2011 compared to the same period in 2010. This increase was impacted by a purchase accounting adjustment at the time of the VLCY acquisition to reduce deferred costs to zero which reduced the cost of revenues recorded in the second quarter of 2010 by approximately $0.5 million. However, the increase was primarily due to increased order volume, royalties, and employee related costs.
Sopris. Cost of revenues for the Sopris segment increased by $0.4 million, or 18.8%, to $2.6 million in the second quarter of 2011 compared to the same period in 2010 commensurate with the increase in order volume.
Cambium Learning Technologies. Cost of revenues for the CLT segment increased by $0.1 million, or 9.8%, to $1.2 million in the second quarter of 2011 compared to the same period in 2010 primarily due to an increase in order volume.
Shared Services. Cost of revenues for Shared Services for the second quarter of 2011 of $0.1 million is primarily related to the costs incurred to maintain our customer-facing software applications. The charges incurred in the second quarter of 2010 primarily related to non-recurring integration costs, which were not allocated to the segments. These integration costs largely related to the movement of inventory from VLCY’s distribution center in Dallas, Texas, to our distribution facility in Frederick, Colorado, travel related to the warehouse integration and severance costs.
Amortization Expense.
Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the second quarter of 2011 decreased $0.4 million compared to the second quarter of 2010, or 5.5%, primarily due to our use of accelerated amortization methodologies for the majority of our intangible assets.

Research and Development Expense.
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense recognized in the second quarter of 2011 remained consistent with the same period in 2010 as we continue to invest in our digital assets, online individualized intervention curriculum, and student data management system. While the mix of research and development expenditures shifted slightly towards CLT, expenditures in total remained relatively flat for the second quarter of 2011 when compared to the same period in 2010.
Sales and Marketing Expense.
Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the second quarter of 2011 increased $1.7 million, or 15.2%, from the second quarter of 2010 to $12.9 million. This change was impacted by a purchase accounting adjustment at the time of the VLCY acquisition to reduce deferred costs to zero which reduced the sales and marketing expenses recorded in the second quarter of 2010 by approximately $0.3 million. This increase is primarily due to an increase in selling expenditures such as employee salaries, travel costs, and conferences as a result of establishing a dedicated sales force for Sopris and a continual expansion of the CLT sales force in reaction to growth expectations. These costs were partially offset by a reduction in discretionary marketing expenditures.
General and Administrative Expense.
General and administrative expenses recognized in the second quarter of 2011 remained relatively consistent with the same period in 2010. The expenses recorded in the second quarter of 2010 included non-recurring integration costs of $0.8 million which were not replicated in 2011; however, this decline was offset by increases in the CVR liability and related professional services costs of $0.3 million and increased employee benefits costs.
Net Interest Expense.
Net interest expense increased by $0.3 million, or 5.8%, to $4.9 million in the second quarter of 2011 compared to the same period in 2010 primarily due to an increase in interest on our long-term debt.
Income Tax Provision.
We recorded income tax expense of $0.3 million during the second quarter of 2011 and $0.1 million during the second quarter of 2010 for state income tax expense in states where the Company cannot file on a unitary basis. We did not record a Federal or state income tax benefit for consolidated losses incurred during either period because realization of the tax benefits from the losses is not assured beyond a reasonable doubt given the Company’s recent history of cumulative losses. Therefore the increases in net deferred tax assets in the periods were offset by increases in the valuation allowance.

First Half of Fiscal 2011 Compared to the First Half of Fiscal 2010

	Six Months Ended				Year Over Year Change
	June 30, 2011		June 30, 2010		Favorable/(Unfavorable)
		% of		% of
(in thousands)	Amount	Revenues	Amount	Revenues	$	%

Net revenues:
Voyager	$49,946	56.8%	$48,472	63.7%	$1,474	3.0%
Sopris	12,555	14.3%	10,311	13.5%	2,244	21.8%
Cambium Learning Technologies	25,385	28.9%	17,340	22.8%	8,045	46.4%

Total net revenues	87,886	100.0%	76,123	100.0%	11,763	15.5%

Cost of revenues:
Voyager	21,940	25.0%	18,972	24.9%	(2,968)	(15.6)%
Sopris	4,238	4.8%	3,748	4.9%	(490)	(13.1)%
Cambium Learning Technologies	2,455	2.8%	2,618	3.4%	163	6.2%
Shared Services	153	0.2%	1,191	1.6%	1,038	87.2%
Amortization expense	13,462	15.3%	13,987	18.4%	525	3.8%

Total cost of revenues	42,248	48.1%	40,516	53.2%	(1,732)	(4.3)%

Research and development expense	4,894	5.6%	5,573	7.3%	679	12.2%
Sales and marketing expense	23,777	27.1%	22,233	29.2%	(1,544)	(6.9)%
General and administrative expense	11,341	12.9%	13,543	17.8%	2,202	16.3%
Shipping costs	1,151	1.3%	1,712	2.2%	561	32.8%
Depreciation and amortization expense	3,484	4.0%	4,937	6.5%	1,453	29.4%
Embezzlement and related expense (recoveries)	(2,396)	(2.7)%	30	0.0%	2,426	8086.7%

Income (loss) before interest, other income (expense) and income taxes	3,387	3.9%	(12,421)	(16.3)%	15,808	127.3%

Net interest expense	(9,287)	(10.6)%	(8,982)	(11.8)%	(305)	(3.4)%
Other income (expense), net	365	0.4%	(95)	(0.1)%	460	484.2%
Income tax expense	(415)	(0.5)%	(119)	(0.2)%	(296)	(248.7)%

Net loss	$(5,950)	(6.8)%	$(21,617)	(28.4)%	$15,667	72.5%

Net Revenues.
Our total net revenues increased $11.8 million, or 15.5%, to $87.9 million in the first half of 2011 compared to the same period in 2010. This change was impacted by a purchase accounting adjustment made to reduce deferred revenue balances to fair value at the time of the VLCY acquisition which reduced the amount of deferred revenue that would have been recognized by approximately $0.7 million in the first half of 2011 and approximately $9.7 million in the first half of 2010. Overall order volumes increased in each business unit, though the full benefit of the increase has not yet been recognized as net revenue since a significant portion is due to an increase in services and digital solutions which are recognized over the relevant service period.

Voyager. The Voyager segment’s net revenues increased $1.5 million, or 3.0%, to $49.9 million in the first half of 2011 compared to the same period in 2010. This change was impacted by a purchase accounting adjustment made to reduce deferred revenue balances to fair value at the time of the VLCY acquisition which decreased the amount of deferred revenue that would have been recognized by approximately $0.3 million in the first half of 2011 and approximately $4.0 million in the first half of 2010. Overall order volumes increased within the Voyager segment. While a portion of the order volume increase directly impacted revenue, much of the benefit of the increase has not yet been recognized as net revenue since a significant portion is due to service sales which are recognized when rendered.
Sopris. The Sopris segment’s net revenues increased $2.2 million, or 21.8%, to $12.6 million in the first half of 2011 compared to the same period in 2010, which is attributable to increased order volume. We attribute this growth to investments made in new products, and in overall sales and marketing resources and strategy for this segment in 2010 and into 2011.
Cambium Learning Technologies. The CLT segment’s net revenues increased $8.0 million, or 46.4%, to $25.4 million in the first half of 2011 compared to the same period in 2010. A purchase accounting adjustment to reduce deferred revenue balances to fair value at the time of the VLCY acquisition decreased the amount of deferred revenue that would have been recognized by approximately $0.4 million in the first half of 2011 and approximately $5.7 million in the first half of 2010. The segment’s net revenue increase, aside from purchase accounting adjustments, was driven by growth in each major product line and demonstrates the continuing popularity of digital solutions in the education market.
Cost of Revenues.
Cost of revenues includes expenses to print, purchase, handle and warehouse our products, as well as royalty costs, and to provide services and support to customers. Cost of revenues, excluding amortization, increased $2.3 million, or 8.5%, to $28.8 million in the first half of 2011 compared to the same period in 2010 due to an increase in order volume and an increase in service revenues, which are traditionally lower margin.
Voyager. Cost of revenues for the Voyager segment increased $3.0 million, or 15.6%, to $21.9 million in the first half of 2011 compared to the same period in 2010. This change was impacted by a purchase accounting adjustment at the time of the VLCY acquisition to reduce deferred costs to zero which reduced the cost of revenues recorded in the first half of 2010 by approximately $0.9 million. The increase is primarily due to increased order volumes in services and higher royalties, implementation and support costs.
Sopris. Cost of revenues for the Sopris segment increased by $0.5 million, or 13.1%, to $4.2 million in the first half of 2011 compared to the same period in 2010 commensurate with the increase in order volume.
Cambium Learning Technologies. Cost of revenues for the CLT segment decreased by $0.2 million, or 6.2%, to $2.5 million in the first half of 2011 compared to the same period in 2010 primarily due to a one-time royalty expense adjustment of $0.4 million in the first half of 2010 that was not repeated in the first half of 2011.
Shared Services. Cost of revenues for Shared Services for the first half of 2011 of $0.2 million is primarily related to the costs incurred to maintain our customer-facing software applications. The charges incurred in the first half of 2010 are primarily related to non-recurring integration costs, which were not allocated to the segments. The integration costs largely related to the movement of inventory from VLCY’s distribution center in Dallas, Texas, to our distribution facility in Frederick, Colorado, travel related to the warehouse integration and severance costs.
Amortization Expense.
Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the first half of 2011 decreased $0.5 million compared to the first half of 2010, or 3.8%, primarily due to our use of accelerated amortization methodologies for the majority of our intangible assets.

Research and Development Expense.
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the first half of 2011 decreased $0.7 million, or 12.2%, to $4.9 million compared to the first half of 2010 primarily due to increased capitalization due to the timing of capitalizable versus non-capitalizable activities. Additionally, the first half of 2010 included non-recurring integration costs of approximately $0.3 million.
Sales and Marketing Expense.
Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the first half of 2011 increased $1.5 million, or 6.9%, from the first half of 2010 to $23.8 million. This increase is primarily due to increased employee related costs, travel, and conferences, as a result of establishing a dedicated sales force for Sopris and a continual expansion of the CLT sales force in reaction to growth expectations. These costs were partially offset by a decline in discretionary marketing expenditures and the fact that the first half of 2010 included non-recurring integration costs of $0.2 million. The increase was also impacted by a purchase accounting adjustment at the time of the VLCY acquisition to reduce deferred costs to zero, which reduced sales and marketing expenses in the first half of 2010 by $0.7 million.
General and Administrative Expense.
General and administrative expenses for the first half of 2011 decreased $2.2 million, or 16.3%, to $11.3 million compared to the first half of 2010 due to a decline in non-recurring integration costs of $2.7 million. These declines were slightly offset by increases in the CVR liability and related professional services costs of $0.7 million.
Net Interest Expense.
Net interest expense for the first half of 2011 increased $0.3 million, or 3.4%, to $9.3 million compared to the first half of 2010 due to an increase in the interest on our long-term debt.
Income Tax Provision.
We recorded income tax expense of $0.4 million during the first half of 2011 and $0.1 million during the first half of 2010 for state income tax expense in states where the Company cannot file on a unitary basis. We did not record a Federal or state income tax benefit for consolidated losses incurred during either period because realization of the tax benefits from the losses is not assured beyond a reasonable doubt given the Company’s recent history of cumulative losses. Therefore the increases in net deferred tax assets in the periods were offset by increases in the valuation allowance.
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
In August 2011, the Exchange Offer Registration Statement filed with the SEC on May 6, 2011 was deemed effective. We anticipate the Exchange Offer will be completed within the prescribed deadlines set forth in the Registration Rights Agreement.
New Credit Facility (ABL Facility). On February 17, 2011, our wholly owned subsidiary, Cambium Learning, Inc. (together with its wholly owned subsidiaries, the “ABL Credit Parties”), entered into a new asset-backed revolving credit facility (the “ABL Facility”) pursuant to a Loan and Security Agreement (the “ABL Loan Agreement”), by and among the ABL Credit Parties, Harris N.A., individually and as Agent (the “Agent”) for any ABL Lender (as hereinafter defined) which is or becomes a party to said ABL Loan Agreement, certain other lenders party thereto (together with Harris N. A. in its capacity as a lender, the “ABL Lenders”), Barclays Bank PLC, individually and as Collateral Agent, and BMO Capital Markets and Barclays Capital, as Joint Lead Arrangers and Joint Book Runners. The ABL Facility consists of a four-year $40.0 million revolving credit facility, which includes a $5.0 million subfacility for swing line loans and a $5.0 million subfacility for letters of credit. In addition, the ABL Facility provides that the ABL Credit Parties may increase the aggregate principal amount of the ABL Facility by up to an additional $20.0 million, subject to the consent of the Agent (whose consent shall not be unreasonably withheld) and subject to the satisfaction of certain other conditions specified in the ABL Facility.
As the ABL Facility’s borrowing base is determined by eligible inventory and eligible accounts receivable, seasonality will cause the available amount to fluctuate. The balances of accounts receivable and inventory collateralizing the ABL facility as of June 30, 2011 were $35.8 million and $24.9 million, respectively. As of June 30, 2011, we have a borrowing base under the ABL Loan Agreement of up to $32.5 million.

The interest rate for the ABL Facility will be, at the ABL Credit Parties’ option, either an amount to be determined (ranging from 2.75% to 3.25%, depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) above the London Interbank Offered Rate or at an amount to be determined (ranging from 1.75% to 2.25%, depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) above the “base rate.” On any day, the base rate will be the greatest of (i) the Agent’s then-effective prime commercial rate, (ii) an average federal funds rate plus 0.50% and (iii) the LIBOR quoted rate plus 1.00%. The ABL Facility are subject to certain exceptions, secured by a first-priority lien on the ABL Credit Parties’ inventory and accounts receivable and related assets and a second-priority lien (junior to the lien securing the ABL Credit Parties’ obligations with respect to the Notes) on substantially all of the ABL Credit Parties’ other assets.
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
The ABL Facility contains a financial covenant that generally requires the ABL Credit Parties to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. The ABL Credit Parties will be required to pay, quarterly in arrears, an unused line fee equal to the product of (x) either 0.375% or 0.50% (depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) and (y) the average daily unused amount of the revolver. As of June 30, 2011, we were in compliance with this covenant.
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

	For the six months ended June 30,
(in thousands)	2011	2010

Operating activities	$656	$(13,122)
Investing activities	(8,711)	(5,361)
Financing activities	8,802	12,088
Operating activities. Cash provided by (used in) operations was $0.7 million and ($13.1) million for the six month periods ended June 30, 2011 and 2010, respectively. Overall, cash flow from operations improved by approximately $13.8 million primarily due to the collection of significant accounts receivable balances outstanding at year end 2010. Additionally, cash outflows of $3.0 million related to onetime integrations costs were paid in the first half of 2010 that were only partially offset by timing of payments for accounts payable and accrued expenses at the end of the respective periods.
Investing activities. Cash used in investing activities was $8.7 million in the first half of 2011 compared to $5.4 million in the first half of 2010. The change was due to an increase in capital expenditures of $1.4 million and the issuance of the second CVR payment totaling $2.0 million.
Financing activities. Cash provided by financing activities was $8.8 million in the first half of 2011 and $12.1 million in the first half of 2010. Net proceeds received from the issuance of the 9.75% senior secured notes was $174 million offset by repayment of $152.1 million of existing notes and payments of $8.0 million related to the debt financing costs. Additionally, we made a stock repurchase in the second quarter of 2011 at a cost of $4.9 million. During the first half of 2010, we borrowed $13.0 million under a revolving credit facility, made principal payments of $0.6 million, and made capital lease payments of $0.2 million.

Contingencies
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010, the Company is involved in a tax litigation matter related to a Michigan state tax issue. The final resolution of the tax litigation or potential settlement could result in a refund ranging from zero to approximately $10.4 million of which fifty percent (50%), net of expenses incurred, would be payable to the holders of the CVRs. If the Company’s position is not ultimately upheld, the Company could incur up to $10.4 million of indemnification expense in future periods on its Statements of Operations, partially offset by any reduction to the CVRs liability. Management believes it is more likely than not that the Company’s position will be upheld and a $10.4 million tax receivable for the expected refund is recorded in other assets on the Condensed Consolidated Balance Sheets as of June 30, 2011.
Non-GAAP Measures
The net income (loss) for the Company as reported on a GAAP basis for both 2011 and 2010 include material non-recurring and non-operational items. We believe that earnings (loss) from operations before interest and other income (expense), income taxes, and depreciation and amortization, or EBITDA, and Adjusted EBITDA, which further excludes non-recurring and non-operational items, provide useful information for investors to assess the results of the ongoing business of the Company.
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

Reconciliation Between Net Revenues and Adjusted Net Revenues and Between Net Income (Loss) and Adjusted EBITDA for the Three Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,
	2011	2010
	(In thousands)
	(Unaudited)

Total net revenues	$57,191	$47,901
Non-recurring and non-operational costs included in net revenues but excluded from adjusted net revenues:
Adjustments related to purchase accounting (a)	323	4,560

Adjusted net revenues	$57,514	$52,461

Net income (loss)	$3,807	$(2,177)
Reconciling items between net income (loss) and EBITDA:
Depreciation and amortization	8,592	9,605
Net interest expense	4,882	4,614
Other (income) expense	(2)	85
Income tax	318	34

Income from operations before interest and other income (expense), income taxes, and depreciation and amortization (EBITDA)	17,597	12,161

Non-recurring, non-operational, and certain non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Integration and merger-related costs (b)	—	1,114
Legacy VLCY corporate (c)	366	175
Stock-based compensation expense (d)	314	299
Embezzlement and related expenses (recoveries) (e)	40	11
Adjustments related to purchase accounting (a)	283	3,710
Adjustments to CVR liability (f)	212	—

Adjusted EBITDA	$18,812	$17,470

Reconciliation Between Net Revenues and Adjusted Net Revenues and Between Net Loss and Adjusted EBITDA for the Six Months Ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	2010
	(In thousands)
	(Unaudited)

Total net revenues	$87,886	$76,123
Non-recurring and non-operational costs included in net revenues but excluded from adjusted net revenues:
Adjustments related to purchase accounting (a)	655	9,712

Adjusted net revenues	$88,541	$85,835

Net loss	$(5,950)	$(21,617)
Reconciling items between net loss and EBITDA:
Depreciation and amortization	16,946	18,924
Net interest expense	9,287	8,982
Other (income) expense	(365)	95
Income tax	415	119

Income from operations before interest and other income (expense), income taxes, and depreciation and amortization (EBITDA)	20,333	6,503

Non-recurring, non-operational, and certain non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Integration and merger-related costs (b)	—	4,557
Legacy VLCY corporate (c)	677	475
Stock-based compensation expense (d)	604	533
Embezzlement and related expenses (recoveries) (e)	(2,396)	30
Adjustments related to purchase accounting (a)	571	8,069
Adjustments to CVR liability (f)	520	—

Adjusted EBITDA	$20,309	$20,167

(a)	Under applicable accounting guidance for business combinations, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value. Net revenues have been reduced by $0.3 million, $4.6 million, $0.7 million, and $9.7 million, respectively, for the quarters ended June 30, 2011 and 2010 and the six month periods ended June 30, 2011 and 2010 in the historical financial statements due to the write-down of deferred revenue to its estimated fair value as of the merger date. The write-down was determined by estimating the cost to fulfill the related future customer obligations plus a normal profit margin. Partially offsetting this impact, cost of revenues and sales and marketing expenses were reduced for other purchase accounting adjustments, primarily a write-down of deferred costs to zero at the acquisition date. During the quarters ended June 30, 2011 and 2010 and the six month periods ended June 30, 2011 and 2010, the historical cost of revenues was reduced by $0.1 million, $0.5 million, $0.1 million, and $0.9 million, respectively, and the historical sales and marketing expenses were reduced by zero, $0.3 million, zero, and $0.7 million, respectively. The adjustment of deferred revenue and deferred costs to fair value is required only at the purchase accounting date; therefore, its impact on net revenues, cost of revenues, and sales and marketing expense is non-recurring.

(b)	Costs directly associated with the integration of the Company and VLCY, including severance and other costs incurred to achieve synergies and the cost of retention and change in control agreements directly related to the merger. The cost for retention and change in control agreements included was $0.5 million and $1.6 million, respectively, for the quarter and six month period ended June 30, 2010.

(c)	Legacy VLCY corporate costs representing corporate costs related to legacy VLCY liabilities such as pension and severance costs for former VLCY employees.

(d)	Stock-based compensation and expense is related to our outstanding options, restricted stock awards, warrants, and stock appreciation rights (SARs).

(e)	During 2008, we discovered certain irregularities relating to the control and use of cash and certain other general ledger items which resulted from a substantial misappropriation of assets over more than a three-year period beginning in 2004 and continuing through April 2008. These irregularities were perpetrated by a former employee, resulting in embezzlement losses and subsequent recoveries. In recent periods we have been experiencing gains as assets are recovered in excess of the related costs to recover.

(f)	Adjustments to the CVR liability as a result of the amendments of the merger agreement and the related escrow agreement, the expiration of the statute of limitations on potential tax liabilities and changes in likelihood of collecting potential tax receivables included in the estimate of the fair value of the CVRs.
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
Cambium Learning Group, Inc.
Change in Adjusted Deferred Revenue
(In thousands)
(Unaudited)

	As of:
	December 31,	March 31,	June 30,	September, 30	December 31,	March 31,	June 30,
	2009	2010	2010	2010	2010	2011	2011
Deferred revenue	$24,181	$21,842	$23,643	$33,301	$37,556	$30,779	$31,581
Purchase accounting fair value adjustment	14,374	9,222	4,662	2,262	1,437	1,105	782

Adjusted deferred revenue	38,555	31,064	28,305	35,563	38,993	31,884	32,363

Change in adjusted deferred revenue		$(7,491)	$(2,759)	$7,258	$3,430	$(7,109)	$479

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements as of June 30, 2011 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
In June 2011, new guidance was issued regarding the disclosure of the components of comprehensive income. This guidance gives the entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is required to be adopted retrospectively. The Company will adopt this guidance beginning with our first quarter 2012 Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
As described in Note 15 to our condensed consolidated financial statements, in February 2011, we closed an offering of $175 million aggregate principal amount of Notes (fixed rate) due 2017 and entered into a new $40 million asset-based revolving credit facility. We used a portion of the net proceeds from the offering to repay in full outstanding indebtedness under the secured credit facility and senior unsecured notes that existed as of December 31, 2010. We have no amounts outstanding under the revolving credit facility, which is our only variable interest debt. Therefore, as of June 30, 2011 we have no material interest rate risk.
Foreign Currency Risk
The Company does not have material exposure to changes in foreign currency rates. As of June 30, 2011, the Company does not have any outstanding foreign currency forwards or option contracts.

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
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information

Item 1.	Legal Proceedings.
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010, the Company is involved in a tax litigation matter related to a Michigan state tax issue. The final resolution of the tax litigation or potential settlement could result in a refund ranging from zero to approximately $10.4 million of which fifty percent (50%), net of expenses incurred, would be payable to the holders of the CVRs. If the Company’s position is not ultimately upheld, the Company could incur up to $10.4 million of indemnification expense in future periods on its Statements of Operations, partially offset by any reduction to the CVRs liability. Management believes it is more likely than not that the Company’s position will be upheld and a $10.4 million tax receivable for the expected refund is recorded in other assets on the Condensed Consolidated Balance Sheets as of June 30, 2011.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as such factors could materially affect the Company’s business, financial condition, or future results. In the three months ended June 30, 2011, there were no material changes to the risk factors disclosed in the Company’s 2010 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Shares of common stock repurchased by the Company during the quarter ended June 30, 2011, were as follows:

Issuer Purchases of Equity Securities
	(a)		Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	that May Yet be Purchased
Period:	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Program
April 1 – April 30	—	—	—	—
May 1 – May 31	1,643,507	3.00	—	—
June 1 – June 30	—	—	—	—

(a)	On May 20, 2011, the Company entered into a stock purchase agreement with a group of investors. The transaction was settled the same day with the Company purchasing 1,643,507 shares for a total cost of $4.9 million. Upon repurchase these treasury shares are no longer registered shares of the Company.

Item 6.	Exhibits.
The following exhibits are filed as part of this report.

Exhibit Number	Description
10.1
Amendment No. 1, dated as of April 12, 2011, to Stockholders Agreement by and among Cambium Learning Group, Inc., VSS-Cambium Holdings III, LLC, and Vowel Representative, LLC, as Stockholders’ Representative ((incorporated by reference to Exhibit 99.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated April 12, 2011 (File No. 001-34575)).

10.2
Stock Purchase Agreement, dated as of May 20, 2011, by and among Cambium Learning Group, Inc., and each of the persons and entities listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated May 17, 2011 (File No. 001-34575)).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	Instance Document*

101.def	XBRL Taxonomy Extension Definition Linkbase Document*

101.sch	XBRL Taxonomy Extension Schema Document*

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document*

101.lab	XBRL Taxonomy Extension Label Linkbase Document*

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Furnished, not filed, herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned duly authorized officer of the registrant.

Date: August 10, 2011	CAMBIUM LEARNING GROUP, INC.

/s/ Bradley C. Almond Bradley C. Almond,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Amendment No. 1, dated as of April 12, 2011, to Stockholders Agreement by and among Cambium Learning Group, Inc., VSS-Cambium Holdings III, LLC, and Vowel Representative, LLC, as Stockholders’ Representative ((incorporated by reference to Exhibit 99.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated April 12, 2011 (File No. 001-34575)).

10.2
Stock Purchase Agreement, dated as of May 20, 2011, by and among Cambium Learning Group, Inc., and each of the persons and entities listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated May 17, 2011 (File No. 001-34575)).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	Instance Document*

101.def	XBRL Taxonomy Extension Definition Linkbase Document*

101.sch	XBRL Taxonomy Extension Schema Document*

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document*

101.lab	XBRL Taxonomy Extension Label Linkbase Document*

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Furnished, not filed, herewith.