Form 10-Q
period 2011-09-30
CAMBIUM LEARNING GROUP, INC.
filed 2011-11-10
CIK 1466815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 001-34575
Cambium Learning Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0587428
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

17855 North Dallas Parkway, Suite 400, Dallas,	75287
Texas
(Address of Principal Executive Offices)	(Zip Code)
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
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of October 31, 2011 was 49,517,529.

Part I. Financial Information

Item 1.	Financial Statements.
Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Net revenues	$52,906	$56,607	$140,792	$132,730

Cost of revenues:
Cost of revenues	16,318	18,021	45,104	44,550
Amortization expense	6,962	7,096	20,424	21,083

Total cost of revenues	23,280	25,117	65,528	65,633

Research and development expense	2,199	2,543	7,093	8,116
Sales and marketing expense	11,817	11,966	35,594	34,199
General and administrative expense	4,795	5,608	16,136	19,151
Shipping and handling costs	844	1,122	1,995	2,834
Depreciation and amortization expense	1,858	2,085	5,342	7,022
Embezzlement and related expense (recoveries)	(56)	21	(2,452)	51

Total costs and expenses	44,737	48,462	129,236	137,006

Income (loss) before interest, other income (expense) and income taxes	8,169	8,145	11,556	(4,276)

Net interest expense	(4,950)	(4,478)	(14,237)	(13,460)

Other income, net	—	271	365	176

Income (loss) before income taxes	3,219	3,938	(2,316)	(17,560)

Income tax benefit (expense)	(155)	8	(570)	(111)

Net income (loss)	$3,064	$3,946	$(2,886)	$(17,671)

Net income (loss) per common share:
Basic net income (loss) per common share	$0.07	$0.09	$(0.06)	$(0.40)
Diluted net income (loss) per common share	$0.07	$0.09	$(0.06)	$(0.40)

Average number of common shares and equivalents outstanding:
Basic	46,743	44,324	44,911	44,322
Diluted	47,130	44,395	44,911	44,322
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,812	$11,831
Accounts receivable, net	30,972	31,627
Inventory	20,750	22,015
Deferred tax assets	3,703	3,703
Restricted assets, current	1,392	3,064
Assets held for sale	2,727	—
Other current assets	4,497	3,937

Total current assets	117,853	76,177

Property, equipment and software at cost	40,340	32,944
Accumulated depreciation and amortization	(11,420)	(7,838)

Property, equipment and software, net	28,920	25,106

Goodwill	151,915	151,915
Acquired curriculum and technology intangibles, net	25,538	33,063
Acquired publishing rights, net	29,822	38,707
Other intangible assets, net	18,910	22,132
Pre-publication costs, net	9,610	7,834
Restricted assets, less current portion	11,407	12,641
Other assets	22,177	15,487

Total assets	$416,152	$383,062

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$1,280
Current portion of capital lease obligations	823	378
Accounts payable	1,865	6,465
Contingent value rights, current	—	1,623
Accrued expenses	21,129	22,888
Deferred revenue, current	38,686	34,140

Total current liabilities	62,503	66,774

Long-term liabilities:
Long-term debt, less current portion	174,124	150,850
Capital lease obligations, less current portion	12,378	12,317
Deferred revenue, less current portion	4,793	3,416
Contingent value rights, less current portion	5,896	5,746
Other liabilities	19,238	19,947

Total long-term liabilities	216,429	192,276

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at September 30, 2011 and December 31, 2010)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 51,162 and 43,869 shares issued, and 49,518 and 43,869 shares outstanding at September 30, 2011 and December 31, 2010, respectively)	51	44
Capital surplus	280,905	259,887
Accumulated deficit	(138,104)	(135,218)
Treasury stock at cost (1,644 and zero shares at September 30, 2011 and December 31, 2010, respectively)	(4,931)	—
Other comprehensive income (loss):
Pension and postretirement plans	(702)	(702)
Net unrealized gain on securities	1	1

Accumulated other comprehensive income (loss)	(701)	(701)

Total stockholders’ equity	137,220	124,012

Total liabilities and stockholders’ equity	$416,152	$383,062

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2011	2010
Operating activities:

Net loss	$(2,886)	$(17,671)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	25,766	28,105
Gain from recovery of property held for sale	(2,727)	—
Non-cash interest expense	1,078	1,585
Gain on derivative instruments	—	(992)
Change in fair value of contingent value rights obligation	520	100
Loss on disposal of assets	—	38
Stock-based compensation and expense	953	778
Deferred income taxes	—	(606)

Changes in operating assets and liabilities:
Accounts receivable, net	655	(14,946)
Inventory	1,265	(3,782)
Other current assets	(560)	863
Other assets	316	(12,009)
Restricted assets	2,906	8,573
Accounts payable	(4,600)	3,046
Accrued expenses	(1,759)	(2,977)
Deferred revenue	5,923	9,120
Other long-term liabilities	(637)	(1,638)

Net cash provided by (used in) operating activities	26,213	(2,413)

Investing activities:
Cash paid for acquisitions	(1,993)	(1,106)
Expenditures for property, equipment, software and pre-publication costs	(10,559)	(8,843)

Net cash used in investing activities	(12,552)	(9,949)

Financing activities:
Proceeds from debt	174,024	—
Repayment of debt	(152,130)	(960)
Deferred financing costs	(7,984)	—
Principal payments under capital lease obligations	(659)	(355)
Borrowings under revolving credit agreement	—	19,000
Payment of revolving credit facility	—	(12,800)
Stock repurchases	(4,931)	—
Proceeds from issuance of common stock for subscription rights	20,000	—
Return of pre-merger member contributions	—	(30)

Net cash provided by financing activities	28,320	4,855

Increase (decrease) in cash and cash equivalents	41,981	(7,507)

Cash and cash equivalents, beginning of period	11,831	13,345

Cash and cash equivalents, end of period	$53,812	$5,838

Non-cash acquisition through capital leases	$1,165	$—
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
Cambium Learning Group, Inc. Cambium Learning Group, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in June 2009. On December 8, 2009, the Company completed the mergers of Voyager Learning Company (“VLCY”) and VSS-Cambium Holdings II Corp. (“Cambium”) into two of its wholly-owned subsidiaries, resulting in VLCY and Cambium becoming wholly-owned subsidiaries of the Company. Following the completion of the mergers, all of the outstanding capital stock of VLCY’s operating subsidiaries, Voyager Expanded Learning, Inc. and LAZEL, Inc., was transferred to Cambium Learning, Inc., Cambium’s operating subsidiary (“Cambium Learning”).
The transaction was accounted for as an “acquisition” of VLCY by Cambium, as that term is used under United States Generally Accepted Accounting Principles (“GAAP”), for accounting and financial reporting purposes under the applicable accounting guidance for business combinations. In making this determination, management considered that (a) the newly developed entity did not have any significant pre-combination activity and, therefore, did not qualify to be the accounting acquirer and (b) the former sole stockholder of Cambium is the majority holder of the combined entity, while the prior owners of VLCY became minority holders in the combined entity. As a result, the historical financial statements of Cambium have become the historical financial statements of the Company.
Presentation. The Condensed Consolidated Financial Statements include the accounts of the Company and are unaudited. The condensed balance sheet as of December 31, 2010 has been derived from audited financial statements. All intercompany transactions are eliminated.
As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Due to seasonality, the results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.
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
Note 2 — Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $1.1 million at September 30, 2011, compared to $0.6 million at December 31, 2010. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment could reasonably be expected to cause sales returns to differ from historical experience.

Note 3 — Stock-Based Compensation and Expense
The total amount of pre-tax expense for stock-based compensation recognized in the quarters ended September 30, 2011 and 2010 and the nine month periods ended September 30, 2011 and 2010 was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Cost of revenues	$13	$14	$43	$44
Research and development expense	23	30	88	93
Sales and marketing expense	32	34	110	102
General and administrative expense	281	167	712	539

Total	$349	$245	$953	$778

On February 1, 2011 and August 11, 2011, the Company granted 212,500 and 10,000 options, respectively, under the Cambium Learning Group, Inc. 2009 Equity Incentive Plan (the “Plan”) with a total grant date fair value, net of forecasted forfeitures, of $0.2 million. Seventy-five percent of these options have a per-share exercise price equal to $4.50 and twenty-five percent of these options have an exercise price equal to $6.50. These options vest equally over a four year service period and the term of the options is ten years from the date of grant.
The following assumptions were used in the Black-Scholes option-pricing model to estimate the fair value of these awards:

	2011	2010

Expected stock volatility	35.00%	35.00%
Risk-free interest rate	1.41% - 2.50%	2.40% - 2.87%
Expected years until exercise	6.25	6.25
Dividend yield	0.00%	0.00%
Due to a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company used the simplified method as described in applicable accounting guidance for stock-based compensation to estimate the expected years until exercise on new awards.
During the quarter ended September 30, 2011, 9,822 of the options granted on January 27, 2010 were forfeited. During the nine months ended September 30, 2011, 160,546 of the options granted on January 27, 2010, 1,507 of the options granted on May 25, 2010, and 10,000 of the options granted on February 1, 2011 were forfeited.
Restricted common stock awards of 53,755 shares were issued during the nine months ended September 30, 2011 in connection with the Company’s Board of Directors compensation program. The restrictions on the common stock awards will lapse on the one-year anniversary of the grant date or upon a change in control (as defined in the Plan) of the Company. Additionally, restricted common stock awards of 1,000 shares were issued during the nine months ended September 30, 2011. The restrictions on the common stock awards will lapse equally over a four-year period on the anniversary of the grant date or upon a change in control (as defined in the Plan) of the Company. Each of the restricted common stock awards issued was valued based on the Company’s closing stock price on the date of grant.
On May 17, 2011, as previously announced by the Company, Frederick J. Schwab tendered his resignation as a director of the Company. Mr. Schwab’s decision not to stand for reelection and submit his resignation was not the result of any disagreement with the Company on any matter, including those relating to the Company’s operations, policies or practices. As a result of this resignation, 8,771 of the restricted shares issued during the first nine months of 2011, which had been issued to Mr. Schwab, were cancelled.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2011	2010	2011	2010

Basic	46,743	44,324	44,911	44,322
Dilutive effect of awards	387	71	—	—

Diluted	47,130	44,395	44,911	44,322

Antidilutive securities:
Options	3,808	3,770	3,808	3,770
Warrants	—	—	141	72
Subscription rights	—	6,722	6,657	5,739
The subscription rights were exercised on August 11, 2011 and are included in basic shares outstanding from that time, however, they continue to have a potentially dilutive impact for the portion for the period they remained outstanding and unexercised.
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
As of September 30, 2011, financial instruments include $53.8 million of cash and cash equivalents, restricted assets of $12.8 million, collateral investments of $2.0 million, $174.1 million of senior secured notes, $0.4 million of warrants, assets held for sale of $2.7 million, and $5.9 million in contingent value rights (or “CVRs”) issued as part of the VLCY merger consideration. As of December 31, 2010, financial instruments included $11.8 million of cash and cash equivalents, restricted assets of $15.7 million, collateral investments of $2.0 million, the $95.4 million senior secured credit facility, $56.7 million in senior unsecured notes, $0.4 million of warrants, and $7.4 million in CVRs. The fair market values of cash equivalents and restricted assets are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period. The fair values of the properties held for sale were determined by an independent appraisal conducted by a licensed realtor based on the values of similar properties in the area. These properties were acquired by the Company as a result of its recovery efforts in connection with the employee embezzlement matter described in Note 17 below.
As of September 30, 2011, the fair value of the senior secured notes was $168.0 million based on quoted market prices in active markets for these debt instruments when traded as assets.

Assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value at Reporting Date Using
		Quoted Prices in			Year-to-Date
		Active Markets for	Significant Other	Significant	Total
(in thousands)	As of September 30,	Identical Assets	Observable Inputs	Unobservable Inputs	Gains
Description	2011	(Level 1)	(Level 2)	(Level 3)	(Losses)
Restricted Assets:
Money Market	$12,799	$12,799	$—	$—	$—
Collateral Investments:
Money Market	901	901	—	—	—
Certificate of Deposit	1,065	1,065	—	—	—
Warrant	421	—	421	—	71
Assets held for sale	2,727	—	2,727	—	—
CVRs	5,896	—	—	5,896	(520)

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant	Year-to-Date
		Active Markets for	Significant Other	Unobservable	Total
(in thousands)	As of December 31,	Identical Assets	Observable Inputs	Inputs	Gains
Description	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)
Restricted Assets:
Money Market	$15,705	$15,705	$—	$—	$—
Collateral Investments:
Money Market	901	901	—	—	—
Certificate of Deposit	1,063	1,063	—	—	—
Warrant	360	—	360	—	23
Interest rate swap	—	—	—	—	992
CVRs	7,369	—	—	7,369	1,124
The warrant was valued using the Black-Scholes pricing model. Due to the low exercise price of the warrants, the model assumptions do not significantly impact the valuation.
In accordance with the provisions in the accounting guidance for intangibles — goodwill and other, the Company’s goodwill balance of $151.9 million is tested annually for impairment. The most recent annual test was performed in the fourth quarter of 2010. In the first step of the annual impairment test for fiscal 2010, the fair market value of each reporting unit was determined using an income approach and was dependent on multiple assumptions and estimates, including future cash flow projections with a terminal value multiple and the discount rate used to determine the expected present value of the estimated future cash flows. Future cash flow projections were based on management’s best estimates of economic and market conditions over the projected period, including industry fundamentals such as the state of education funding, revenue growth rates, future costs and operating margins, working capital needs, capital and other expenditures, and tax rates. The discount rate applied to the future cash flows was a weighted-average cost of capital and took into consideration market and industry conditions, returns for comparable companies, the rate of return an outside investor would expect to earn, and other relevant factors. Based on the significant unobservable inputs used in this analysis, this valuation was considered a Level 3 valuation based on the fair value hierarchy described above. The first step of impairment testing for fiscal 2010 showed that the fair value of each reporting unit exceeded its carrying value by at least 10%; therefore, no second step of testing was required and no impairment was indicated. As the Company determined that no impairment indicators were present in the three and nine months ended September 30, 2011, no impairment analysis was conducted during the period.
During the nine month period ended September 30, 2011, revenues for the Voyager segment decreased $4.8 million, or 5.6%, as compared to the same period for 2010. Although the Voyager segment has seen an improved cost structure and stronger sales of services, it has experienced significant pressure on product sales. The pressure on Voyager segment product sales is expected to continue into the fourth quarter of 2011. Business visibility has been challenging concerning funding availability and depending on the magnitude and duration of this trend, there is a reasonable expectation that certain assumptions and estimates, including cash flow projections, used for the upcoming 2011 annual goodwill impairment analysis could be unfavorably impacted. Therefore, the Company has determined that there is a reasonable expectation that a goodwill impairment related to the Voyager segment may be recognized in the fourth quarter. The Company intends to complete its goodwill impairment analysis for all reporting units during the fourth quarter at its annual testing date as of December 1, 2011. The magnitude and duration of the product sales pressure the Voyager segment is experiencing is unknown at this time. Therefore, it is not possible at this time to determine whether a future goodwill impairment charge will be incurred or, if it is, the dollar value or significance of such a charge. Goodwill for the Voyager segment totals $76.1 million at September 30, 2011. At the most recent goodwill impairment testing date of December 1, 2010, the calculated fair value of the Voyager segment exceeded its carrying value by 16%.
The fair value of the liability for the CVRs is determined using a probability weighted cash flow analysis which takes into consideration the likelihood, amount and timing of cash flows of each element of the pool of assets and liabilities included in the CVR. The determination of fair value of the CVRs involves significant assumptions and estimates, which are reviewed at each quarterly reporting date. As of September 30, 2011, a fair value of $5.9 million has been recorded as a liability for the remaining CVR payments. The ultimate value of the CVRs is not known at this time; however, it is not expected to be more than $10 million and could be as low as the $3.1 million already distributed. Future changes in the estimate of the fair value of the CVRs will impact results of operations and could be material.

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
A detail of the elements included in the CVR is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	CVRs
	(In thousands)
	Estimated Fair Value	Loss from Changes	Estimated Fair Value
Components of CVR Liability:	as of December 31, 2010	in Estimated CVR Liability	as of September 30, 2011
Tax refunds received before closing of the merger	$1,583	$—	$1,583
Other specified tax refunds	4,501	296	4,797
Tax indemnity obligation	1,717	—	1,717
Legal receivable	2,400	—	2,400
Michigan state tax liability	(1,040)	—	(1,040)
Other specified tax related liabilities	(132)	79	(53)
Costs incurred to collect tax refunds and by stockholders’ representative	(554)	145	(409)

Estimated fair value of CVR liability	8,475	520	8,995

Payments to holders of CVRs	1,106		3,099

Remaining estimated CVR liability	$7,369		$5,896

As of September 30, 2011, restricted assets in an escrow account for the benefit of the CVRs were $3.0 million, with activity as detailed in the table below. The escrow account includes $3.0 million for a potential tax indemnity obligation, which, if such obligation is not triggered, will benefit the CVRs by $1.9 million with the remainder reverting back to the Company as unrestricted cash.

CVR Escrow Trust
(In thousands)

Balance as of December 31, 2010	$4,179
Tax refunds received	1,053
Payments to holders of CVRs	(1,993)
Costs incurred to collect tax refunds and by stockholders’ representative	(238)

Balance as of September 30, 2011	3,001

Note 6 — Comprehensive Income (Loss)
The Company recorded no other comprehensive income or loss for the three and nine month periods ended September 30, 2011 and 2010. Therefore, comprehensive income (loss) is equal to the net income (loss) for these periods.
Note 7 — Other Current Assets
Other current assets at September 30, 2011 and December 31, 2010 consisted of the following:

	As of
	September 30,	December 31,
(in thousands)	2011	2010

Deferred costs	$2,869	$2,163
Prepaid expenses	1,628	1,463
Tax receivables	—	249
Other current assets	—	62

Total	$4,497	$3,937

Note 8 — Other Assets
Other assets at September 30, 2011 and December 31, 2010 consisted of the following:

	As of
	September 30,	December 31,
(in thousands)	2011	2010

Tax receivables	$10,438	$11,168
Deferred financing costs	8,104	1,542
Collateral investments	1,966	1,964
Other	1,669	813

Total	$22,177	$15,487

Note 9 — Accrued Expenses
Accrued expenses at September 30, 2011 and December 31, 2010 consisted of the following:

	As of
	September 30,	December 31,
(in thousands)	2011	2010
Salaries, bonuses and benefits	$10,039	$10,183
Accrued royalties	2,431	3,220
Accrued interest	2,219	—
Pension and post-retirement medical benefits	1,209	1,209
Deferred compensation	134	525
Other	5,097	7,751

Total	$21,129	$22,888

Note 10 — Other Liabilities
Other liabilities at September 30, 2011 and December 31, 2010 consisted of the following:

	As of
	September 30,	December 31,
(in thousands)	2011	2010
Pension and post-retirement medical benefits, long-term portion	$10,355	$10,847
Long-term deferred tax liability	4,529	4,529
Long-term income tax payable	817	847
Long-term deferred compensation	539	613
Other	2,998	3,111

Total	$19,238	$19,947

Note 11 — Pension Plan
The net pension costs of the Company’s defined benefit pension plan were comprised solely of interest costs and totaled $0.1 million for the three month periods ended September 30, 2011 and 2010 and $0.4 million for the nine month periods ended September 30, 2011 and 2010.

Note 12 — Restructuring
As a result of the merger with VLCY on December 8, 2009, the Company has acted upon plans to reduce its combined work force and has closed its Dallas, Texas distribution facility and transferred all inventory to its distribution facility in Frederick, Colorado. The following table summarizes the amounts incurred in connection with the restructuring plan:

	Total Amount	Total Incurred as	Incurred in Nine	Incurred in Year
	Expected to	of September	Months Ended	Ended December
(in thousands)	be Incurred	30, 2011	September 30, 2011	31, 2010

One-time termination benefits	$1,260	$1,260	$(26)	$743

Warehouse move costs	570	570	—	570

	$1,830	$1,830	$(26)	$1,313

The change in the accrual for one-time termination benefits, which does not impact a segment and so is included in unallocated shared services, for the nine months ended September 30, 2011 is as follows:

One-Time
Termination
(in thousands)	Benefits

Balance as of December 31, 2010	$85

Accrual changes	(26)

Payments made	(59)

Balance as of September 30, 2011	$—

Note 13 — Uncertain Tax Positions
The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in our financial statements. For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in its financial statements is recorded on its condensed consolidated balance sheet as an unrecognized tax benefit (“UTB”). The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities. The balance of UTBs was $7.1 million and $7.2 million at September 30, 2011 and December 31, 2010, respectively. The decrease was due primarily to the expiration of statutes of limitation.
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
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010, the Company is involved in a tax litigation matter related to a Michigan state tax issue. The final resolution of the tax litigation or potential settlement could result in a refund ranging from zero to approximately $10.4 million, plus statutory interest, of which fifty percent (50%), net of expenses incurred, would be payable to the holders of the CVRs. If the Company’s position is not ultimately upheld, the Company could incur up to $10.4 million of indemnification expense in future periods on its Statements of Operations, partially offset by any reduction to the CVRs liability. Management believes it is more likely than not that the Company’s position will be upheld and a $10.4 million tax receivable for the expected refund is recorded in other assets on the Condensed Consolidated Balance Sheets as of September 30, 2011. A hearing on the Company’s motion for summary judgment is scheduled for the fourth quarter of 2011. Any decision reached at this hearing may be appealed by either party.
From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business. These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. As of September 30, 2011, these open purchase commitments totaled $1.1 million.
The Company has letters of credit outstanding as of September 30, 2011 in the amount of $2.9 million to support workers’ compensation insurance coverage, certain credit card programs, the build-to-suit lease, and performance bonds for certain contracts. The Company maintains a $1.1 million certificate of deposit as collateral for the workers’ compensation insurance and credit card program letters of credit and for Automated Clearinghouse (ACH) programs. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificate of deposit and money market fund investment are recorded in other assets.
Note 15 — Long-Term Debt
Long-term debt consists of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
(in thousands)	2011	2010

$175.0 million of 9.75% senior secured notes due February 15, 2017, interest payable semiannually	$175,000	$—
Less: Unamortized discount	(876)	—

Total 9.75% senior secured notes	174,124	—

$128.0 million of floating rate senior secured notes due April 11, 2013, interest payable quarterly	—	95,408

$64.2 million of 13.75% senior unsecured notes due April 11, 2014, interest payable quarterly	—	56,722

	174,124	152,130

Less: Current portion of long-term debt	—	(1,280)

Total long-term debt	$174,124	$150,850

On February 17, 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into a new asset-based revolving credit facility with potential for up to $40 million in borrowing capacity. The Company used a portion of the net proceeds from the offering to repay in full outstanding indebtedness under the Company’s senior facility and senior unsecured notes that existed as of yearend 2010 and to pay related fees and expenses. Total fees incurred in the closing of the Notes and revolving credit facility totaled $9.1 million, including $1.75 million paid to an affiliate of Veronis Suhler Stevenson (“VSS”) pursuant to the consulting fee agreement between the Company and VSS. Deferred financing costs are capitalized in other assets in the condensed consolidated balance sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at September 30, 2011 were $8.1 million.

The offering was a private placement exempt from the registration requirements under the Securities Act of 1933 (the “Securities Act”). However, pursuant to a registration rights agreement entered into with the offering, in May 2011 the Company filed with the SEC a registration statement under the Securities Act (the “Exchange Offer Registration Statement”), relating to an offer to exchange the Notes (the “Exchange Offer”) for new notes (the “Exchange Notes”) on terms substantially identical to the Notes, except that the Exchange Notes would not be subject to the same restrictions on transfer. The Exchange Offer Registration Statement was declared effective in August 2011 and the Exchange Offer was completed in September 2011. All of the outstanding Notes were exchanged for the Exchange Notes upon closing of the Exchange Offer.
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
New Credit Facility (ABL Facility). On February 17, 2011, the Company’s wholly owned subsidiary, Cambium Learning, Inc. (together with its wholly owned subsidiaries, the “ABL Credit Parties”), entered into a new credit facility (the “ABL Facility”) pursuant to a Loan and Security Agreement (the “ABL Loan Agreement”), by and among the ABL Credit Parties, Harris N.A., individually and as Agent (the “Agent”) for any ABL Lender (as hereinafter defined) which is or becomes a party to said ABL Loan Agreement, certain other lenders party thereto (together with Harris N.A. in its capacity as a lender, the “ABL Lenders”), Barclays Bank PLC, individually and as Collateral Agent, and BMO Capital Markets and Barclays Capital, as Joint Lead Arrangers and Joint Book Runners. The ABL Facility consists of a four-year $40.0 million revolving credit facility, which includes a $5.0 million subfacility for swing line loans and a $5.0 million subfacility for letters of credit. In addition, the ABL Facility provides that the ABL Credit Parties may increase the aggregate principal amount of the ABL Facility by up to an additional $20.0 million, subject to the consent of the Agent (whose consent shall not be unreasonably withheld) and subject to the satisfaction of certain other conditions.
The interest rate for the ABL Facility will be, at the ABL Credit Parties’ option, either an amount to be determined (ranging from 2.75% to 3.25%, depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) above the London Interbank Offered Rate (“LIBOR”) or at an amount to be determined (ranging from 1.75% to 2.25%, depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) above the “base rate.” On any day, the base rate will be the greatest of (i) the Agent’s then-effective prime commercial rate, (ii) an average federal funds rate plus 0.50% and (iii) the LIBOR quoted rate plus 1.00%. The ABL Facility is, subject to certain exceptions, secured by a first-priority lien on the ABL Credit Parties’ inventory and accounts receivable and related assets and a second-priority lien (junior to the lien securing the ABL Credit Parties’ obligations with respect to the Notes) on substantially all of the ABL Credit Parties’ other assets.
As of September 30, 2011, the balances of accounts receivable and inventory collateralizing the ABL Facility were $31.0 million and $20.8 million, respectively. As of September 30, 2011, the Company had a borrowing base under the ABL Loan Agreement of up to $31.8 million.
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

			Cambium
			Learning
	Voyager	Sopris	Technologies	Other	Consolidated
Quarter Ended September 30, 2011
Net revenues	$31,080	$9,556	$12,270	$—	$52,906
Cost of revenues	11,745	3,276	1,217	80	16,318
Amortization	—	—	—	6,962	6,962

Total cost of revenues	11,745	3,276	1,217	7,042	23,280
Other operating expenses	8,169	2,564	5,538	3,384	19,655
Embezzlement and related expense (recoveries)	—	—	—	(56)	(56)
Depreciation and amortization	—	—	—	1,858	1,858
Net interest expense	—	—	—	4,950	4,950
Other income, net	—	—	—	—	—
Income tax expense	—	—	—	155	155

Segment net income (loss)	$11,166	$3,716	$5,515	$(17,333)	$3,064

Quarter Ended September 30, 2010
Net revenues	37,376	9,587	9,644	—	56,607
Cost of revenues	13,526	3,171	1,157	167	18,021
Amortization	—	—	—	7,096	7,096

Total cost of revenues	13,526	3,171	1,157	7,263	25,117
Other operating expenses	9,040	2,420	5,138	4,641	21,239
Embezzlement and related expense	—	—	—	21	21
Depreciation and amortization	—	—	—	2,085	2,085
Net interest expense	—	—	—	4,478	4,478
Other income, net	—	—	—	(271)	(271)
Income tax benefit	—	—	—	(8)	(8)

Segment net income (loss)	$14,810	$3,996	$3,349	$(18,209)	$3,946

			Cambium
			Learning
	Voyager	Sopris	Technologies	Other	Consolidated
Nine Months Ended September 30, 2011
Net revenues	$81,026	$22,111	$37,655	$—	$140,792
Cost of revenues	33,685	7,514	3,672	233	45,104
Amortization	—	—	—	20,424	20,424

Total cost of revenues	33,685	7,514	3,672	20,657	65,528
Other operating expenses	24,989	7,474	16,510	11,845	60,818
Embezzlement and related expense (recoveries)	—	—	—	(2,452)	(2,452)
Depreciation and amortization	—	—	—	5,342	5,342
Net interest expense	—	—	—	14,237	14,237
Other income, net	—	—	—	(365)	(365)
Income tax expense	—	—	—	570	570

Segment net income (loss)	$22,352	$7,123	$17,473	$(49,834)	$(2,886)

Nine Months Ended September 30, 2010
Net revenues	$85,848	$19,898	$26,984	$—	$132,730
Cost of revenues	32,498	6,919	3,775	1,358	44,550
Amortization	—	—	—	21,083	21,083

Total cost of revenues	32,498	6,919	3,775	22,441	65,633
Other operating expenses	27,749	6,329	13,643	16,579	64,300
Embezzlement and related expense	—	—	—	51	51
Depreciation and amortization	—	—	—	7,022	7,022
Net interest expense	—	—	—	13,460	13,460
Other income, net	—	—	—	(176)	(176)
Income tax expense	—	—	—	111	111

Segment net income (loss)	$25,601	$6,650	$9,566	$(59,488)	$(17,671)

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
During the nine months ended September 30, 2011, the Company received cash recoveries of $0.5 million and title to two properties purchased by the former employee with embezzled funds that had an appraised fair value of approximately $2.6 million, net of estimated selling costs. These recoveries were recorded as reductions to Embezzlement and related expense (recoveries) in the condensed consolidated statements of operations and the properties were recorded in the condensed consolidated balance sheets as Assets held for sale. During the second and third quarters of 2011, a majority of the costs to prepare the properties for listing were incurred which resulted in an increase in the value of the Assets held for sale in the condensed consolidated balance sheets as the remaining costs to sell are now comprised solely of real estate agent commissions.
Ongoing expenses incurred related to the Company’s recovery efforts totaled $0.2 million during the first nine months of 2011.
Warrants to purchase 36,531 shares of the Company’s common stock were issued to VSS-Cambium Holdings III, LLC as a result of the cash recoveries during the first quarter of 2011, in accordance with the terms of such warrants. Upon the sale of the recovered properties the Company will be required to issue additional warrants based on the amount of cash received, net of related expenses. The number of warrants to be issued will equal 0.45 multiplied by the quotient of the net cash recovery divided by $6.50. The Company will be obligated to issue these warrants upon the sale of the properties; therefore, an estimated liability of $0.5 million as of September 30, 2011 was recorded in Accrued expenses in the condensed consolidated balance sheets.
The charges incurred in the three and nine months ended September 30, 2010 relate solely to the Company’s ongoing recovery efforts.
Note 18 — Equity Transactions
On May 20, 2011, the Company entered into a stock purchase agreement with a group of investors. The transaction was settled the same day with the Company purchasing 1,643,507 shares for a total cost of $4.9 million. Upon repurchase these treasury shares were no longer registered under the Securities Act. These shares are recorded to the treasury stock line as an offset to common stock and additional paid in capital.
On August 11, 2011, VSS-Cambium Holdings III, LLC (the “Stockholder”), an affiliate of VSS, exercised its subscription rights to purchase 7,246,376 shares of common stock of the Company, at a purchase price of $2.76 per share, or an aggregate purchase price of $20.0 million. The purchase price per share was equal to 90% of the volume-weighted average price of the common stock measured over the ten-trading-day period immediately preceding the issuance and sale of the shares of common stock, in accordance with the terms of the Stockholders Agreement, dated as of December 8, 2009, and amended on April 12, 2011 (the “Stockholders Agreement”), by and among the Company, the Stockholder and Vowel Representative, LLC, as Stockholders’ Representative, entered into in connection with the mergers of VLCY and Cambium completed on December 8, 2009.
The shares of common stock issued upon exercise of the subscription rights have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or an exemption from such registration requirements, and appropriate restrictive legends were affixed to the certificate representing the common stock purchased by the Stockholder.

Note 19 — Subsidiary Guarantors
The following tables present condensed consolidated financial information as of September 30, 2011 and December 31, 2010 and for the three and nine month periods ended September 30, 2011 and 2010 for: (a) the Company without its consolidated subsidiaries (the “Parent Company”); (b) on a combined basis, the guarantors of the Notes, which include Cambium Learning, Inc., Cambium Education, Inc., LAZEL, Inc., and Kurzweil/IntelliTools, Inc. (the “Subsidiary Guarantors”); and (c) Voyager Learning Company (the “Non-Guarantor Subsidiary”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and the Company believes such separate statements or disclosures would not be useful to investors.
Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2011
(In thousands)
(unaudited)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiary	Eliminations	Consolidated

Net revenues	$—	$52,906	$—	$—	$52,906

Total costs and expenses	427	44,128	182	—	44,737

Income (loss) before interest, other income (expense) and income taxes	(427)	8,778	(182)	—	8,169

Net interest expense	—	(4,941)	(9)	—	(4,950)
Other income (expense), net	—	—	—	—	—
Income tax expense	—	(155)	—	—	(155)

Net income (loss)	$(427)	$3,682	$(191)	$—	$3,064

Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2010
(In thousands)
(unaudited)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiary	Eliminations	Consolidated

Net revenues	$—	$56,607	$—	$—	$56,607

Total costs and expenses	106	47,996	360	—	48,462

Income (loss) before interest, other income (expense) and income taxes	(106)	8,611	(360)	—	8,145

Net interest expense	—	(4,472)	(6)	—	(4,478)
Other income, net	—	271	—	—	271
Income tax benefit	—	8	—	—	8

Net income (loss)	$(106)	$4,418	$(366)	$—	$3,946

Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2011
(In thousands)
(unaudited)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiary	Eliminations	Consolidated

Net revenues	$—	$140,792	$—	$—	$140,792

Total costs and expenses	2,225	126,152	859	—	129,236

Income (loss) before interest, other income (expense) and income taxes	(2,225)	14,640	(859)	—	11,556

Net interest expense	—	(14,337)	100	—	(14,237)
Other income, net	—	365	—	—	365
Income tax expense	—	(570)	—	—	(570)

Net income (loss)	$(2,225)	$98	$(759)	$—	$(2,886)

Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2010
(In thousands)
(unaudited)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiary	Eliminations	Consolidated

Net revenues	$—	$132,730	$—	$—	$132,730

Total costs and expenses	308	135,863	835	—	137,006

Income (loss) before interest, other income (expense) and income taxes	(308)	(3,133)	(835)	—	(4,276)

Net interest expense	—	(13,414)	(46)	—	(13,460)
Other income, net	—	176	—	—	176
Income tax expense	—	(111)	—	—	(111)

Net loss	$(308)	$(16,482)	$(881)	$—	$(17,671)

Condensed Balance Sheet
As of September 30, 2011
(In thousands)
(unaudited)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiary	Eliminations	Consolidated

Investment in subsidiaries	$252,333	$—	$—	$(252,333)	$—
Other assets	32,827	383,706	20,349	(20,730)	416,152

Total assets	$285,160	$383,706	$20,349	$(273,063)	$416,152

Total liabilities	$10,846	$268,656	$20,160	$(20,730)	$278,932
Total stockholders’ equity	274,314	115,050	189	(252,333)	137,220

Total liabilities and stockholders’ equity	$285,160	$383,706	$20,349	$(273,063)	$416,152
Condensed Balance Sheet
As of December 31, 2010
(In thousands)
(unaudited)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiary	Eliminations	Consolidated

Investment in subsidiaries	$252,333	$—	$—	$(252,333)	$—
Other assets	20,372	346,941	23,020	(7,271)	383,062

Total assets	$272,705	$346,941	$23,020	$(259,604)	$383,062

Total liabilities	$12,260	$231,989	$22,072	$(7,271)	$259,050
Total stockholders’ equity	260,445	114,952	948	(252,333)	124,012

Total liabilities and stockholders’ equity	$272,705	$346,941	$23,020	$(259,604)	$383,062

Statement of Cash Flows
Nine Months Ended September 30, 2011
(In thousands)
(unaudited)

		Subsidiary	Non-Guarantor
	Parent Company	Guarantors	Subsidiary	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(13,007)	$39,220	$—	$—	$26,213
Net cash used in investing activities	(1,993)	(10,559)	—	—	(12,552)
Net cash provided by financing activities	15,069	13,251	—	—	28,320

Increase in cash and cash equivalents	69	41,912	—	—	41,981
Cash and cash equivalents, beginning of period	5,219	6,612	—	—	11,831

Cash and cash equivalents, end of period	$5,288	$48,524	$—	$—	$53,812

Statement of Cash Flows
Nine Months Ended September 30, 2010
(In thousands)
(unaudited)

		Subsidiary	Non-Guarantor
	Parent Company	Guarantors	Subsidiary	Eliminations	Consolidated

Net cash used in operating activities	$(145)	$(2,268)	$—	$—	$(2,413)
Net cash used in investing activities	(1,106)	(8,843)	—	—	(9,949)
Net cash (used in) provided by financing activities	(30)	4,885	—	—	4,855

Decrease in cash and cash equivalents	(1,281)	(6,226)	—	—	(7,507)
Cash and cash equivalents, beginning of period	6,500	6,845	—	—	13,345

Cash and cash equivalents, end of period	$5,219	$619	$—	$—	$5,838

Note 20 — Subsequent Events
On September 21, 2011, Cambium Education, Inc., a wholly owned subsidiary of the Company, signed a definitive agreement to purchase certain of the assets of Class.com for approximately $4.5 million in cash. The acquisition was completed on October 6, 2011. Pursuant to the consulting fee agreement between the Company and VSS, $0.1 million was paid to an affiliate of VSS upon the completion of the transaction. The Company will complete purchase accounting for this transaction during the fourth quarter of 2011 for disclosure in the Company’s annual report on Form 10-K for the year ending December 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section should be read in conjunction with the audited Consolidated Financial Statements of Cambium Learning Group, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Cautionary Note Regarding Forward-looking Statements
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
Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “projects,” “forecasts,” “plans,” “anticipates,” “targets,” “outlooks,” “initiatives,” “visions,” “objectives,” “strategies,” “opportunities,” “drivers,” “intends,” “scheduled to,” “seeks,” “may,” “will,” or “should,” or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy, plans, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements, as it is impossible for us to anticipate all factors that could affect our actual results. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in Part II, Item 1A and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the results of any revisions to the forward-looking statements made in this report.
Our Company
We are one of the largest providers of proprietary intervention curricula, educational technologies and other research-based education solutions for students in the Pre-K through 12 th grade education market in the United States. The intervention market where we focus provides supplemental education solutions to at-risk and special education students. We offer a distinctive blended intervention solution that combines different forms of current instruction techniques, including text books, education games, data management and e-learning. We believe that our approach builds a more effective learning environment that combines teacher-led instruction and student directed technology and that this approach sets us apart from our competitors as we believe it has proven to yield better student outcomes for at-risk students. Our solutions are designed to enable the most challenged learners to achieve their potential by utilizing a range of content that primarily focuses on reading and math.
Our mission is to deliver educational solutions that enable students to reach grade level academic standards. We take a holistic approach to learning and our intervention solutions address both the behavioral and cognitive needs of the students we serve. We believe our focus on the Pre-K through 12 th grade intervention market and our significantly greater scale and scope of operations compared to those companies primarily focused on the intervention market gives us a competitive edge relative to our peers. Further, our products and services are highly results-oriented and enable school districts across the country to improve student performance and better satisfy rigorous accountability standards.
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

Overview
In 2011 we have experienced different results among our three segments. Most of our technology enabled solutions both in the CLT segment as well as technology solutions in the other segments, have experienced significant growth. The market acceptance for technology based solutions has been more robust. Additionally, we have experienced growth in the Sopris segment as we benefitted from investments we made in 2010 and into 2011. Together, the Sopris and CLT segments have been less impacted by education funding pressure and have been able to grow in 2011.
The Voyager segment began 2011 with order volume ahead of the prior year but the third quarter proved to be a challenging one. Voyager first half order volume gains over prior year were lost and year to date the segment has now declined versus prior year. The Voyager segment product sales have experienced the greatest impact from adverse conditions in the education funding environment as a result of the continued depressed circumstance of certain state and local budgets. As school districts rely upon state and local budgets, some of our customers have found it difficult to secure alternative funding sources in the midst of these market conditions in order to continue using the Voyager products at the same level as in previous years. While Voyager product sales have been under strain, this has been partially offset with significant growth in the sale of Voyager services.
We did experience some positive impact, both directly and indirectly, from the American Reinvestment and Recovery Act (ARRA) passed in February 2009, which provided new federal funding for various education initiatives, primarily through September 2011. We expect governmental spending austerity will continue and have a continued depressive effect on general spending and, therefore, make order volume growth challenging in certain situations and with certain customers. Of particular concern for the Voyager segment will be the ability to replicate or replace, in 2011, several large transactions from the fourth quarter 2010. Based on these transactions and the challenges in replacing them in 2011 with similar sized transactions, we expect the Voyager segment to decline further in the fourth quarter.
Going forward, we expect to continue to diversify our portfolio of products to expand math, service offerings and technology enabled solutions. We expect the technology solutions to focus especially on student-directed learning as well as mastery-based or competency-based solutions. Since the merger, one of our goals has been to leverage our platform and infrastructure through acquisitions. In October 2011, we completed the acquisition of Class.com, which provides high-quality, online courses primarily to at-risk students. Our strategy is to position Class.com as a leading provider of mastery-based student-directed learning as well as a master teacher through a blended model in a virtual world.
The following trends have had or may have an impact on our net revenues, profitability and EBITDA:
•	We believe our product diversification will strengthen our ability to sustain market share in a troubled market and capture market share as the market recovers.
•	We believe our focus on student outcomes through a blended model of print, technology and professional services with an overall partnership approach with the customer to implement our solutions, in the manner that the program was designed, results in higher student success rates. Such success, if achieved, will assist in customer retention and growth through reference sales.
•	We believe there is a trend of student accountability resulting in greater funding being directed to at-risk children in the United States with new funding sources, such as Race to the Top, which could provide additional funds for our products and services.
•	We have experienced a trend of growth in our collective portfolio of math products and we expect this growth to continue with more education focus on the growing achievement gap in math.
•	In 2010, we achieved significant cost savings as part of an effort to achieve merger related synergies, which included a reduction in force. We plan to continue to reduce costs through productivity initiatives and redeploy those savings into growth investments, but the magnitude of the reductions in 2010 are not expected to be replicated.
•	In 2012 we plan to begin to focus on additional cost efficiencies in our warehouse and logistics, implementation, overhead and procurement of materials and royalties.
•	We have been focusing on several key areas in 2011, including: continued investment in our digital assets such as ExploreLearning, Learning A-Z, Kurzweil, IntelliTools, VocabJourney and Sopris; emphasizing our new adaptive solutions; designing and launching an online individualized intervention curriculum; and investment in our student data management system.

Third Quarter of Fiscal 2011 Compared to the Third Quarter of Fiscal 2010

	Three Months Ended
	September 30, 2011		September 30, 2010		Year Over Year Change
		% of		% of	Favorable/(Unfavorable)
(in thousands)	Amount	Revenues	Amount	Revenues	$	%
Net revenues:
Voyager	$31,080	58.7%	$37,376	66.0%	$(6,296)	(16.8)%
Sopris	9,556	18.1%	9,587	16.9%	(31)	(0.3)%
Cambium Learning Technologies	12,270	23.2%	9,644	17.0%	2,626	27.2%

Total net revenues	52,906	100.0%	56,607	100.0%	(3,701)	(6.5)%

Cost of revenues:
Voyager	11,745	22.2%	13,526	23.9%	1,781	13.2%
Sopris	3,276	6.2%	3,171	5.6%	(105)	(3.3)%
Cambium Learning Technologies	1,217	2.3%	1,157	2.0%	(60)	(5.2)%
Shared Services	80	0.2%	167	0.3%	87	52.1%
Amortization expense	6,962	13.2%	7,096	12.5%	134	1.9%

Total cost of revenues	23,280	44.0%	25,117	44.4%	1,837	7.3%

Research and development expense	2,199	4.2%	2,543	4.5%	344	13.5%
Sales and marketing expense	11,817	22.3%	11,966	21.1%	149	1.2%
General and administrative expense	4,795	9.1%	5,608	9.9%	813	14.5%
Shipping costs	844	1.6%	1,122	2.0%	278	24.8%
Depreciation and amortization expense	1,858	3.5%	2,085	3.7%	227	10.9%
Embezzlement and related expense (recoveries)	(56)	(0.1)%	21	0.0%	77	366.7%

Income before interest, other income (expense) and income taxes	8,169	15.4%	8,145	14.4%	24	0.3%

Net interest expense	(4,950)	(9.4)%	(4,478)	(7.9)%	(472)	(10.5)%
Other income (expense), net	—	0.0%	271	0.5%	(271)	(100.0)%
Income tax expense	(155)	(0.3)%	8	0.0%	(163)	(2037.5)%

Net income (loss)	$3,064	5.8%	$3,946	7.0%	$(882)	(22.4)%

Net Revenues.
Our total net revenues decreased $3.7 million, or 6.5%, to $52.9 million in the third quarter of 2011 compared to the same period in 2010. This decrease in net revenue was primarily driven by a decline in order volume in our Voyager business unit. The decrease was offset by improved CLT revenue and by a purchase accounting adjustment made to reduce deferred revenue balances to fair value at the time of the VLCY acquisition which reduced the amount of deferred revenue that would have been recognized by approximately $0.2 million in the third quarter of 2011 and approximately $2.4 million in the third quarter of 2010.
Voyager. The Voyager segment’s net revenues decreased $6.3 million, or 16.8%, to $31.1 million in the third quarter of 2011 compared to the same period in 2010. This decrease was primarily driven by a decline in order volume. The order volume decline was partially offset by a purchase accounting adjustment made to reduce deferred revenue balances to fair value at the time of the VLCY acquisition which reduced the amount of deferred revenue that would have been recognized by approximately $0.1 million in the third quarter of 2011 and approximately $0.6 million in the third quarter of 2010.
Sopris. The Sopris segment’s net revenues in the third quarter of 2011 remained relatively consistent with the third quarter of 2010.
Cambium Learning Technologies. The CLT segment’s net revenues increased $2.6 million, or 27.2%, to $12.3 million in the third quarter of 2011 compared to the same period in 2010. A purchase accounting adjustment to reduce deferred revenue balances to fair value at the time of the VLCY acquisition decreased the amount of deferred revenue that would have been recognized by approximately $0.1 million in the third quarter of 2011 and approximately $1.8 million in the third quarter of 2010. The segment’s net revenue increase, aside from the purchase accounting adjustment, was driven by strong growth in its Learning A-Z and ExploreLearning product lines.

Cost of Revenues.
Cost of revenues includes expenses to print, purchase, handle and warehouse our products, as well as royalty costs, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $1.7 million, or 9.5%, to $16.3 million in the third quarter of 2011 compared to the same period in 2010. This was primarily due to a decrease in order volume. This change was partially offset by a purchase accounting adjustment at the time of the VLCY acquisition to reduce deferred costs to zero which reduced the cost of revenues recorded in the third quarter of 2010 by approximately $0.2 million.
Voyager. Cost of revenues for the Voyager segment decreased $1.8 million, or 13.2%, to $11.7 million in the third quarter of 2011 compared to the same period in 2010. This decline was primarily due to a reduction in order volume slightly offset by a shift in our sales mix toward lower margin services. This decrease was also offset by a purchase accounting adjustment at the time of the VLCY acquisition to reduce deferred costs to zero which reduced the cost of revenues recorded in the third quarter of 2010 by approximately $0.2 million.
Sopris. Cost of revenues for the Sopris segment increased by $0.1 million, or 3.3%, to $3.3 million in the third quarter of 2011 compared to the same period in 2010 due to a slight increase in order volume.
Cambium Learning Technologies. Cost of revenues for the CLT segment increased by $0.1 million, or 5.2%, to $1.2 million in the third quarter of 2011 compared to the same period in 2010 primarily due to an increase in order volume.
Shared Services. Cost of revenues for Shared Services for the third quarter of 2011 of $0.1 million is primarily related to the costs incurred to maintain our customer-facing software applications. The charges incurred in the third quarter of 2010 primarily related to non-recurring integration costs, which were not allocated to the segments. These integration costs largely related to the movement of inventory from VLCY’s distribution center in Dallas, Texas, to our distribution facility in Frederick, Colorado, travel related to the warehouse integration and severance costs.
Amortization Expense.
Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the third quarter of 2011 decreased $0.1 million, or 1.9%, compared to the third quarter of 2010 primarily due to our use of accelerated amortization methodologies for the majority of our intangible assets.
Research and Development Expense.
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the third quarter of 2011 decreased $0.3 million, or 13.5%, from the third quarter of 2010 to $2.2 million. This was due to increased capitalization from the timing of capitalizable versus non-capitalizable activities. This decline was also impacted by non-recurring integration costs of $0.1 million recorded in the third quarter of 2010.
Sales and Marketing Expense.
Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the third quarter of 2011 decreased $0.1 million, or 1.2%, from the third quarter of 2010 to $11.8 million. Voyager commission declines, consistent with order volumes, were slightly offset by costs related to the establishment of a dedicated sales force for Sopris and the expansion of the CLT sales force. This change was impacted by a purchase accounting adjustment at the time of the VLCY acquisition to reduce deferred costs to zero which reduced the sales and marketing expenses recorded in the third quarter of 2010 by approximately $0.2 million slightly offset by non-recurring integration costs of $0.1 million.
General and Administrative Expense.
General and administrative expense for the third quarter of 2011 declined $0.8 million, or 14.5%, to $4.8 million compared to the same period in 2010. This decline is primarily due to non-recurring integration costs of $0.8 million recorded in the third quarter of 2010.
Net Interest Expense.
Net interest expense increased by $0.5 million, or 10.5%, to $5.0 million in the third quarter of 2011 compared to the same period in 2010 primarily due to an increase in interest on our long-term debt.

Income Tax Provision.
We recorded income tax expense of $0.2 million during the third quarter of 2011 and an income tax benefit of $0.1 million during the third quarter of 2010 for state income tax expense in states where the Company cannot file on a unitary basis. We did not record a Federal or state income tax benefit for consolidated losses incurred during either period because realization of the tax benefits from the losses is not assured beyond a reasonable doubt given the Company’s recent history of cumulative losses. Therefore the increases in net deferred tax assets in the periods were offset by increases in the valuation allowance.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

	Nine Months Ended
	September 30, 2011		September 30, 2010		Year Over Year Change
		% of		% of	Favorable/(Unfavorable)
(in thousands)	Amount	Revenues	Amount	Revenues	$	%
Net revenues:
Voyager	$81,026	57.6%	$85,848	64.7%	$(4,822)	(5.6)%
Sopris	22,111	15.7%	19,898	15.0%	2,213	11.1%
Cambium Learning Technologies	37,655	26.7%	26,984	20.3%	10,671	39.5%

Total net revenues	140,792	100.0%	132,730	100.0%	8,062	6.1%

Cost of revenues:
Voyager	33,685	23.9%	32,498	24.5%	(1,187)	(3.7)%
Sopris	7,514	5.3%	6,919	5.2%	(595)	(8.6)%
Cambium Learning Technologies	3,672	2.6%	3,775	2.8%	103	2.7%
Shared Services	233	0.2%	1,358	1.0%	1,125	82.8%
Amortization expense	20,424	14.5%	21,083	15.9%	659	3.1%

Total cost of revenues	65,528	46.5%	65,633	49.4%	105	0.2%

Research and development expense	7,093	5.0%	8,116	6.1%	1,023	12.6%
Sales and marketing expense	35,594	25.3%	34,199	25.8%	(1,395)	(4.1)%
General and administrative expense	16,136	11.5%	19,151	14.4%	3,015	15.7%
Shipping costs	1,995	1.4%	2,834	2.1%	839	29.6%
Depreciation and amortization expense	5,342	3.8%	7,022	5.3%	1,680	23.9%
Embezzlement and related expense (recoveries)	(2,452)	(1.7)%	51	0.0%	2,503	4907.8%

Income (loss) before interest, other income (expense) and income taxes	11,556	8.2%	(4,276)	(3.2)%	15,832	370.3%

Net interest expense	(14,237)	(10.1)%	(13,460)	(10.1)%	(777)	(5.8)%
Other income (expense), net	365	0.3%	176	0.1%	189	107.4%
Income tax expense	(570)	(0.4)%	(111)	(0.1)%	(459)	(413.5)%

Net loss	$(2,886)	(2.0)%	$(17,671)	(13.3)%	$14,785	83.7%

Net Revenues.
Our total net revenues increased $8.1 million, or 6.1%, to $140.8 million in the first nine months of 2011 compared to the same period in 2010. This change was impacted by a purchase accounting adjustment made to reduce deferred revenue balances to fair value at the time of the VLCY acquisition which reduced the amount of deferred revenue that would have been recognized by approximately $0.9 million in the first nine months of 2011 and approximately $12.1 million in the first nine months of 2010. This change is partially offset by a decline in overall order volumes driven by the Voyager segment. Our Sopris and CLT segments experienced year over year increases in order volume and revenues.
Voyager. The Voyager segment’s net revenues decreased $4.8 million, or 5.6%, to $81.0 million in the first nine months of 2011 compared to the same period in 2010 due to a decline in order volume, with lower volumes of product partially offset by stronger volumes for services. The order volume decline was partially offset by a purchase accounting adjustment made to reduce deferred revenue balances to fair value at the time of the VLCY acquisition which decreased the amount of deferred revenue that would have been recognized by approximately $0.4 million in the first nine months of 2011 and approximately $4.6 million in the first nine months of 2010.

Sopris. The Sopris segment’s net revenues increased $2.2 million, or 11.1%, to $22.1 million in the first nine months of 2011 compared to the same period in 2010, which is attributable to increased order volume. We attribute this growth to investments made in new products, and in overall sales and marketing resources and strategy for this segment in 2010 and into 2011.
Cambium Learning Technologies. The CLT segment’s net revenues increased $10.7 million, or 39.5%, to $37.7 million in the first nine months of 2011 compared to the same period in 2010. A purchase accounting adjustment to reduce deferred revenue balances to fair value at the time of the VLCY acquisition decreased the amount of deferred revenue that would have been recognized by approximately $0.5 million in the first nine months of 2011 and approximately $7.5 million in the first nine months of 2010. The segment’s net revenue increase, aside from the purchase accounting adjustment, was driven by strong growth in its Learning A-Z and ExploreLearning product lines.
Cost of Revenues.
Cost of revenues includes expenses to print, purchase, handle and warehouse our products, as well as royalty costs, and to provide services and support to customers. Cost of revenues, excluding amortization, increased $0.6 million, or 1.2%, to $45.1 million in the first nine months of 2011 compared to the same period in 2010 due to a slight increase in order volume. This change was impacted by a purchase accounting adjustment at the time of the VLCY acquisition to reduce deferred costs to zero which reduced the cost of revenues recorded in the first nine months of 2010 by $1.2 million.
Voyager. Cost of revenues for the Voyager segment increased $1.2 million, or 3.7%, to $33.7 million in the first nine months of 2011 compared to the same period in 2010. This change was impacted by a purchase accounting adjustment at the time of the VLCY acquisition to reduce deferred costs to zero which reduced the cost of revenues recorded in the first nine months of 2010 by $1.2 million. Aside from the impact of the purchase accounting adjustment, the cost of revenues has not declined commensurate with order volumes due to a shift in our sales mix toward lower margin services.
Sopris. Cost of revenues for the Sopris segment increased by $0.6 million, or 8.6%, to $7.5 million in the first nine months of 2011 compared to the same period in 2010 commensurate with the increase in order volume.
Cambium Learning Technologies. Cost of revenues for the CLT segment decreased by $0.1 million, or 2.7%, to $3.7 million in the first nine months of 2011 compared to the same period in 2010, primarily due to a shift in the business to a higher proportion of revenues derived from purely online delivery with very low costs of revenues.
Shared Services. Cost of revenues for Shared Services for the first nine months of 2011 of $0.2 million is primarily related to the costs incurred to maintain our customer-facing software applications. The charges incurred in the first nine months of 2010 are primarily related to non-recurring integration costs, which were not allocated to the segments. The integration costs largely related to the movement of inventory from VLCY’s distribution center in Dallas, Texas, to our distribution facility in Frederick, Colorado, travel related to the warehouse integration and severance costs.
Amortization Expense.
Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the first nine months of 2011 decreased $0.7 million, or 3.1%, compared to the first nine months of 2010 primarily due to our use of accelerated amortization methodologies for the majority of our intangible assets.
Research and Development Expense.
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the first nine months of 2011 decreased $1.0 million, or 12.6%, to $7.1 million compared to the first nine months of 2010 primarily due to increased capitalization. This increase in capitalization is primarily the result of costs incurred in our Learning A-Z and Kurweil product lines to upgrade their content and develop additional online product offerings. Additionally, the first nine months of 2010 included non-recurring integration costs of approximately $0.4 million.

Sales and Marketing Expense.
Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the first nine months of 2011 increased $1.4 million, or 4.1%, from the first nine months of 2010 to $35.6 million. This increase is primarily due to increased employee related costs as a result of establishing a dedicated sales force for Sopris and an expansion of the CLT sales force in reaction to growth expectations. The increase was also impacted by a purchase accounting adjustment at the time of the VLCY acquisition to reduce deferred costs to zero, which reduced sales and marketing expenses in the first nine months of 2010 by $0.9 million. Offsetting these increases, the first nine months of 2010 included non-recurring integration costs of $0.3 million.
General and Administrative Expense.
General and administrative expenses for the first nine months of 2011 decreased $3.0 million, or 15.7%, to $16.1 million compared to the first nine months of 2010 due to a decline in non-recurring integration costs of $3.5 million. These declines were slightly offset by increases in the CVR liability of $0.4 million.
Net Interest Expense.
Net interest expense for the first nine months of 2011 increased $0.8 million, or 5.8%, to $14.2 million compared to the first nine months of 2010 due to an increase in the interest on our long-term debt.
Income Tax Provision.
We recorded income tax expense of $0.6 million during the first nine months of 2011 and $0.1 million during the first nine months of 2010 for state income tax expense in states where the Company cannot file on a unitary basis. We did not record a Federal or state income tax benefit for consolidated losses incurred during either period because realization of the tax benefits from the losses is not assured beyond a reasonable doubt given the Company’s recent history of cumulative losses. Therefore the increases in net deferred tax assets in the periods were offset by increases in the valuation allowance.
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
Long-term debt
On February 17, 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into a new asset-based revolving credit facility with potential for up to $40 million in borrowing capacity. The Company used a portion of the net proceeds from the offering to repay in full outstanding indebtedness under the Company’s senior facility and senior unsecured notes that existed as of yearend 2010 and to pay related fees and expenses. Total fees incurred in connection with the closing of the Notes and revolving credit facility totaled $9.1 million, including $1.75 million paid to an affiliate of Veronis Suhler Stevenson (“VSS”) pursuant to the consulting fee agreement between the Company and VSS. Deferred financing costs are capitalized in Other assets in the condensed consolidated balance sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at September 30, 2011 were $8.1 million.
The offering was a private placement exempt from the registration requirements under the Securities Act of 1933 (the “Securities Act”). However, pursuant to a registration rights agreement entered into with the offering, in May 2011 the Company filed with the SEC a registration statement under the Securities Act (the “Exchange Offer Registration Statement”), relating to an offer to exchange the Notes (the “Exchange Offer”) for new notes (the “Exchange Notes”) on terms substantially identical to the Notes, except that the Exchange Notes would not be subject to the same restrictions on transfer. The Exchange Offer Registration Statement was declared effective in August 2011 and the Exchange Offer was completed in September 2011.
Interest on the Notes will accrue at a rate of 9.75% per annum from the date of original issuance and will be payable semi-annually in arrears on each February 15 and August 15, commencing on August 15, 2011, to the holders of record of the Notes on the immediately preceding February 1 and August 1. No principal repayments are due until the maturity date of the Notes. All of the outstanding Notes were exchanged for the Exchange Notes upon closing of the Exchange offer.

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
New Credit Facility (ABL Facility). On February 17, 2011, the Company’s wholly owned subsidiary, Cambium Learning, Inc. (together with its wholly owned subsidiaries, the “ABL Credit Parties”), entered into a new credit facility (the “ABL Facility”) pursuant to a Loan and Security Agreement (the “ABL Loan Agreement”), by and among the ABL Credit Parties, Harris N.A., individually and as Agent (the “Agent”) for any ABL Lender (as hereinafter defined) which is or becomes a party to said ABL Loan Agreement, certain other lenders party thereto (together with Harris N.A. in its capacity as a lender, the “ABL Lenders”), Barclays Bank PLC, individually and as Collateral Agent, and BMO Capital Markets and Barclays Capital, as Joint Lead Arrangers and Joint Book Runners. The ABL Facility consists of a four-year $40.0 million revolving credit facility, which includes a $5.0 million subfacility for swing line loans and a $5.0 million subfacility for letters of credit. In addition, the ABL Facility provides that the ABL Credit Parties may increase the aggregate principal amount of the ABL Facility by up to an additional $20.0 million, subject to the consent of the Agent (whose consent shall not be unreasonably withheld) and subject to the satisfaction of certain other conditions.
The interest rate for the ABL Facility will be, at the ABL Credit Parties’ option, either an amount to be determined (ranging from 2.75% to 3.25%, depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) above the London Interbank Offered Rate (“LIBOR”) or at an amount to be determined (ranging from 1.75% to 2.25%, depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) above the “base rate.” On any day, the base rate will be the greatest of (i) the Agent’s then-effective prime commercial rate, (ii) an average federal funds rate plus 0.50% and (iii) the LIBOR quoted rate plus 1.00%. The ABL Facility is, subject to certain exceptions, secured by a first-priority lien on the ABL Credit Parties’ inventory and accounts receivable and related assets and a second-priority lien (junior to the lien securing the ABL Credit Parties’ obligations with respect to the Notes) on substantially all of the ABL Credit Parties’ other assets.
As of September 30, 2011, the balances of accounts receivable and inventory collateralizing the ABL Facility were $31.0 million and $20.8 million, respectively. As of September 30, 2011, the Company had a borrowing base under the ABL Loan Agreement of up to $31.8 million.
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
The ABL Facility contains a financial covenant that generally requires the ABL Credit Parties to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. The ABL Credit Parties will be required to pay, quarterly in arrears, an unused line fee equal to the product of (x) either 0.375% or 0.50% (depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) and (y) the average daily unused amount of the revolver. As of September 30, 2011, we were in compliance with this covenant.

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

	For the Nine Months Ended September 30,
(in thousands)	2011	2010
Operating activities	$26,213	$(2,413)
Investing activities	(12,552)	(9,949)
Financing activities	28,320	4,855
Operating activities. Cash provided by (used in) operations was $26.2 million and ($2.4) million for the nine month periods ended September 30, 2011 and 2010, respectively. Overall, cash flow from operations improved by approximately $28.6 million primarily due to the collection in 2011 of significant accounts receivable balances outstanding at year end 2010 and a net cash payment of $5.2 million in 2010 for the Michigan state income tax assessment. Additionally, the Company has continued to reduce spending throughout 2011 which has further improved operating cash flows as significant non-recurring integration costs incurred in 2010 were not replicated in 2011.
Investing activities. Cash used in investing activities was $12.6 million in the first nine months of 2011 compared to $9.9 million in the first nine months of 2010. The change was due to an increase in capital expenditures of $1.7 million and an increase in CVR payments of $0.9 million.
Financing activities. Cash provided by financing activities was $28.3 million in the first nine months of 2011 and $4.9 million in the first nine months of 2010. Net proceeds received from the issuance of the 9.75% senior secured notes in the first quarter of 2011 was $174 million offset by repayment of $152.1 million of existing notes and payments of $8.0 million related to the debt financing costs. Additionally, we made a stock repurchase in the second quarter of 2011 at a cost of $4.9 million and received proceeds of $20.0 million in the third quarter of 2011 for the issuance of common stock for the exercise of subscription rights. During the first nine months of 2010, we borrowed $6.2 million, net of repayments, under a revolving credit facility, made principal payments of $1.0 million, and made capital lease payments of $0.4 million.
Contingencies
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010, the Company is involved in a tax litigation matter related to a Michigan state tax issue. The final resolution of the tax litigation or potential settlement could result in a refund ranging from zero to approximately $10.4 million, plus statutory interest, of which fifty percent (50%), net of expenses incurred, would be payable to the holders of the CVRs. If the Company’s position is not ultimately upheld, the Company could incur up to $10.4 million of indemnification expense in future periods on its Statements of Operations, partially offset by any reduction to the CVRs liability. Management believes it is more likely than not that the Company’s position will be upheld and a $10.4 million tax receivable for the expected refund is recorded in other assets on the Condensed Consolidated Balance Sheets as of September 30, 2011. A hearing on the Company’s motion for summary judgment is scheduled for the fourth quarter of 2011. Any decision reached at this hearing may be appealed by either party.
During the nine month period ended September 30, 2011, revenues for the Voyager segment decreased $4.8 million, or 5.6%, as compared to the same period for 2010. Although the Voyager segment has seen an improved cost structure and stronger sales of services, it has experienced significant pressure on product sales. The pressure on Voyager segment product sales is expected to continue into the fourth quarter of 2011. Business visibility has been challenging concerning funding availability and depending on the magnitude and duration of this trend, there is a reasonable expectation that certain assumptions and estimates, including cash flow projections, used for the upcoming 2011 annual goodwill impairment analysis could be unfavorably impacted. Therefore, the Company has determined that there is a reasonable expectation that a goodwill impairment related to the Voyager segment may be recognized in the fourth quarter. The Company intends to complete its goodwill impairment analysis for all reporting units during the fourth quarter at its annual testing date as of December 1, 2011. The magnitude and duration of the product sales pressure the Voyager segment is experiencing is unknown at this time. Therefore, it is not possible at this time to determine whether a future goodwill impairment charge will be incurred or, if it is, the dollar value or significance of such a charge. Goodwill for the Voyager segment totals $76.1 million at September 30, 2011. At the most recent goodwill impairment testing date of December 1, 2010, the calculated fair value of the Voyager segment exceeded its carrying value by 16%.

Non-GAAP Measures
The net income (loss) for the Company as reported on a GAAP basis for both 2011 and 2010 include material non-recurring and non-operational items. We believe that income  from operations before interest and other income (expense), income taxes, and depreciation and amortization, or EBITDA, and Adjusted EBITDA, which further excludes non-recurring and non-operational items, provide useful information for investors to assess the results of the ongoing business of the Company.
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
Reconciliation Between Net Revenues and Adjusted Net Revenues and Between Net Income and Adjusted EBITDA for the Three Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,
	2011	2010
	(In thousands)
	(Unaudited)

Total net revenues	$52,906	$56,607
Non-recurring and non-operational costs included in net revenues but excluded from adjusted net revenues:
Adjustments related to purchase accounting (a)	234	2,400

Adjusted net revenues	$53,140	$59,007

Net income	$3,064	$3,946
Reconciling items between net income and EBITDA:
Depreciation and amortization	8,820	9,181
Net interest expense	4,950	4,478
Other (income) expense	—	(271)
Income tax	155	(8)

Income from operations before interest and other income (expense), income taxes, and depreciation and amortization (EBITDA)	16,989	17,326

Non-recurring, non-operational, and certain non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Integration and merger-related costs (b)	—	949
Legacy VLCY corporate (c)	182	360
Stock-based compensation expense (d)	349	245
Embezzlement and related expenses (recoveries) (e)	(56)	21
Adjustments related to purchase accounting (a)	185	1,949
Adjustments to CVR liability (f)	—	100

Adjusted EBITDA	$17,649	$20,950

Reconciliation Between Net Revenues and Adjusted Net Revenues and Between Net Loss and Adjusted EBITDA for the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
	(Unaudited)

Total net revenues	$140,792	$132,730
Non-recurring and non-operational costs included in net revenues but excluded from adjusted net revenues:
Adjustments related to purchase accounting (a)	889	12,112

Adjusted net revenues	$141,681	$144,842

Net loss	$(2,886)	$(17,671)
Reconciling items between net loss and EBITDA:
Depreciation and amortization	25,766	28,105
Net interest expense	14,237	13,460
Other (income) expense	(365)	(176)
Income tax	570	111

Income from operations before interest and other income (expense), income taxes, and depreciation and amortization (EBITDA)	37,322	23,829

Non-recurring, non-operational, and certain non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Integration and merger-related costs (b)	—	5,506
Legacy VLCY corporate (c)	859	835
Stock-based compensation expense (d)	953	778
Embezzlement and related expenses (recoveries) (e)	(2,452)	51
Adjustments related to purchase accounting (a)	756	10,018
Adjustments to CVR liability (f)	520	100

Adjusted EBITDA	$37,958	$41,117

(a)	Under applicable accounting guidance for business combinations, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value. Net revenues have been reduced by $0.2 million, $2.4 million, $0.9 million, and $12.1 million, respectively, for the quarters ended September 30, 2011 and 2010 and the nine month periods ended September 30, 2011 and 2010 in the historical financial statements due to the write-down of deferred revenue to its estimated fair value as of the merger date. The write-down was determined by estimating the cost to fulfill the related future customer obligations plus a normal profit margin. Partially offsetting this impact, cost of revenues and sales and marketing expenses were reduced for other purchase accounting adjustments, primarily a write-down of deferred costs to zero at the acquisition date. During the quarters ended September 30, 2011 and 2010 and the nine month periods ended September 30, 2011 and 2010, the historical cost of revenues was reduced by $0.1 million, $0.2 million, $0.1 million, and $1.2 million, respectively, and the historical sales and marketing expenses were reduced by zero, $0.2 million, zero, and $0.9 million, respectively. The adjustment of deferred revenue and deferred costs to fair value is required only at the purchase accounting date; therefore, its impact on net revenues, cost of revenues, and sales and marketing expense is non-recurring.

(b)	Costs directly associated with the integration of the Company and VLCY, including severance and other costs incurred to achieve synergies and the cost of retention and change in control agreements directly related to the merger. The cost for retention and change in control agreements included was $0.1 million and $1.6 million, respectively, for the quarter and nine month period ended September 30, 2010.

(c)	Legacy VLCY corporate costs representing corporate costs related to legacy VLCY liabilities such as pension and severance costs for former VLCY employees.

(d)	Stock-based compensation and expense is related to our outstanding options, restricted stock awards, warrants, and stock appreciation rights (SARs).

(e)	During 2008, we discovered certain irregularities relating to the control and use of cash and certain other general ledger items which resulted from a substantial misappropriation of assets over more than a three-year period beginning in 2004 and continuing through April 2008. These irregularities were perpetrated by a former employee, resulting in embezzlement losses and subsequent recoveries. In recent periods we have been experiencing gains as assets are recovered in excess of the related costs to recover.

(f)	Adjustments to the CVR liability as a result of the amendments of the merger agreement and the related escrow agreement, the expiration of the statute of limitations on potential tax liabilities and changes in likelihood of collecting potential tax receivables included in the estimate of the fair value of the CVRs.
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
Cambium Learning Group, Inc.
Change in Adjusted Deferred Revenue
(in thousands)
Unaudited

	As of:
	December 31,	March 31,	June 30,	September, 30	December 31,	March 31,	June 30,	September 30,
	2009	2010	2010	2010	2010	2011	2011	2011
Deferred revenue	$24,181	$21,842	$23,643	$33,301	$37,556	$30,779	$31,581	$43,479
Purchase accounting fair value adjustment	14,374	9,222	4,662	2,262	1,437	1,105	782	548

Adjusted deferred revenue	38,555	31,064	28,305	35,563	38,993	31,884	32,363	44,027

Change in adjusted deferred revenue		$(7,491)	$(2,759)	$7,258	$3,430	$(7,109)	$479	$11,664
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements as of September 30, 2011 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
In June 2011, new guidance was issued regarding the disclosure of the components of comprehensive income. This guidance gives the entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is required to be adopted retrospectively. The Company will adopt this guidance beginning with our Form 10-Q for the quarter ending March 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
As described in Note 15 to our condensed consolidated financial statements, in February 2011, we closed an offering of $175 million aggregate principal amount of Notes (fixed rate) due 2017 and entered into a new $40 million asset-based revolving credit facility. We used a portion of the net proceeds from the offering to repay in full outstanding indebtedness under the secured credit facility and senior unsecured notes that existed as of December 31, 2010. We have no amounts outstanding under the revolving credit facility, which is our only variable interest debt. Therefore, as of September 30, 2011 we have no material interest rate risk.
Foreign Currency Risk
The Company does not have material exposure to changes in foreign currency rates. As of September 30, 2011, the Company does not have any outstanding foreign currency forwards or option contracts.

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
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010, the Company is involved in a tax litigation matter related to a Michigan state tax issue. The final resolution of the tax litigation or potential settlement could result in a refund ranging from zero to approximately $10.4 million, plus statutory interest, of which fifty percent (50%), net of expenses incurred, would be payable to the holders of the CVRs. If the Company’s position is not ultimately upheld, the Company could incur up to $10.4 million of indemnification expense in future periods on its Statements of Operations, partially offset by any reduction to the CVRs liability. Management believes it is more likely than not that the Company’s position will be upheld and a $10.4 million tax receivable for the expected refund is recorded in other assets on the Condensed Consolidated Balance Sheets as of September 30, 2011. A hearing on the Company’s motion for summary judgment is scheduled for the fourth quarter of 2011. Any decision reached at this hearing may be appealed by either party.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as such factors could materially affect the Company’s business, financial condition, or future results. In the three and nine months ended September 30, 2011, there were no material changes to the risk factors disclosed in the Company’s 2010 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 6.	Exhibits.
The following exhibits are filed as part of this report.

Exhibit Number	Description
10.1
Asset Purchase Agreement, by and between Cambium Education, Inc. and Class.com, Inc., dated as of September 21, 2011 (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 21, 2011 (File No. 001-34575)).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	Instance Document*

101.def	XBRL Taxonomy Extension Definition Linkbase Document*

101.sch	XBRL Taxonomy Extension Schema Document*

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document*

101.lab	XBRL Taxonomy Extension Label Linkbase Document*

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned duly authorized officer of the registrant.

Date: November 10, 2011	CAMBIUM LEARNING GROUP, INC.
/s/ Bradley C. Almond
Bradley C. Almond,
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Asset Purchase Agreement, by and between Cambium Education, Inc. and Class.com, Inc., dated as of September 21, 2011 ((incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 21, 2011 (File No. 001-34575)).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	Instance Document*

101.def	XBRL Taxonomy Extension Definition Linkbase Document*

101.sch	XBRL Taxonomy Extension Schema Document*

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document*

101.lab	XBRL Taxonomy Extension Label Linkbase Document*

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.