Form 10-K
period 2011-12-31
CAMBIUM LEARNING GROUP, INC.
filed 2012-03-15
CIK 1466815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☒

Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant was $49,769,993 based on the closing sale price of the registrant’s common stock on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Market. As of March 8, 2012, there were 49,563,824 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2011.

PART I

Cautionary Note Regarding Forward-looking Statements.

This report contains forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties, and which are based on beliefs, expectations, estimates, projections, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers and intents of our management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, objectives of management for future operations, and certain information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements.

Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “projects,” “forecasts,” “plans,” “anticipates,” “targets,” “outlooks,” “initiatives,” “visions,” “objectives,” “strategies,” “opportunities,” “drivers,” “intends,” “scheduled to,” “seeks,” “may,” “will,” or “should” or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy, plans, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements, as it is impossible for us to anticipate all factors that could affect our actual results. We discuss certain of these risks in greater detail under the heading “Risk Factors” in Item 1A of this report. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the results of any revisions to the forward-looking statements made in this report.

Item 1.	Business.

Unless otherwise expressly indicated in this Item 1, the discussions set forth herein are as of December 31, 2011. The “Company”, “we”, “us”, or “our” when used in this report refers to Cambium Learning Group, Inc. and its predecessors and consolidated subsidiaries, as the context requires.

Overview

We are one of the largest providers of proprietary intervention curricula, educational technologies, professional services and other research-based education solutions for students in the Pre-K through 12th grade education market in the United States. The intervention market, where we focus, provides supplemental education solutions to at-risk and special education students. We offer a distinctive, blended intervention solution that combines different forms of instruction techniques, including textbooks, education games, data management, teacher training and student centric e-learning solutions. We believe that our approach builds a more comprehensive and effective instructional model that combines teacher-led instruction and student directed technology and that this approach sets us apart from our competitors and yields better student outcomes for at-risk students.

Our mission is to deliver educational solutions, primarily focused on reading and math, which enable the most challenged learners to reach grade level academic standards. We take a holistic approach to learning and our intervention solutions address both the behavioral and cognitive needs of the students we serve. We believe our specific focus on the Pre-K through 12th grade intervention market compared to those companies focused primarily on the core education market gives us a competitive edge relative to our peers. Further, our products and services are highly results-oriented and enable school districts across the country to improve student performance and better satisfy rigorous accountability standards.

Our research-based intervention programs have demonstrated consistent success with at-risk and special education student populations and have established us as one of the most readily recognized companies focused on serving this market. We operate in three business segments: Voyager, a comprehensive intervention business; Sopris Learning, a supplemental solutions education business; and Cambium Learning Technologies (“CLT”), a technology-based education business.

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

Cambium Learning, Inc., a subsidiary of Cambium (“Cambium Learning”), was founded in December 2002 to create a leading company focused on the at-risk and special student populations. In 2007, Cambium Learning was acquired by a consortium of equity sponsors led by Veronis Suhler Stevenson (“VSS”). A significant portion of Cambium Learning’s growth has resulted from the acquisition and growth of companies acquired by Cambium Learning and from newly introduced programs developed by authors and researchers. In October 2003, Cambium Learning acquired Metropolitan Teaching & Learning, Inc. Metropolitan Teaching & Learning, Inc. was founded in 1998, and has developed culturally responsive instructional materials and customized programs for use in urban markets, with particular emphasis on mathematics. In February 2004, Cambium Learning acquired Sopris West Educational Services, Inc., a provider of intervention programs in literacy, mathematics, and behavior. In April 2005, Cambium Learning acquired Kurzweil Educational Systems, Inc., which develops reading enabling technologies for struggling readers and individuals with visual impairments. In February 2006, Cambium Learning acquired IntelliTools, Inc., a provider of assistive hardware and software technologies for the special education and at-risk market segments in math and literacy.

Strategy for Growth and Development

Our strategy for growth and development is based upon the following:

Continued Focus on the Pre-K through 12th Grade Intervention Market: The intervention market has been characterized by favorable long-term growth trends and historically strong government support, although there has been recent funding stress particularly at the state and local level in recent years. We devote most of our resources to better serve this market and we believe that our concentrated focus positions us to capture increased market share over time. We are a leading provider of comprehensive instructional material, professional development and learning technology solutions specifically designed for the intervention market. We also believe that this focus allows us to deliver better designed products to our customers, resulting in more favorable student outcomes and ultimately increasing brand value as a leader in serving the at-risk student population. We plan to continue to employ a broad-based approach to compete across segments and build scale and market share.

Growth through Acquisitions: One of our primary strategies for growth is to leverage our brand, experience, national sales reach and corporate infrastructure through acquisitions. We will continue to search for companies in the intervention, education technologies and other related markets that we believe we can scale with our experienced sales force and robust content delivery and data management systems. Our strong cash flows and an additional $20.0 million equity infusion from our majority shareholder resulted in a cash balance of $63.2 million at December 31, 2011. Additionally, we have an asset-backed revolving credit facility, which had $18.0 million available at December 31, 2011. In all, we have a very liquid balance sheet with which to continue our strategy of acquisitions.

Depending on the size and nature of each acquisition, we may use our available cash or issue additional debt or equity. Additionally, we do not expect to issue dividends or repay our outstanding debt in the short term.

As a part of this strategy, in October 2011, we completed the acquisition of Class.com, which provides high-quality, research proven, online instruction, supplemental education, and intervention programs through its fully accredited high school, Lincoln National Academy (“LNA”). LNA programs serve at-risk and general education students. LNA/Class.com partner with public schools throughout the country to provide programs that schools need to serve the wide range of student needs. LNA/Class.com is positioned as a leading provider of mastery-based student-directed learning as well as a master teacher through a blended model in a virtual world.

Increased Offering of Technology-Based Learning Solutions: We have a wide range of technology-based learning solutions offered as either standalone tools or as part of our blended model (which integrates these technology-based learning solutions with our print-based products). Our standalone technology-based solutions include online supplemental reading, writing and vocabulary lessons and books as well as interactive simulations in math and science. Such solutions are employed by our customers for their at-risk students as well as their on-track students where the solutions are equally effective as a means to enhance the student’s proficiency levels. Across much of our product offering, we utilize a comprehensive student data reporting system with multiple years of results. We believe this ability to assess, track and report results is crucial to providing educators with the tools required to achieve and provide accountability for student outcomes. Going forward, we expect to continue to diversify our portfolio of products to expand math, service offerings and technology-enabled solutions. We expect the technology solutions to focus especially on student-directed learning as well as mastery-based or competency-based solutions. We may significantly increase our investments in certain technology products, particularly in our CLT segment, to promote both short-term and long-term growth.

Leverage Nationally Recognized Brands, Sales Force and Scalable Platform: We believe our portfolio of premier brands and research-based products and services has consistently delivered superior learning outcomes for school districts. We plan to leverage our reputation for quality and our experienced field and inside sales force to generate new business and capture a greater share of business from existing customers across our national footprint. Further, we plan to utilize our portfolio of technology-driven products and services and an easily replicable implementation model to rapidly meet customer needs.

Funding Sources and Industry Information

The intervention market is focused on administering supplemental education solutions to at-risk students and students with disabilities receiving special education within the Pre-K through 12th grade segment. At-risk students and students with disabilities are those students that are underperforming when evaluated against their peers. These large groups of students exhibit serious academic deficits requiring intervention, particularly in reading and math, and their numbers are conservatively estimated to be at least 40% of students. Students in need of intervention are often found in three distinct groups: English language learners, students with disabilities and impoverished students. The English language learner group is made up of those students whose first language is not English. Students with disabilities are determined to be eligible for special education based on a diagnosed disability, including specific learning disabilities (the largest group), communication challenges, emotional and behavioral disorders, physical disabilities and developmental disorders. Impoverished students are from families with low socioeconomic status and are at an academic disadvantage which is often attributed to their families’ financial hardships.

We believe that educating at-risk students and students with disabilities requires a different approach than relying on traditional instructional materials, as deploying our intervention programs with fidelity and treatment integrity requires detailed implementation and training. Key federal and state programs, such as the Title I portion (“Title 1”) of the reauthorized Elementary Secondary Education Act (“ESEA”), the School Improvement Grants program (“SIG”), the Individuals with Disabilities Education Act (“IDEA”) and the “Race to the Top” Program enacted under the American Recovery and Reinvestment Act of 2009 (“ARRA”) have been key drivers in encouraging school districts to address the needs of this student population by providing critically needed federal funding.

While school districts use a variety of government funding sources in order to procure our products and services, our industry receives proportionally more federally provided funds than education services and products as a whole, which tend to rely more heavily on state and local funding. Title 1 (and the Title III portion of the ESEA) and IDEA are the two primary federal funding sources for at-risk students and students with disabilities, respectively. Title 1 and IDEA have existed for decades and have experienced increases since their inception. Further augmenting these traditional funding sources was the ARRA, which allocated an additional $10 billion for Title 1 and an additional $11.3 billion for IDEA over the government’s fiscal years ending September 30, 2010 and September 30, 2011. The majority of the ARRA expired in September 2011 and has not been replaced with similar funding.

While federal funding sources have been stable and additionally augmented by ARRA, we have been impacted by the overall adverse conditions in the education funding environment as a result of the continued depressed circumstance of certain state and local budgets. Our Voyager segment has experienced the most disruption by this depressed state and local funding crisis. Although the intervention market receives proportionally more federal funding than other education markets, school districts rely upon state and local budgets, which have made it difficult for some of our customers to secure alternative funding sources in order to continue using the Voyager products at the same level as in previous years. We expect governmental spending austerity will continue and have a depressive effect on general spending and, therefore, make order volume growth challenging in the current funding environment.

Over the long-term, we expect growth in the overall intervention market will be driven by the following key factors:

•

Large and Growing Addressable Market: Total Pre-K through 12th grade enrollment was 58 million in 2010, with enrollments rising. It is estimated that at least 40% of these students require intervention and represent a large addressable market for us. Demand for intervention is expected to continue to increase since intervention is typically more cost effective than special education programs. We believe that, with more attention in general, increased analysis of U.S. student outcomes versus other countries, focus and likely inclusion of the graduation rate in the ESEA, and movement to national standards through the adoption of the Common Core State Standards by 46 states and the District of Colombia, the number of children deemed to need intervention is likely to increase from 40% to over 50%, as indicated by proficiency rates of the National Assessment of Educational Progress.

•

Historically Stable Federal Funding Landscape: The funding environment for Pre-K through 12th grade education has historically been stable across economic cycles. While the recent downturn has pressured state and local budgets, the primary sources of federal funding for education (Title I and IDEA) have been maintained at historically high levels. Traditional federal funding sources for education were temporarily augmented by ARRA funding from 2009 to September 2011, including the “Race to the Top” program.

•

Increasing Emphasis on Accountability and Measurement: The No Child Left Behind Act (“NCLB”) has been a key driver for increased accountability and measurement of student performance designed to meet the mandated goal that 100% of students become proficient in reading and math by the end of the 2013-2014 school year. School districts are required to demonstrate adequate yearly progress (“AYP”) or risk a cut in funding. Intervention products help schools improve performance of the most challenged learners and allow schools to meet stringent AYP criteria. Furthermore, there is greater emphasis on evaluating educators based on the performance of their students, driven by reforms contained in the Race to the Top program. We believe that the combination of these factors will continue to drive the demand for intervention and professional development products.

•

Proven Return on Investment of Intervention Products: Numerous studies have demonstrated and quantified the benefits of intervention products for at-risk students and students with disabilities. We believe traditional educational materials are inadequate and not designed to meet the unique and differential learning needs of these subgroups. Also, teachers are becoming better trained at utilizing intervention materials, which we expect will contribute to greater demand for such products.

Product Overview

We operate as three reportable segments, with separate management teams and infrastructures that offer various products and services, as follows:

•	Voyager, our comprehensive intervention business;

•	Sopris Learning, our supplemental solutions education business; and

•	CLT, our technology-based education business.

During 2011, net revenues were $95.8 million for Voyager, $27.0 million for Sopris Learning and $49.5 million for CLT. Unallocated shared services such as accounting, legal, human resources and corporate-related items are recorded in a “Shared Services” category. Depreciation and amortization expense, goodwill impairment, interest income and expense, other income and expense, and taxes are also included in this Shared Services category.

Voyager

Our Voyager unit offers reading, math, professional development programs, and online courseware and credit recovery targeted towards the at-risk and special education student populations. Voyager provides strategic and intensive comprehensive interventions that are adaptive to the needs of diverse populations. Voyager’s research-based instructional materials, support services and educational technology help accelerate struggling students to grade-level proficiency, with the goal to increase graduation rates.

Voyager Reading Programs. The reading programs in the Voyager business unit include: Voyager Passport®; LANGUAGE!; Passport Reading Journeys ® ; Read Well; Ticket to Read ® ; and TimeWarp ® Plus.

Voyager Passport is a comprehensive reading intervention system for grades K-5. Voyager Passport provides direct, systematic instruction in each of the five essential reading components (phonemic awareness, phonics, fluency, vocabulary, and comprehension) and is designed as an intervention program for grade K-5 students for whom a core reading program is not sufficient. The lessons are typically daily and run 30 to 40 minutes in duration. They are based on the latest scientific research regarding effective reading instruction and are carefully designed to effectively and efficiently address each of the strategies and skills necessary to improve the reading ability of struggling readers. Voyager Passport is also available in Spanish under the Voyager Pasaporte brand.

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

ReadWell is an alternative comprehensive core reading program (a core replacement) that targets at-risk students in grades K-2. The program is a research-based and data-driven reading curriculum that addresses all five components of effective reading instruction – phonemic awareness, phonics, vocabulary, comprehension and fluency – as outlined by the National Reading Panel in 2000.

Ticket to Read is an interactive web-based program offered stand alone or with Voyager’s literacy programs. Ticket to Read is designed to improve reading by allowing students to practice various aspects of reading skills. Instruction is leveled, self-paced and teacher-monitored. Students are motivated by a leader-board, a virtual clubhouse that includes earning online tickets and other rewards, games, and engaging self-selected passages on a variety of topics as they build vocabulary, fluency, phonics and reading comprehension skills. Approximately one-quarter of the use takes place after school hours, including weekends, further enabling students to reinforce what they have learned in the classroom and enabling parents and/or guardians to become more involved in their children’s education.

TimeWarp Plus is a four- to six-week summer reading intervention program which immerses grade K-9 students in reading adventures to build essential reading skills that can prevent summer learning loss and prepare students for the coming year. TimeWarp Plus is a balanced, research-based reading program offered as a two- to four-hour daily reading instruction focused around exciting, adventure-based themes and hands-on learning experiences. Student engagement and maximizing teacher time are key components of the program.

Voyager Math Programs. The math programs in the Voyager business unit consist of: Vmath®, Vmath Summer Adventure, TransMath, and Inside Algebra.

Vmath is a grades 2-8 targeted, systematic intervention system that is aligned with the tenets of the National Council of Teachers of Mathematics and is designed to complement and enhance all major math programs by building upon and reinforcing the concepts, skills, and strategies of a core math program. Through 30 to 40 minutes of daily instruction, Vmath helps struggling students build a foundation in math and learn the skills and concepts crucial to achieving grade-level success. VmathLive is a standalone or complementary online math capability, targeting additional student practice for grades 2-8. Vmath is also available in a summer school configuration under the Vmath Summer Adventure brand.

TransMath targets students in the 25th percentile and below in grades 5-9. TransMath provides students with in-depth, sequential skill building of foundational math concepts through reform-based and procedural instruction. Multisensory strategies are designed to promote problem-solving proficiency, vocabulary development and mathematical discourse. VmathLive is also offered with TransMath.

Inside Algebra targets students at risk of failure in algebra and teaches them a variety of core objectives through activities intended to make learning fun. Students may participate in Inside Algebra in small groups, as a supplement to basal curricula, or as a standalone algebra intervention program.

Voyager Education Services (Professional Development). Professional development services provide a continuum of customized, sustainable, product-independent solutions for teachers and leadership to help educators strengthen their existing investments in curricula, textbooks, and learning resources. These services are provided via three delivery systems: consulting services and personalized professional development, custom conferences and institutes, and distance learning. Comprehensive school turnaround/transformation and restart services are also provided for schools identified by their districts as needing intense, ongoing, job-embedded professional development across personnel, content areas and grade levels.

Voyager Online Instruction, Supplemental Courseware and Intervention Programs. Through Class.com’s accredited online high school, LNA, a variety of online learning solutions, secondary school courses, and turnkey virtual school solutions are provided to partner high schools throughout the country. LNA provides instruction, supplemental education, and intervention programs that are designed to be easily accessible and self-paced. Students read and engage with the content and complete exercises, assignments, and quizzes on their own. LNA teachers serve as guides, monitoring student work and offering additional instruction, help, examples, and motivation.

Sopris Learning

Sopris Learning supplemental products focus on the full spectrum of academic support utilizing print and technology based supplemental solutions—including assessments, literacy and mathematics interventions, positive behavior supports, and professional development. Whether implemented in a single classroom, school-wide, or district-wide, Sopris Learning supplements have been proven to strengthen core instruction and to quickly and positively impact the academic achievement of students in all key areas of instruction. When compared to products offered by our other business units, Sopris Learning products tend to be more tightly tailored to specific skills and target a smaller, more specific audience. Sopris Learning’s primary products are Step Up to Writing; REWARDS; Dynamic Indicators of Basic Early Literacy Skills (DIBELS/IDEL); Language Essentials for Teachers of Reading and Spelling (LETRS); e-Solution: fluency, vocabulary, comprehension; and RAVE-O. Through these offerings, we commercialize research of some of the most highly regarded authors in the field, including Drs. Louisa Moats, Anita Archer, Roland Good, Maureen Auman, Ruth Kaminski and Maryanne Wolf.

Step Up to Writing is a strategies-based program that spans grades K-12 and addresses students who score at or below the basic skill level in writing. Authored by Dr. Maureen Auman, the program explicitly connects reading, writing, speaking, and listening with hands-on strategies and teaches students to write both narrative and expository pieces, actively engage with reading materials and develop study skills. Step Up to Writing is designed to fit alongside a school district’s existing reading program and to be integrated into any standard curriculum or instructional system.

REWARDS is a research validated, reading and writing intervention program designed for general and special education, remedial reading, summer school and after-school programs. Authored by Dr. Anita Archer, the program focuses on de-coding, fluency, vocabulary, comprehension, test-taking abilities and content-area reading and writing.

DIBELS/IDEL is a literary screening and progress monitoring tool. Authored by Drs. Roland Good and Ruth Kaminski, students from grades K-6 take benchmark assessments three times a year in order to measure the critical areas of early reading: awareness, phonics, fluency, comprehension and vocabulary. For those with reading difficulties, progress monitoring assessments are given to determine the effectiveness of the interventions being used. IDEL offers DIBELS materials for Spanish-speaking students.

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

e-Solution: Fluency, Vocabulary, and Comprehension targets grades 3-12 and helps students improve reading fluency, vocabulary, and comprehension through the use of both printable and online passages and questions. This peer-mentoring and feedback system is designed to complement any reading curriculum.

RAVE-O (Reading through Automaticity, Vocabulary, Engagement, and Orthography) is an intensive, multisensory, small group reading intervention for primary through intermediate grades. Authored by world renowned neuroscientist Dr. Maryanne Wolf, the program is based on more than a decade of gold standard brain imaging research.

Cambium Learning Technologies

Our CLT unit utilizes technology to deliver subscription-based websites, online libraries, software and equipment designed to help students reach their potential in grades K through 12 and beyond. CLT products are offered under four different industry leading brands: Learning A-Z, ExploreLearning, Kurzweil Educational Systems and IntelliTools.

Learning A-Z. Learning A-Z is an educational resource company specializing in online delivery of leveled readers and other supplementary curriculum resources. Learning A-Z offers teacher centric resources that are printable and projectable. It also offers online interactive versions of many of its books and quizzes. Founded in 2002 to help teachers differentiate instruction and meet the unique needs of all students, Learning A-Z’s resources are currently used in nearly half of the districts in the U.S. and Canada and over 155 countries worldwide. Serving a wide range of student need, including English language learners and those students for which English is a second language, Response to Intervention, Special Education, and general classroom instruction, Learning A-Z offers six integrated websites for individual classrooms, schools, and districts. Reading A-ZTM, Raz-KidsTM, Reading-TutorsTM, Vocabulary A-Z TM and Writing A-Z TM, provide online supplemental reading, writing and vocabulary lessons, books, and other resources for students and teachers. Science A-Z TM is aimed at the supplemental science market.

We sell online supplemental reading, math and science products under the Learning A-Z brand. There is one free website, LearningPageTM, which aids in directing interested parents, teachers, schools and districts to six subscription-based sites: Reading A-Z, Raz-Kids, Reading-Tutors, Vocabulary A-Z, Writing A-Z, and Science A-Z. Each of these websites offers products available for purchase through online subscriptions.

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

Raz-Kids is a student-centered online collection of leveled eBooks and eQuizzes designed to guide and motivate emergent and reluctant readers, as well as improve the skills of fluent readers. Students can listen to and read books as well as record their reading and then take an online quiz while receiving immediate feedback. Students earn stars for their reading activity. The stars can then be spent in each student’s personal clubhouse-like environment for purchasing a catalog full of items that include aliens and other fun characters. The program currently consists of over 300 online books along with companion quizzes and worksheets spread over 27 levels of difficulty. A new assessment feature is an online tool that allows teachers to assess students for placement at the appropriate reading level by determining reading rate, accuracy, fluency and comprehension. The website also features a classroom management system for teachers to build rosters, assign books, monitor student progress, and evaluate instructional needs.

Science A-Z provides teachers with an online collection of resources to improve student skills associated with reading, thinking and learning science.

ExploreLearning. ExploreLearning publishes two supplemental programs in the math and science market. ExploreLearning GizmosTM is a subscription-based online library of interactive simulations for math and science in grades 3-12. In 2011, the Company launched ExploreLearning Reflex, a game-based adaptive online program designed to help students in grades 2-8 achieve fluency with their basic math facts. ExploreLearning has won National Science Foundation funding, supports the tenets of the National Council of Teachers of Mathematics and its products have received positive mention in books published by the Association of Supervision and Curriculum Development and the National Science Teachers Association. ExploreLearning is also a perennial award winner recognized by industry peer groups, including the Association of Educational Publishers and the Software and Information Industry Association (SIIA), as well as publications such as District Administration Magazine and Tech and Learning Magazine. ExploreLearning materials are correlated to state standards and over 350 math and science textbooks.

Kurzweil Educational Systems. Kurzweil Educational Systems is the leader in assistive technology, text-to-speech software literacy solutions serving the needs of the nation’s most challenged students, including individuals with special needs and learning difficulties, such as dyslexia, attention deficit disorder or those who are English Language Learners. Driven by the vision to serve the needs of the nation’s most challenged learners and enabling students to reach their full potential, Kurzweil provides complete reading, study skill, and writing support for students grades 3-college and adults with academic challenges and/or who are blind or visually impaired. Kurzweil Educational Systems produces the following products for individuals with learning difficulties and for those who are visually impaired:

•

Kurzweil 3000. Kurzweil 3000 is a reading, writing and learning software package for students with dyslexia, attention deficit disorder or other learning difficulties, including physical impairments or language learning needs. It enables individuals with the cognitive ability, but not the literacy skills, to achieve academic success alongside their peers.

•

Firefly. Firefly provides anytime, anywhere access to digital, text-based content, supplemented by powerful literacy tools. Firefly is an entirely web-based solution with a functionality set similar to, but more limited than, that found in Kurzweil 3000.

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

IntelliTools. IntelliTools offers hardware products that target students with physical, visual and cognitive disabilities that make using a standard keyboard and mouse difficult. IntelliTools also offers software products that target elementary and middle school special education students struggling with reading and math. IntelliTools’ products include:

•	IntelliKeys® USB is a programmable alternative keyboard with supporting software for students or adults who have difficulty using a standard keyboard.

•

IntelliTools Classroom Suite is a universally designed authoring and application tool that supports academic achievement, especially for students in Special Education or who have alternative learning needs. The software includes lessons, activities, assessments, and creativity tools that reinforce reading, writing and math skills with the capability to generate reports and provide detailed data tracking.

Curriculum Development

We seek to take advantage of new product and technology opportunities and view product development to be essential to maintaining and growing our market position. We have developed relationships with many industry-leading authors who are known for their expertise in improving the cognitive and behavioral performance of at-risk and special education students. Many authors are leaders in their respective fields, such as literacy, mathematics, cognitive reasoning, and behavioral sciences. These authors are engaged by us to develop content and then to refine that content once feedback is obtained from our customers. We also employ both in-house and contracted developers of curriculum and on-line content. We generally conduct an extensive refresh of a product every four to five years to incorporate the latest research, bring images current, and update factual content. The web-based products are enhanced continuously. Between the product refreshes, we often develop variations, expansions (i.e., more grade levels) and other basic enhancements of our products. As of December 31, 2011, we had 151 employees in curriculum development. Research and development expense, net of capitalization, was $9.9 million, $10.6 million, and $5.6 million for the years ended December 31, 2011, 2010, and 2009, respectively. In addition, we capitalize certain expenditures related to product development.

Sales and Marketing

We generally organize our marketing and sales force around our Voyager, Sopris Learning and CLT business units. Within CLT, the sales forces are further divided to focus on our Learning A-Z, ExploreLearning, and Kurzweil Educational Systems and IntelliTools divisions. Our sales representatives are supported by product or subject matter and implementation experts as well as a marketing team. As of December 31, 2011, our sales force consisted of 108 field and 32 inside sales producers for a total of 140 direct sales producers, excluding sales management and marketing. Where we elect to use both field and inside sales producers in a business unit, we tend to segment the customers primarily based on size of a territory, whereby larger territories are covered by field representatives and smaller territories are covered more effectively by inside sales employees. We also use direct marketing through catalogs and are increasingly making use of e-commerce and the Internet to sell our products. Sales and marketing expense was $45.7 million, $46.0 million, and $23.4 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

•

Supplemental suppliers, a market segment that is quite fragmented, including the supplementary products divisions of the international textbook publishers named above, and others including Curriculum Associates, Teacher Created Materials, School Specialty, Haights Cross Communications and National Geographic (The Hampton-Brown Company);

•	Technology suppliers, including Scholastic (Read 180, MiniBooks), Adaptive Curriculum, Carnegie Learning, Renaissance Learning, Archipelago, Don Johnston and TextHelp;

•	Assessment suppliers, including Pearson (Aimsweb); and

•	Service providers, including Americas Choice (Pearson), and research laboratories such as WestEd.

In addition, with greater use of virtual tools, we compete with a number of entities like K12, Pearson, Plato Learning and Florida Virtual School. Open source content providers, such as Khan Academy, OER Commons, and HippoCampus also provide online educational videos.

Concentration Risk

We are not overly dependent upon any one customer or a few customers, the loss of which would have a material adverse effect on our business. We have a broad customer base; in the three years ended December 31, 2011 for the Company in the aggregate, no single customer accounted for more than 10% of our total net revenues in any one year. Additionally, our top ten customers accounted for approximately 14% of our net revenues in 2011.

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

Employees

Our future success is substantially dependent on the performance of our management team and our ability to attract and retain qualified technical and managerial personnel. As of December 31, 2011, we had a total of 628 employees. None of our employees are represented by collective bargaining agreements. We regard our relationship with our employees to be good.

Executive Officers

Ronald Klausner. Ronald Klausner, age 58, currently serves as a Class III director and our Chief Executive Officer. Mr. Klausner has served as one of our directors since December 8, 2009. Mr. Klausner served as President of Voyager Expanded Learning from October 2005 until December 8, 2009, when he became our Chief Executive Officer. Prior to that, Mr. Klausner served as President of ProQuest Information and Learning Company (a subsidiary of VLCY until it was sold in 2007) from April 2003 to October 2005. Mr. Klausner came to VLCY from D&B (formerly known as Dun & Bradstreet), a global business information and technology solutions provider, where he worked for 27 years. He most recently served as D&B’s Senior Vice President, U.S. Sales, leading a segment with more than $900 million in revenue. Previously, Mr. Klausner led global data and operations, and customer service, providing business-to-business, credit, marketing and purchasing information in over 200 countries.

Vernon Johnson, EdD. Dr. Vernon Johnson, age 63, currently serves as a Class I director and the President of the Voyager business unit. Dr. Johnson joined the Company and the Board of Directors on December 1, 2011. From February 2005 until joining the Company, Dr. Johnson served as a partner of Best Associates, a Dallas-based Merchant Banking firm, and Chairman of EPIC Learning, a national for-profit online company focused on grades 9-12. He was also Executive Vice President of Development and Strategy for the America College of Education, a proprietary online college. Under his sales and marketing leadership, America College of Education’s online enrollment tripled, making it the sixth largest graduate school of education in the nation. Prior to joining Best Associates, Dr. Johnson was one of the founders of Voyager Expanded Learning and served as Executive Vice President, President and CEO of the company. In addition, Dr. Johnson served as a K-12 public educator for 25 years including Superintendent of schools in Rochester, Minnesota and Richardson, Texas.

Bradley C. Almond. Bradley C. Almond, age 45, currently serves as our Senior Vice President and Chief Financial Officer. Mr. Almond served as Chief Financial Officer of VLCY since January 2009. Mr. Almond joined VLCY in November 2006 as Chief Financial Officer of the Voyager Expanded Learning operating unit. Before joining VLCY, Mr. Almond was Chief Financial Officer, Treasurer and Vice President of Administration at Zix Corporation, a publicly traded email encryption and e-prescribing service provider located in Dallas, Texas, since 2003. From 1998 to 2003, Mr. Almond worked at Entrust Inc., where he held a variety of management positions, including president of Entrust Japan, general manager of Entrust Asia and Latin America, vice president of finance and vice president of sales and customer operations. Mr. Almond is a licensed Certified Public Accountant.

John Campbell. John Campbell, age 51, currently serves as Senior Vice President and the President of the CLT business unit. Mr. Campbell served in the positions of Senior Vice President of Strategy & Business Development, Senior Vice President of K-12 and Chief Operating Officer of Voyager Expanded Learning since joining VLCY in January 2004 until December 8, 2009. Before joining VLCY, Mr. Campbell served as Chief Operating Officer and business unit head of a research based reading company (Breakthrough to Literacy) within McGraw-Hill. Prior to joining Breakthrough/McGraw-Hill, he served as Director of Technology for Tribune Education. Additionally, Mr. Campbell has experience as General Manager of a software start-up (Insight) and as Director of Applications and Technical Support for a hardware manufacturer (Commodore International).

George A. Logue. George A. Logue, age 61, currently serves as Executive Vice President and the President of the Sopris Learning supplemental solutions business unit. Mr. Logue served as the Executive Vice President of Cambium from June 2003 until December 8, 2009 and has 36 years of education industry experience. Before co-founding Cambium, Mr. Logue spent 18 years in various leadership roles with Houghton Mifflin Company. At Houghton Mifflin, Mr. Logue served as Executive Vice President and President of the School Division from 1996 to 2003. Prior to serving as Executive Vice President of Houghton Mifflin, Mr. Logue was Vice President for Sales and Marketing from 1994 to 1996.

Carolyn M. Getridge. Carolyn M. Getridge, age 67, currently serves as our Senior Vice President of Human Resources and Urban Development. She joined VLCY in 1997 as a member of the team that launched the company after a distinguished 30-year career in public education. Immediately prior to joining Voyager, Ms. Getridge was Superintendent of the Oakland Unified School District. Ms. Getridge also served as Associate Superintendent of Curriculum and Instruction in Oakland and as Director of Education Programs for the Alameda (CA) County Office of Education.

Todd W. Buchardt. Todd W. Buchardt, age 52, currently serves as our Senior Vice President, General Counsel and Secretary. Mr. Buchardt served VLCY as Senior Vice President since November 2002, Vice President since March 2000, and General Counsel and Secretary since 1998. Before joining VLCY, Mr. Buchardt held various legal positions with First Data Corporation from 1986 to 1998.

Alan Nowakowski, EdD. Dr. Alan Nowakowski, age 63, currently serves as the Senior Vice President of Product Development and Strategy for Cambium Learning, Inc. In this role, Dr. Nowakowski leads the overall product development and strategy of the Company. Dr. Nowakowski joined the Company in 2001 as the Senior Vice President of VoyagerU Program Development and Implementation Services Support. In that role, he was responsible for the training and implementation for the Voyager Universal Literacy System, Voyager Passport and Voyager Pasaporte, the after school and summer school programs, as well as the development and operations of customer technology applications, including the Vital Indicators of Progress (VIP) data management system. He also oversaw program development and implementation of the VoyagerU professional development program. He also held the positions of Senior Vice President of Publishing and Senior Vice President of Strategy and Special Projects. In these positions, he provided leadership and high-level design guidance for Voyager online student learning applications, including Ticket to Read, VoyagerU Targeted Courses, Expanded Online Teacher Support and VocabJourney, the online vocabulary application for Passport Reading Journeys. Before joining Voyager Expanded Learning, Dr. Nowakowski was a partner in Accenture (formerly Andersen Consulting) where he was Accenture’s chief education architect, responsible for creating Accenture’s internal training programs.

Robert H. Pasternack, Ph.D. The Honorable Robert H. Pasternack, Ph.D., age 62, currently serves as our Senior Vice President of Special Education. Dr. Pasternack served VLCY in the same capacity from August 2006. Dr. Pasternack has over 40 years experience in public education. Before joining VLCY, Dr. Pasternack served as Assistant Secretary for the Office of Special Education and Rehabilitative Services (OSERS) at the U.S. Department of Education from 2001 to 2004. In addition, Dr. Pasternack served on the President’s Commission on Excellence in Special Education and the President’s Mental Health Commission and as the Chair of the Federal Interagency Coordinating Committee during his appointment as the Assistant Secretary. Prior to being appointed to this position, Dr. Pasternack was the State Director of Special Education for the State of New Mexico and also served as a Superintendent and first grade teacher. Dr. Pasternack is a nationally certified school psychologist, a certified educational diagnostician, a certified school administrator, and a certified teacher (K-12).

Andrew S. Morrison. Andrew S. Morrison, age 49, has served as Sr. Vice President of Strategy & Corporate Development of the Company since November 2011. Mr. Morrison brings to Cambium an extensive background in education, business, technology, finance and law. From 2005 to the time he joined the Company, Mr. Morrison was President of Altis Avante Corporation, an innovative technology company with solutions for struggling students in grades 4-12. Previously, Mr. Morrison provided executive and strategic consulting services to leading private equity and education companies, including Houghton Mifflin Company and Educate, Inc. (Sylvan Learning). Mr. Morrison also served as CEO of Smarterville Inc., an education company focused on the school and consumer markets, and was previously CEO of Cognitive Concepts, Inc., an education technology company providing state-of-the-art literacy programs to struggling and at-risk students. Mr. Morrison has also worked as an attorney and an investment banker in the areas of corporate M&A and restructuring.

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

This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2011.

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

In 2011, we derived significant revenues from the following three states in the following approximate percentages: California — 10%; Florida — 8%; and Texas — 8%. To some extent, we expect the economic situation faced by these states to continue to have a depressive effect on public school spending. If that is the case, our sales to these states could be materially reduced which could harm our business and financial condition.

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

Our success depends in part on our ability to attract and retain highly qualified executives and management, as well as creative and technical personnel. Members of our senior management team have substantial industry experience that is critical to the execution of our business plan. If they or other key employees were to leave our company, and we were unable to find qualified and affordable replacements for these individuals, our business could be harmed materially.

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

We store and distribute the majority of our printed materials through a single warehouse in Frederick, Colorado. On February 22, 2012, we announced that we would be transitioning our inventory and fulfillment operations to Ozburn Hessey Logistics (“OHL”) with a planned location in the St. Louis, Missouri area. In the event that these distribution facilities were damaged, destroyed or experienced technological failure, we would be delayed in responding to customer requests. Additionally, business disruptions within OHL that are out of our control could delay our ability to deliver printed materials to our customers in a timely manner. Customers often purchase materials very close to the school year and such delivery delays could cause our customers to turn to competitors for products they need immediately. While we maintain adequate property insurance, the loss of customers could have a long-term, detrimental impact on our reputation and business.

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

In addition, Delaware corporate law makes it difficult for stockholders that recently have acquired a large interest in a corporation to cause the merger or acquisition of the corporation against the directors’ wishes. Under Section 203 of the Delaware General Corporate Law (the “DGCL”), a Delaware corporation such as our company may not engage in any merger or other business combination with an interested stockholder or such stockholder’s affiliates or associates for a period of three years following the date that such stockholder became an interested stockholder, except in limited circumstances, including by approval of the corporation’s board of directors.

We have a significant amount of senior secured debt and will have the obligation to make interest payments and comply with restrictions contained in the credit agreements with our senior secured lenders.

In February 2011, we closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017, as well as a new revolving credit facility (sometimes referred to in this report as the “ABL Facility”). We are subject to risks associated with substantial indebtedness, including the risk that we will not be able to refinance existing indebtedness when it becomes due, the risk that we would not be able to secure alternative financing if we are unable to comply with the debt covenants or if we were to experience an event of default, and the risk that our cash flows from operations are insufficient to make scheduled interest payments. We are required to make interest payments semi-annually in arrears on each February 15 and August 15, commencing on August 15, 2011. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of our debt. However, we may not be able to obtain any such new or additional financing on favorable terms or at all.

The indenture governing the notes and the credit agreement governing the revolving credit facility contain various covenants that limit our ability to, among other things, incur or guarantee additional indebtedness; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; enter into operating leases; engage in transactions with affiliates; and merge or consolidate with other companies or transfer all or substantially all of our or our restricted subsidiaries’ assets.

Further, upon the occurrence of specific types of change of control events, we will be required to offer to repurchase outstanding notes at 101% of their principal amount plus accrued and unpaid interest. The source of funds for any such purchase of the notes will be our available cash or cash generated from our and our subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. Our failure to repurchase the notes upon a change of control would cause a default under the indenture governing the notes and a cross default under our revolving credit facility.

Borrowing capacity under the ABL Facility may affect our ability to finance our operations.

In February 2011, we entered into the ABL Facility, consisting of a four-year $40.0 million revolving credit facility, which includes a $5.0 million subfacility for swing line loans and a $5.0 million subfacility for letters of credit. Our ability to borrow funds under this facility is limited by a borrowing base determined relative to the value, calculated periodically, of eligible accounts receivable and eligible inventory. Our ability to borrow funds under this facility is also conditioned upon our compliance with a financial covenant that generally requires us to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. Our business is seasonal and any inability to borrow funds under the revolving credit facility could affect our ability to finance our operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal corporate office is located in Dallas, Texas. We lease office and warehouse facilities in Dallas, Texas; Charlottesville, Virginia; Tucson, Arizona; Frederick, Colorado; Natick, Massachusetts; Ann Arbor, Michigan and Lincoln, Nebraska. The Frederick, Colorado warehouse is under a build-to-suit lease that is included in our land and building assets but is not considered owned for purposes of the table below.

The following table provides summary information in square feet with respect to these facilities as of December 31, 2011.

September 30,
Total (sq ft)

Owned	—
Leased	343,771

Total	343,771

We believe the buildings and equipment used in our continuing operations generally to be in good condition and adequate for our current needs and that additional space will be available as needed. On February 22, 2012 we announced that we plan to cease distribution operations out of the Frederick, Colorado location and intend to outsource the operations to OHL. Once the transition is complete, the Company intends to attempt to sublease its Frederick, Colorado facility.

Item 3.	Legal Proceedings.

We are not presently engaged in any pending legal proceeding material to our financial condition, results of operations or liquidity.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information: Our common stock is traded on the NASDAQ Global Market under the symbol “ABCD.” Below are the high and low sale prices for each quarter in the years ended December 31, 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,
	2011		2010
Fiscal Quarter	High	Low	High	Low

First	$3.98	$3.10	$4.20	$3.41
Second	3.49	2.85	5.59	3.42
Third	3.44	2.48	3.76	2.77
Fourth	3.66	2.65	3.55	2.67

Record Holders: As of March 8, 2012, there were 134 holders of record of our common stock.

Purchases of Equity Securities: We made no repurchases of our equity securities in the fourth quarter of the fiscal year ended December 31, 2011.

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

Securities authorized for issuance under equity compensation plans at December 31, 2011 are as follows:

	September 30,	September 30,	September 30,
(in thousands, except per share amounts)			Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance
	outstanding options	outstanding options	under equity
Plan Category	and rights	and rights	incentive plan (a)

Equity compensation plans approved by security holders	4,268	$5.10	676

Equity compensation plans not approved by security holders	—	—	—

Total	4,268	$5.10	676

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights,” and issued restricted stock.

Recent Sales of Unregistered Securities: During November 2011, the number of shares of common stock of the Company underlying the warrant issued to VSS-Cambium Holdings III, LLC, the sole stockholder of Cambium immediately prior to the Company’s acquisition of Cambium, as part of the merger consideration payable to such stockholder in connection with the Cambium merger, was increased by 10,055 shares. The increase resulted from cash recoveries during the period in connection with an employee embezzlement matter, in accordance with the terms of the warrant. The warrant is exercisable for shares of common stock at an exercise price of $0.01 per share, and expires on December 8, 2014. The number of shares of common stock issuable under the warrant may be further increased in the future upon the occurrence of certain events described in the warrant. The issuance of these securities to VSS-Cambium Holdings III, LLC was exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

Stock Performance Graph: The following graph compares the total cumulative shareholder return of the Company’s common stock with the total cumulative return of the NASDAQ Composite Index and a customized Peer Group Index. Measurement points include December 9, 2009, the date that our stock began publicly trading, and the last trading day of each fiscal year through December 31, 2011. Total cumulative shareholder return assumes $100 invested on December 9, 2009 in the Company’s common stock, the NASDAQ Composite Index and the Peer Group Index, respectively, and reinvestment of any dividends. Our Peer Group Index is composed of the following companies: Archipelago, K12, Inc., The McGraw-Hill Companies, Pearson PLC, Renaissance Learning, Scholastic, and School Specialty. Historical stock price performance should not be relied upon as an indication of future stock performance.

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

The summary selected historical consolidated financial data for each of the periods presented have been derived from our audited consolidated financial statements.

On December 8, 2009, we completed the mergers of VLCY and Cambium into two of our wholly-owned subsidiaries, resulting in VLCY and Cambium becoming our wholly-owned subsidiaries. The transaction was accounted for as an “acquisition” of VLCY by Cambium, as that term is used under GAAP, for accounting and financial reporting purposes under the applicable accounting guidance for business combinations. As a result, the historical financial statements of Cambium have become the historical financial statements of the Company and the results of VLCY are included from the merger date.

(in thousands, except per share data)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Successor Period from January 29, 2007 (Inception) through December 31, 2007(1)	Predecessor Period from January 1, 2007 through April 11, 2007

Statement of Operations Data:
Product revenues	$151,846	$160,778	$90,385	$89,207	$71,266	$15,238
Service revenues	20,412	20,482	10,663	10,524	9,581	3,176

Net revenues	172,258	181,260	101,048	99,731	80,847	18,414

Total operating expenses, excluding in-process research and development, impairment, and embezzlement	(169,583)	(181,528)	(115,108)	(104,648)	(81,305)	(32,179)
Acquired in-process research and development	—	—	—	—	(890)	—
Goodwill impairment(3)	(37,618)	—	(9,105)	(75,966)	—	—
Embezzlement and related recoveries (expense)(2)	3,096	353	(129)	(7,254)	(5,732)	(1,000)
Income (loss) before interest, other income (expense), and income taxes	(31,847)	85	(23,294)	(88,137)	(7,080)	(14,765)
Gain from settlement with previous stockholders(4)	—	—	—	30,202	—	—
Net loss	(49,441)	(15,950)	(35,765)	(69,560)	(13,931)	(11,812)

Net loss per common share—basic and diluted	$(1.07)	$(0.36)	$(1.63)	$(3.39)	$(0.68)	$(4.34)

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of:
(in thousands)	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007

Balance Sheet Data:
Cash and cash equivalents	$63,191	$11,831	$13,345	$2,418	$1,206
Total current assets	109,921	76,177	74,316	31,617	26,601
Total assets	369,680	383,062	393,841	270,477	369,138
Total current liabilities	64,037	66,774	58,366	16,360	16,849
Total long term debt, less current portion	174,165	150,850	150,487	153,787	176,402
Total liabilities	279,610	259,050	254,069	202,273	239,058
Total members’ interest and stockholders’ equity	90,070	124,012	139,772	68,204	130,080

Footnotes to the Selected Financial Data:

1)	On January 29, 2007, VSS-Cambium Holdings, LLC was formed for the purpose of acquiring all of the capital stock of Cambium Learning. That acquisition was completed on April 12, 2007. The consolidated financial statements present the Company as of December 31, 2007 (Successor basis reflecting activity of the Company from January 29, 2007 and including the results of Cambium Learning from April 12, 2007) and the period January 1, 2007 through April 11, 2007 (Predecessor basis for the period prior to Company’s acquiring Cambium Learning).

2)	We discovered in 2008 that a former employee had perpetrated a significant misappropriation of assets during a period beginning in 2004 and extending through April 2008.

3)	Reflects the non-cash effect of the goodwill impairment charges during 2011, 2009 and 2008 resulting from a reduction in the fair value of assets.

4)	For fiscal 2008, we received a settlement from our previous stockholders relating to the embezzlement we suffered.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2011.

Organization of Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the following sections:

•	Overview

•	Results of Operations

•	Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

•	Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

•	Liquidity and Capital Resources

•	Non-GAAP Measures

•	Capital Expenditures and Outlook

•	Commitments and Contractual Obligations

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recently Issued Financial Accounting Standards

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

Under the terms of the merger agreement, each outstanding share of VLCY’s common stock was converted in the Voyager Merger into the right to receive at the election of each stockholder, either (i) $6.50 in cash, without interest, or (ii) one share of our common stock, plus, regardless of the election made, additional consideration consisting of cash and a contingent value right, as described in the merger agreement. The amount of cash available to satisfy cash elections by the VLCY stockholders was limited to $67.5 million in the aggregate. The cash consideration payable to the former VLCY stockholders was insufficient to accommodate all of the cash elections that were made. Accordingly, the amount of cash paid to the former VLCY stockholders who elected to exchange shares of VLCY common stock for cash was reduced, pro rata, in accordance with agreed procedures set forth in the merger agreement. Pursuant to these procedures, we paid $67.5 million in cash to the former holders of VLCY’s common stock and issued to those stockholders a total of 19.5 million shares of common stock. The cash consideration paid to the former VLCY stockholders consisted of $25 million contributed by VSS-Cambium Holdings III, LLC and $42.5 million contributed by VLCY. In exchange for its contribution of $25 million, VSS-Cambium Holdings III, LLC received 3.8 million shares of our common stock issued at the ascribed value of $6.50 per share. The shares of Cambium’s common stock held by VSS-Cambium Holdings III, LLC, its sole stockholder, were converted in the Cambium Merger into the right to receive 20.5 million shares of the our common stock. In addition, as part of the merger consideration, VSS-Cambium Holdings III, LLC received a warrant to purchase a number of shares of our common stock determined by a formula set forth in the merger agreement, which is currently equal to 0.6 million shares. In connection with the consummation of this transaction, we entered into a stockholders agreement pursuant to which we granted VSS-Cambium Holdings III, LLC and funds managed and controlled by VSS the right to purchase up to 7.5 million shares of our common stock as provided for in the stockholders agreement as well as certain preemptive rights set forth therein. In August 2011, VSS-Cambium Holdings III, LLC, exercised its subscription rights in full to purchase 7,246,376 shares of our common stock, at a purchase price of $2.76 per share, or an aggregate purchase price of $20.0 million.

The merger transaction was accounted for as an “acquisition” of VLCY by Cambium, as that term is used under GAAP, for accounting and financial reporting purposes under the applicable accounting guidance for business combinations. In making this determination, management considered that (a) the newly developed entity did not have any significant pre-combination activity and, therefore, did not qualify to be the accounting acquirer, and (b) the former sole stockholder of Cambium is the majority holder of the combined entity, while the prior owners of VLCY became minority holders in the combined entity. As a result, the historical financial statements of Cambium have become the historical financial statements of the Company. The results of VLCY are included in the Company’s operations beginning with the December 8, 2009 merger date; therefore, the 2009 financials include VLCY for the last 23 days of that year and the results of the Company for the full year.

Prior to the merger transaction completed on December 8, 2009, we had two reportable segments: Published Products and Learning Technologies. Subsequent to the merger transaction, we operate as three reportable segments with separate management teams and infrastructures that offer various products and services, as follows:

•	Voyager, our comprehensive intervention business;

•	Sopris Learning, our supplemental solutions education business; and

•	Cambium Learning Technologies (“CLT”), our technology-based education product business.

Unallocated shared services, such as accounting, legal, human resources and corporate-related items, are recorded in a “Shared Services” category. Depreciation and amortization expense, interest income and expense, other income and expense, goodwill impairments, and taxes are included in this Shared Services category.

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

Results of Operations

Highlights

Fiscal Year 2010

In fiscal year 2010, our Voyager and Sopris Learning segments experienced order volume declines compared to the 2009 results of Cambium and VLCY on a combined basis. These declines were partially offset by order volume growth in our CLT segment. Order volume is an internal metric of shipments of products and orders for online subscriptions or services and it serves as a leading indicator of net revenues.

The primary driver of 2010 order volume decline was the adverse conditions in the funding environment. These adverse conditions included the elimination of Reading First funding in 2009 and the depressed state of the state and local budgets that many school districts rely upon. Our customers and potential customers found it more challenging to secure adequate funding sources in the midst of these market conditions. The American Reinvestment and Recovery Act (ARRA), which was passed in February 2009 and provided new federal funding for various education initiatives, helped offset some of the funding pressure. In 2010, we experienced success in securing orders that we believe were directly funded by ARRA, including several large multi-year deals. However, these orders were not enough to offset the overall decline.

Our CLT segment performed well in 2010, as the market for online subscription-based products such as those offered by our Learning A-Z and ExploreLearning product lines remained strong, was less impacted by funding pressures and this segment benefited from strong selling and marketing execution.

We focused on our cost structure in 2010, particularly on completing the integration related to our late 2009 merger with VLCY, and were successful in achieving significant cost savings and synergies through several initiatives including a reduction in force. Key areas of investment in 2010 included improved student data management systems, a separate dedicated sales force for Sopris Learning, development of an e-commerce platform and continued investment in product development, sales and marketing for CLT.

Fiscal Year 2011

In fiscal year 2011, we experienced overall order volume declines driven by our Voyager segment, partially offset by order volume growth in both the Sopris Learning and CLT segments. The adverse education funding environment impacted the Voyager business unit to a greater degree than the Company’s other units. The Company believes that results were also adversely impacted by certain internal factors, such as decreased focus on the customer experience, an over-reliance on the field sales force versus utilizing multiple channels of sales and marketing, and delays in strategic decision making.

The Voyager segment experienced growth in the first half of 2011, which we believe was at least partially attributable to some positive impact, both directly and indirectly, from ARRA funding and also due to growth in our service offerings. However, the educational funding environment remained challenging and order volumes gained in the first half of the year were lost during the third quarter. Order volumes declined even further in the fourth quarter as most of the ARRA funding expired in September 2011 and several large multi-year transactions completed in the fourth quarter of 2010 could not be replicated in 2011. As part of our strategy to grow through acquisitions, in October 2011 we completed the acquisition of Class.com. Class.com provides high-quality, research proven, online instruction, supplemental education, and intervention programs online and through its fully accredited high school, LNA. While the acquisition was completed too late in the fiscal year to be accretive in 2011, we expect growth from the Class.com programs in 2012.

Our CLT segment had another year of order volume growth, as the market acceptance for technology-based solutions has been robust and appears less impacted by funding issues. CLT growth was also fueled by investments made in prior years for product development, sales and marketing. Within the CLT segment we continued to experience significant growth in our two online offerings, ExploreLearning and Learning A-Z. This growth was partially offset by declines in the Kurzweil and IntelliTools product lines.

Our Sopris Learning segment also experienced year over year order volume growth, benefitting primarily from investments made in 2010 to develop a separate dedicated sales force, new and refreshed products and an e-commerce platform.

Expenses in 2011 benefitted from our 2010 cost-savings initiatives. We continued to pursue cost-savings and productivity initiatives in 2011, although not to the same extent as in 2010, and we redeployed these savings into growth investments. Investments in 2011 were focused on our digital assets, including our student data management system, our online subscription products, new online adaptive solutions, and online intervention programs for math and literacy that will be released in 2012.

We recorded goodwill impairment charges in 2011 of $19.2 million related to our Voyager segment and $18.4 million related to a reporting unit in our CLT segment that includes our Kurzweil Educational Systems and IntelliTools product lines. The goodwill impairment charges were primarily the result of the 2011 declines in order volumes and the expected near term impact of continued funding pressures on these two reporting units.

Outlook for Fiscal Year 2012

While we believe the long term trends for education funding are positive, we anticipate an overall funding situation in 2012 similar to the conditions in 2011. Based on the most recently submitted federal budgets, federal funding for Title 1 and IDEA were proposed at substantially the same level as 2011. However, it is likely that the expiration of ARRA funding in September 2011 will have some downward pressure on the overall funding available for schools, at least in the first half of 2012 when compared to the same period in 2011. Race to the Top, President Obama’s signature school reform program, has requested $850 million under the budget proposal. A large portion of that sum would go to early learning and focus on helping states and local districts support reforms and innovations to close achievement gaps and increase student achievement. At the state and local funding level we expect challenges similar to 2011 as states continue to face fiscal challenges and constraints. However, trends emerging from state governors’ reports indicate fewer and more modest anticipated declines in K-12 education funding versus cuts in 2010 and 2011.

While the funding environment continues to pose challenges, we are optimistic that the efficacy of our solutions, the need for our products in the education market, and our product diversification will strengthen our ability to sustain market share in a troubled market and, further, capture market share as the market recovers. Management expects to pursue the following activities in 2012 to encourage future revenue growth:

•

All segments will continue aggressive investments in technology enabled solutions. We expect the technology solutions to focus especially on student-directed learning as well as mastery-based or competency-based solutions.

•	We intend to increase investments in sales and marketing focused on our technology based solutions.

•	We plan to continue investments started in late 2011 in sales optimization via the application of a new Customer Relationship Management (CRM) system.

•	Sopris Learning will continue to partner with leading authors to develop new products and to digitize some of our current print based offerings.

•

Voyager will change the pricing structure of certain of its core intervention offerings, providing greater price point flexibility to school districts and in some cases lowering the per student cost of implementing these solutions. We are anticipating that the impact of such price reductions will be offset by higher student order volumes for the affected solutions.

•

Voyager will continue to provide high-quality services. Voyager’s support services reinforce our commitment to partner with school districts to drive efficacy of our intervention solutions and the Voyager Education Services group is the go-to source for school-wide improvement services. We believe our focus on student outcomes through a blended model of print, technology and professional services, with an overall partnership approach with the customer to implement our solutions in the manner that the program was designed, results in higher student success rates. Such success, if achieved, will assist in customer retention and growth through reference sales.

•	Voyager’s Class.com offering and its fully accredited high school LNA is expected to provide growth and serve as a key supplemental education partner with public schools.

•

Voyager selling activities will be diversified to encompass multiple channels to market with less overall dependence on the field sales force. Such diversification includes increased ecommerce and inside sales resources.

•	Additional investments in online and e-marketing will increase the productivity of our sales, marketing and advertising efforts across all business segments.

•	We will continue our strategy to achieve growth through acquisitions, and in particular we will target technology-centric, adaptive, student-directed offerings.

•	We will embark on a series of new cost reductions and efficiency improvement activities in order to improve our earnings and to provide funding for many of the investment initiatives listed above.

In late 2011, we launched a reengineering and restructuring initiative to align our organizational and cost structure to our strategic goals. The financial goal of these actions is to provide savings to both improve earnings and to fund re-investment in growth areas of the business. Severance costs of $1.2 million were incurred in the fourth quarter of 2011 and the majority of the remaining costs are expected to be incurred in 2012. Reengineering and restructuring activities will be assessed and enacted throughout 2012 and are expected to include:

•	Obtaining new leadership and employee skill sets that support the transformation of our business to focus more heavily on technology solutions and services and other strategic objectives;

•

Outsourcing our warehouse operations to a third party logistics provider, which will allow us to take advantage of a lower and more variable cost structure for our print based products, as well as locate operations closer to the geographic center of our nationwide customer base;

•	Rationalizing our facilities space by consolidating facilities and subleasing or not renewing leases for entire or partial facilities where feasible;

•	Assessing and implementing projects to improve cost efficiencies and enhance the customer experience throughout the order to cash and service delivery processes; and

•	Other reductions as needed to improve our cost structure.

In February 2012, we announced a plan to outsource our warehouse operations to a third party logistics provider, OHL, and to cease use of a leased facility in Frederick, Colorado that includes our warehouse and other office space. Warehouse operations in Frederick are expected to be transferred to OHL and the facility be made available for sublease in the quarter ending June 30, 2012. We expect to incur approximately $4.6 million to $5.6 million in total expenses related to these exit activities. Of this amount, between $3.9 million and $4.7 million will be non-cash impairment charges for the facility and warehouse related assets. We also expect to incur between $0.7 million and $0.9 million in cash expenses associated with transferring inventory to OHL, preparing the facility for sublease, and one-time employee termination benefits. Additionally, we expect to incur approximately $0.1 million in capitalizable expenses associated with integrating our systems with OHL’s. These charges will predominantly be recorded in the quarters ending March 31, 2012 and June 30, 2012.

Aside from the outsourcing of warehouse operations and the $1.2 million of severance incurred in 2011, other one-time costs for reengineering and restructuring activities are expected to range between $1.5 and $2.0 million. Approximately $0.5 million to $0.7 million of these charges are related to rationalizing facilities space, including both cash and non-cash items. In addition to the costs expected to be recorded in our statements of operations, we expect to spend approximately $0.3 million to $0.4 million on capital expenditures that support these other reengineering and restructuring efforts.

The total expense for all reengineering and restructuring initiatives from the fourth quarter of 2011 through the end of 2012 is expected to be between $7.5 and $8.5 million, including both cash and non-cash items, and capital expenditures are expected to be between $0.4 and $0.5 million. The targeted annual cash savings from all reengineering and restructuring activities is expected to range from $6.0 to $8.0 million annually by 2013.

The above estimates of future reengineering and restructuring charges and cash expenditures represent our expectations or beliefs concerning various future events. These expectations involve a number of risks and uncertainties that could cause actual results to differ materially from current estimates. The ultimate results of the reengineering and restructuring activities depend on a number of factors, including potential changes to the time and cost required for us to sublease facility space, the ultimate sublease rentals we receive for our facility space, the time and cost necessary to transfer inventory and begin logistics, transportation, and warehousing services through OHL, and whether, when and how successfully we enact other actions that could favorably impact our cost structure.

The following tables set forth information on results and percentages for the years ended December 31, 2011, 2010 and 2009 regarding Cambium’s net revenues, costs and expenses, and other components of our statements of operations. Due to purchase accounting adjustments, some amounts may not be comparable between each period presented.

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Net revenues:
Product revenues
Voyager	$78,705	45.7%	$100,412	55.4%	$44,329	43.9%
Sopris Learning	24,148	14.0%	22,249	12.3%	23,431	23.2%
Cambium Learning Technologies	48,993	28.4%	38,117	21.0%	22,625	22.4%
Service revenues
Voyager	17,078	9.9%	17,527	9.7%	8,594	8.5%
Sopris Learning	2,836	1.6%	2,487	1.4%	1,754	1.7%
Cambium Learning Technologies	498	0.3%	468	0.3%	315	0.3%

Total net revenues	172,258	100.0%	181,260	100.0%	101,048	100.0%

Cost of revenues:
Cost of product revenues
Voyager	23,502	13.6%	29,340	16.2%	10,678	10.6%
Sopris Learning	6,377	3.7%	6,514	3.6%	6,350	6.3%
Cambium Learning Technologies	4,121	2.4%	4,334	2.4%	2,537	2.5%
Shared Services	2	0.0%	1,395	0.8%	26	0.0%
Cost of service revenues
Voyager	16,588	9.6%	16,455	9.1%	5,992	5.9%
Sopris Learning	1,784	1.0%	1,225	0.7%	1,093	1.1%
Cambium Learning Technologies	791	0.5%	628	0.3%	172	0.2%
Amortization expense	27,799	16.1%	28,511	15.7%	17,527	17.3%

Total cost of revenues	80,964	47.0%	88,402	48.8%	44,375	43.9%

Research and development expense	9,933	5.8%	10,558	5.8%	5,611	5.6%
Sales and marketing expense	45,747	26.6%	45,987	25.4%	23,368	23.1%
General and administrative expense	23,456	13.6%	23,857	13.2%	30,519	30.2%
Shipping costs	2,259	1.3%	3,570	2.0%	1,512	1.5%
Depreciation and amortization expense	7,224	4.2%	9,154	5.1%	9,723	9.6%
Goodwill impairment charge	37,618	21.8%	—	0.0%	9,105	9.0%
Embezzlement and related expense (recoveries)	(3,096)	(1.8)%	(353)	(0.2)%	129	0.1%

Income (loss) before interest, other income (expense) and income taxes	(31,847)	(18.5)%	85	0.0%	(23,294)	(23.1)%

Net interest expense	(18,431)	(10.7)%	(17,292)	(9.5)%	(19,477)	(19.3)%
Other income (expense), net	848	0.5%	674	0.4%	(698)	(0.7)%
Income tax benefit (expense)	(11)	(0.0)%	583	0.3%	7,704	7.6%

Net loss	$(49,441)	(28.7)%	$(15,950)	(8.8)%	$(35,765)	(35.4)%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net revenues

Net revenues for the year ended December 31, 2011 decreased $9.0 million, or 5%, to $172.3 million from $181.3 million in the same period for 2010. This decrease in net revenue was primarily driven by a decline in order volume in our Voyager business unit. Net revenues subsequent to the acquisition of VLCY include the impact of a purchase accounting adjustment to reduce deferred revenue balances to fair value at the time of the VCLY acquisition. These adjustments reduced the amount of deferred revenue recognized by approximately $1.0 million in 2011 and $12.9 million in 2010.

Voyager. The Voyager segment’s net revenues in 2011 decreased $22.1 million, or 18.8%, to $95.8 million from net revenues of $117.9 million in 2010. This decrease in net revenue was primarily driven by a decline in product order volume. Product revenues decreased $21.7 million, or 21.6%, to $78.7 million from net revenues of $100.4 million in 2010. Service revenues decreased $0.4 million, or 2.6%, to $17.1 million from net revenues of $17.5 million in 2010. Although order volumes were higher in 2011 for services, revenues are recognized as the services are performed and the timing of the revenue recognition resulted in a year over year decrease. Net revenues subsequent to the acquisition of VLCY include the impact of a purchase accounting adjustment to reduce deferred revenue balances to fair value at the time of the VCLY acquisition. These adjustments reduced the amount of deferred revenue recognized by approximately $0.4 million in 2011 and $4.7 million in 2010.

Sopris Learning. The Sopris Learning segment’s net revenues in 2011 increased $2.3 million, or 9.1%, to $27.0 million from net revenues of $24.7 million in 2010. This increase in net revenue was primarily attributable to order volume growth, as Sopris Learning benefitted from investments made in 2010 to develop a separate dedicated sales force and the development of an ecommerce engine. Product revenues increased $1.9 million, or 8.5%, to $24.1 million from net revenues of $22.2 million in 2010. Service revenues increased $0.3 million, or 14.0%, to $2.8 million from net revenues of $2.5 million in 2010.

Cambium Learning Technologies. The CLT segment’s net revenues in 2011 increased $10.9 million, or 28.3%, to $49.5 million from net revenues of $38.6 million in 2010. Net revenues subsequent to the acquisition of VLCY include the impact of a purchase accounting adjustment to reduce deferred revenue balances to fair value at the time of the VLCY acquisition. These adjustments reduced the amount of deferred revenue recognized by approximately $0.6 million in 2011 and $8.2 million in 2010. CLT has consistently experienced year on year order volume growth that is translating to growth in net revenues, although the impact of 2011 order volume is not fully reflected in net revenues as a large portion of these sales are recognized over a subscription period.

Cost of revenues

Cost of product revenues include expenses to print, purchase, handle and warehouse product, as well as order processing and royalty costs. Cost of service revenues include costs to provide services and support to customers. Total cost of revenues, excluding amortization, for the year ended December 31, 2011 decreased $6.7 million, or 11.2%, to $53.2 million from $59.9 million in 2010. This decline in cost of revenues was primarily due to a decline in order volume in our Voyager business unit. Additionally, 2010 cost of revenues for Shared Services includes $1.4 million of costs directly associated with the integration of the Company and VLCY, which did not reoccur in 2011. Partially offsetting these year over year decreases, purchase accounting adjustments to reduce deferred cost balances to fair value at the time of the VLCY acquisition in late 2009 reduced the amount of deferred costs that would have otherwise been recognized in 2010 by approximately $1.2 million.

Voyager. The Voyager segment’s cost of revenues in 2011 decreased $5.7 million, or 12.5%, to $40.1 million from $45.8 million in 2010. Cost of product revenues decreased $5.8 million, or 19.9%, to $23.5 million from $29.3 million in 2010. Cost of service revenues for the year ended December 31, 2011 increased $0.1 million, or 0.8%, to $16.6 million from $16.5 million in 2010.

Sopris Learning. The Sopris Learning segment’s cost of revenues in 2011 increased $0.5 million, or 5.5%, to $8.2 million from $7.7 million in 2010. Cost of product revenues decreased $0.1 million, or 2.1%, to $6.4 million from cost of product revenues of $6.5 million in 2010. Cost of service revenues increased $0.6 million, or 45.6%, to $1.8 million from cost of service revenues of $1.2 million in 2010.

Cambium Learning Technologies. The CLT segment’s cost of revenues in 2011 decreased $0.1 million, or 1.0%, to $4.9 million from cost of revenues of $5.0 million in 2010. Cost of product revenues decreased $0.2 million, or 4.9%, to $4.1 million from cost of product revenues of $4.3 million in 2010. Cost of service revenues increased $0.2 million, or 26.0%, to $0.8 million from cost of service revenues of $0.6 million in 2010.

Amortization expense

Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for 2011decreased $0.7 million, or 2.5%, to $27.8 million from $28.5 million in 2010 due to our use of accelerated amortization methodologies for the majority of our intangible assets.

Research and development expenses

Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expenses for year ended December 31, 2011 decreased $0.7 million, or 5.9%, to $9.9 million from $10.6 million in the same period of 2010. During 2011 we increased our investments in our digital product lines and adaptive solutions, online individualized intervention curriculum, and student data management system. As a larger percentage of the costs associated with these products are capitalizable as product development costs, net research and development expense declined from 2010.

Sales and marketing expense

Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commission paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expenses for the year ended December 31, 2011 decreased $0.3 million, or 0.5%, to $45.7 million from $46.0 million in the same period of 2010. This decline was primarily due to cost reductions as a result of 2011 productivity initiatives. Additionally, 2010 sales and marketing expense included the impact of a purchase accounting adjustment to write down deferred costs to zero at the time of the VCLY acquisition. These adjustments reduced the amount of expense recognized in 2010 by approximately $1.0 million. 2011 sales and marketing expense also included $0.3 million of severance costs while 2010 expenses included $0.3 million of non-recurring integration costs.

General and administrative expense

General and administrative expenses for the year ended December 31, 2011 decreased $0.4 million, or 1.7%, to $23.5 million from $23.9 million in the same period of 2010. The decline includes the impact of cost reductions as a result of 2011 productivity initiatives. Additionally, 2011 general and administrative expense includes severance costs of $0.9 million, legacy VLCY corporate costs of $1.1 million, stock based compensation of $1.0 million and a loss of $1.3 million to reflect an increase in the estimated fair value of the contingent value rights (“CVR”) liability issued in connection with the merger. 2010 general and administrative expense includes non-recurring integration costs of $3.8 million, legacy VLCY corporate costs of $1.0 million, stock based compensation of $0.8 million and a gain of $1.1 million to reflect a decline in the estimated fair value of the CVR liability.

Shipping costs

Shipping costs for the year ended December 31, 2011 decreased $1.3 million, or 36.7%, to $2.3 million from $3.6 million in 2010. The decline in shipping costs was primarily related to a reduction in order volume and ongoing cost containment efforts.

Depreciation and amortization expense

Depreciation and amortization expense for the year ended December 31, 2011 decreased $2.0 million, or 21.1%, to $7.2 million from $9.2 million in the same period of 2010. This decrease is primarily due to our use of accelerated amortization methodologies for the majority of our assets.

Goodwill impairment

We review the carrying value of goodwill for impairment at least annually and whenever certain triggering events occur. As a result of our annual impairment review for the year ended December 31, 2011, the goodwill balances for both the Voyager segment reporting unit and a reporting unit comprising the Kurzweil and IntelliTools product lines from the CLT segment were determined to be partially impaired, and impairment charges of $19.2 million and $18.4 million were recorded, respectively. The goodwill impairment charges were primarily the result of declines in order volumes in 2011 and the expected near term impact of continued funding pressures on these two reporting units. Although we believe that key federal and state funding programs will continue to encourage school districts to address the needs of at-risk and special education students, we expect that governmental spending austerity and the challenging funding environment will continue in the short term.

See “Critical Accounting Policies and Estimates” below and the Notes to the Consolidated Financial Statements for further information on our annual goodwill impairment review.

Embezzlement and related expenses

In 2008, we discovered certain irregularities relating to the control and use of cash and certain other general ledger items which revealed a misappropriation of assets over more than a three-year period beginning in 2004 and continuing through April 2008. These irregularities were perpetrated by a former Cambium Learning employee, resulting in substantial embezzlement losses and related expenses. Embezzlement and related expenses (recoveries) for the year ended December 31, 2011 were $(3.1) million compared to $(0.4) million in the same period of 2010. The net recoveries in 2011 consisted of title to two properties with an appraised fair value at December 31, 2011 of $2.7 million, cash recoveries and recoveries receivable that we obtained in the first quarter of 2012 of $1.4 million, warrant expense of $0.8 million, and ongoing recovery expenses of $0.2 million.

Net interest expense

Net interest expense for the year ended December 31, 2011 increased $1.1 million, or 6.6%, to $18.4 million from $17.3 million in the same period of 2010. On February 17, 2011, we closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into a new asset-based revolving credit facility with potential for up to $40 million in borrowing capacity.

Income taxes

In 2011, we recorded income tax expense of $11 thousand. Pre-tax losses at statutory tax rates provided a federal tax benefit of approximately $17.3 million. The impairment charge to non-deductible goodwill did not result in a tax benefit which is $13.2 million less than the amount expected based on the federal statutory tax rate. We continue to maintain a valuation allowance against our deferred tax assets, which eliminated the deferred tax benefit generated.

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

Sopris Learning. The Sopris Learning segment’s net revenues in 2010 decreased $0.5 million, or 1.8%, to $24.7 million from net revenues of $25.2 million in 2009. Product revenues decreased $1.2 million, or 5.0%, to $22.2 million from net revenues of $23.4 million in 2009. Service revenues increased $0.7 million, or 41.8%, to $2.5 million from net revenues of $1.8 million in 2009. The decline in supplementary program sales was mainly due to a contract for the use of our assessment product under a licensing agreement, under which we recognized net revenues of $1.0 million in 2010 versus $1.7 million in 2009.

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

Cost of revenues

Cost of product revenues include expenses to print, purchase, handle and warehouse product, as well as order processing and royalty costs. Cost of service revenues include costs to provide services and support to customers. Total cost of revenues, excluding amortization, for the year ended December 31, 2010 increased $33.1 million, or 123.1%, to $59.9 million from $26.8 million in 2009 primarily due to the VLCY acquisition. VLCY’s historical 2009 pre-merger cost of revenues of $30.8 million are not included in the Company’s prior year results. Cost of revenues in 2010 benefited from efficiency gains from cost-cutting measures. Additionally, cost of revenues subsequent to the acquisition of VLCY include the impact of a purchase accounting adjustment to reduce deferred cost balances to fair value at the time of the VCLY acquisition. These adjustments reduced the amount of deferred costs recognized by approximately $1.2 million in 2010 and $0.1 million in 2009.

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

Sopris Learning. The Sopris Learning segment’s cost of revenues in 2010 increased $0.3 million, or 4.0%, to $7.7 million from $7.4 million in 2009. Cost of product revenues increased $0.1 million, or 2.6%, to $6.5 million from cost of product revenues of $6.4 million in 2009. Cost of service revenues increased $0.1 million, or 12.1%, to $1.2 million from cost of service revenues of $1.1 million in 2009.

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

Long-term debt

On February 17, 2011, the Company closed the offering of the Notes and entered into a new asset-based revolving credit facility with potential for up to $40 million in borrowing capacity. The Company used a portion of the net proceeds from the offering to repay in full outstanding indebtedness under the Company’s senior facility and senior unsecured notes that existed as of yearend 2010 and to pay related fees and expenses. Total fees incurred in connection with the closing of the Notes and revolving credit facility totaled $9.1 million, including $1.75 million paid to an affiliate of Veronis Suhler Stevenson (“VSS”) pursuant to the consulting fee agreement between the Company and VSS. Deferred financing costs are capitalized in Other assets in the consolidated balance sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at December 31, 2011 were $7.7 million.

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

As of December 31, 2011, the balances of accounts receivable and inventory collateralizing the ABL Facility were $13.5 million and $21.6 million, respectively. As of December 31, 2011, the Company had a borrowing base under the ABL Loan Agreement of up to $18.0 million.

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

The ABL Facility contains a financial covenant that generally requires the ABL Credit Parties to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. The ABL Credit Parties will be required to pay, quarterly in arrears, an unused line fee equal to the product of (x) either 0.375% or 0.50% (depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) and (y) the average daily unused amount of the revolver. As of December 31, 2011, we were in compliance with this covenant.

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

	September 30,	September 30,	September 30,
(in thousands)	2011	2010	2009

Operating activities	$43,640	$21,259	$1,934
Investing activities	(20,465)	(14,441)	(13,092)
Financing activities	28,185	(8,332)	22,085

Operating activities. Cash provided by operating activities was $43.6 million, $21.3 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in operating cash flows from 2010 is primarily related to the collection of significant prior year accounts receivable balances. Additionally, 2010 cash flows from operations were partially offset by a payment of $5.2 million for a tax indemnification obligation to the state of Michigan and approximately $4.2 million in non-recurring integration costs. In 2009, cash flows from normal operations were partially offset by $11.6 million of transaction costs related to the merger transaction.

Investing activities. Cash used in investing activities was $20.5 million, $14.4 million and $13.1 million for the years ended December 31, 2011, 2010, and 2009, respectively. Expenditures related to property, equipment, software and pre-publications costs were $14.1 million, $13.3 million and $3.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in expenditures for 2011 is consistent with the Company’s plan to increase investments in ongoing and new product development to generate future sales growth. The increase in expenditures for 2010 was attributable to the merger with VLCY in late 2009. Other investing cash flows include the 2011 acquisition of Class.com for $4.4 million (net of cash acquired), the 2011 CVR payment of $2.0 million, the 2010 CVR payment of $1.1 million and the cash payments made in 2009 for the VLCY acquisition of $9.7 million (net of cash acquired).

Financing activities. Cash provided by (used in) financing activities was $28.2 million, $(8.3) million and $22.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Net proceeds received in 2011from the issuance of the 9.75% senior secured notes was $174.0 million offset by repayment of $152.1 million of existing notes and payments of $8.0 million related to the debt financing costs. Additionally, we made share repurchases at a cost of $4.9 million, received proceeds of $20.0 million for the issuance of common stock for the exercise of subscription rights and made capital lease payments of $0.8 million. Net principal payments for debt, revolving credit facilities and capital leases were $7.2 million and $5.9 million for the years ended December 31, 2010 and 2009, respectively. Other significant cash flows included the 2010 debt financing cost payments of $1.1 million, the 2009 capital contributed by Cambium’s stockholder related to the VLCY acquisition of $25.0 million and the 2009 capital contribution of $3.0 million by Cambium’s stockholder to fund the cure of non-compliance with a senior secured credit agreement financial covenant.

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

Below is a reconciliation between net loss and Adjusted EBITDA for the years ended December 31, 2011 and 2010.

Reconciliation Between Net Revenues to Adjusted Net Revenues and Between Net Loss and Adjusted EBITDA for the Years Ended December 31, 2011 and 2010

	September 30,	September 30,
	2011	2010
Total net revenues	$172,258	$181,260
Non-recurring and non-operational costs included in net revenues but excluded from adjusted net revenues: Adjustments related to purchase accounting (f)	1,039	12,937

Adjusted net revenues	$173,297	$194,197

Net loss	$(49,441)	$(15,950)
Reconciling items between net loss and EBITDA:
Depreciation and amortization	35,023	37,665
Net interest expense	18,431	17,292
Other income	(848)	(674)
Income tax	11	(583)

Income from operations before interest expense, other income, income taxes, and depreciation and amortization (EBITDA)	3,176	37,750

Non-recurring and non-operational costs included in EBITDA but excluded from Adjusted EBITDA:
Re-engineering and restructuring costs (a)	1,189	—
Integration and merger-related costs (b)	—	5,963
Legacy VLCY corporate (c)	1,088	968
Stock-based compensation expense (d)	1,288	1,085
Embezzlement and related expenses (recoveries) (e)	(3,096)	(353)
Adjustments related to purchase accounting (f)	872	10,748
Goodwill impairment (g)	37,618	—
Adjustments to CVR liability (h)	1,308	(1,124)

Adjusted EBITDA	$43,443	$55,037

a)	In late 2011, we launched a reengineering and restructuring initiative to align our organizational and cost structure to our strategic goals. Severance costs of $1.2 million were incurred in the fourth quarter of 2011 related to this effort.

b)	Costs directly associated with the integration of the Company and VLCY, including severance and other costs incurred to achieve synergies and the cost of retention and change in control agreements directly related to the merger. The cost for retention and change in control agreements included was $1.7 million for the year ended December 31, 2010.

c)	Legacy VLCY corporate costs representing corporate costs related to legacy VLCY liabilities such as pension and severance costs for former VLCY employees.

d)	Stock-based compensation expense is related to our outstanding options, restricted stock awards, warrants, and stock appreciation rights (SARs).

e)	During 2008, we discovered certain irregularities relating to the control and use of cash and certain other general ledger items which resulted from a substantial misappropriation of assets over more than a three-year period beginning in 2004 and continuing through April 2008. These irregularities were perpetrated by a former employee, resulting in embezzlement losses, net of recoveries.

f)	Under applicable accounting guidance for business combinations, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value. Net revenues have been reduced by $12.9 million and $1.0 million, respectively, for the years ended December 31, 2010 and December 31, 2011 in the historical financial statements due to the write-down of deferred revenue to its estimated fair value as of the merger date and in the pro forma adjustments to reflect the impact of the write-down assuming the merger occurred on January 1, 2009. The write-down was determined by estimating the cost to fulfill the related future customer obligations plus a normal profit margin. Partially offsetting this impact, cost of revenues and sales and marketing expenses were reduced for other purchase accounting adjustments, primarily a write-down of deferred costs to zero at the acquisition date. During the years ended December 31, 2010 and December 31, 2011, the historical cost of revenues was reduced by $1.2 million and $0.2 million, respectively, and the historical sales and marketing expenses were reduced by $1.0 million and zero, respectively, and the related pro forma adjustments reflect the impact of the write-down assuming the merger occurred on January 1, 2009. The adjustment of deferred revenue and deferred costs to fair value is required only at the purchase accounting date; therefore, its impact on net revenues, cost of revenues, and sales and marketing expense is non-recurring.

g)	For additional information on goodwill impairment charges, see Note 7 to our Consolidated Financial Statements included herein.

h)	Adjustments to the CVR liability as a result of amendments of the merger agreement and the related escrow agreement, the expiration of the statute of limitations on potential tax liabilities and changes in likelihood of collecting potential tax receivables included in the estimate of the fair value of the CVRs.

The deferred revenue balances as reported on a GAAP basis as of December 31, 2009, 2010 and 2011 include purchase accounting adjustments related to the VLCY acquisition. We believe that the combined deferred revenue balances and adjusted deferred revenue balances, which exclude the effect of the purchase accounting adjustment, provide useful information for investors to assess the results of the ongoing business of the combined company.

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

Change in Adjusted Deferred Revenue for the Years Ended December 31, 2010 and 2011

	September 30,	September 30,	September 30,
	As of:
	December 31,	December 31,	December 31,
	2009	2010	2011

Total deferred revenue	$24,181	$37,556	$43,288

Purchase accounting fair value adjustment	14,374	1,437	398

Adjusted deferred revenue	38,555	38,993	43,686

Change in adjusted deferred revenue		$438	$4,693

Acquired deferred revenue		—	441

Change in adjusted deferred revenue,net of acquired deferred revenue		$438	$4,252

Capital Expenditures and Outlook

	September 30,	September 30,	September 30,
(Dollars in millions)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Pre-publication costs	$5.6	$4.8	$2.4

Property, equipment and software	8.5	8.5	1.0

Total expenditures for property, equipment,and pre-publication costs	$14.1	$13.3	$3.4

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

The following table summarizes our significant operational and contractual obligations and commercial commitments at December 31, 2011 showing the future periods in which such obligations are expected to be settled in cash:

	September 30,	September 30,	September 30,	September 30,	September 30,
(in millions)	Total	2012	2013 & 2014	2015 & 2016	After 2016

Senior secured notes as of December 31, 2011	$268.8	$17.1	$34.1	$34.1	$183.5

Build-to-suit lease obligations as of December 31, 2011	5.4	1.1	2.2	2.1	—

Other capital lease obligations as of December 31, 2011	0.9	0.5	0.4	—	—

Operating lease obligations as of December 31, 2011	8.2	2.3	3.0	1.5	1.4

Contingent value rights as of December 31, 2011	6.7	—	6.7	—	—

We have letters of credit outstanding as of December 31, 2011 in the amount of $2.9 million to support workers’ compensation insurance coverage, certain of our credit card programs, the build-to-suit lease, and performance bonds for certain contracts. We maintain a $1.1 million certificate of deposit as collateral for the workers’ compensation insurance and credit card program letters of credit and for our Automated Clearinghouse (ACH) programs. We also maintain a $0.9 million money market fund investment as collateral for our travel card program. The certificate of deposit and money market fund investment are recorded in other assets.

As of December 31, 2011, we have $12.3 million in obligations with respect to our pension plan. For further information, see Note 15 to our Consolidated Financial Statements included herein.

As of December 31, 2011, we have approximately $0.8 million of long-term income tax liabilities that have a high degree of uncertainty regarding the timing of the future cash outflows. We are unable to reasonably estimate the years when settlement will occur with the respective tax authorities.

On February 15, 2012, our Board of Directors approved a plan to outsource our warehouse operations to a third party logistics provider, OHL, and to cease use of the leased facility in Frederick, Colorado that includes our warehouse and other office space. Warehouse operations in Frederick are expected to be transferred to OHL and the facility be made available for sublease in the quarter ending June 30, 2012.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities.

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

Revenue Recognition. In October 2009, new guidance was issued regarding multiple-deliverable revenue arrangements and certain arrangements that include software elements. This guidance requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. In addition to requiring that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method, the guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence (“VSOE”), if available, (2) third party evidence (“TPE”), if VSOE is not available, and (3) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. It also removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. Effective January 1, 2010, we adopted this guidance on a prospective basis for all new or materially modified arrangements entered into after the adoption date.

Revenues are derived from sales of reading, math and science, and professional service solutions to school districts primarily in the United States. Sales include printed materials, online educational content, courseware, training and implementation services, school improvement services and professional development. Revenue from the sale of printed materials is recognized when the product is shipped to or received by the customer, depending on the shipping terms of the arrangement. Revenue for online content, which may be sold separately or included with printed curriculum materials, courseware and school-wide improvement services are recognized ratably over the subscription or contractual period, typically a school year. Professional services such as training, implementation and professional development are recognized over the period services are delivered. ExploreLearning and Learning A-Z derive revenue exclusively from sales of online subscriptions to their reading, math and science teaching websites and related training and professional development. Typically, the subscriptions are for a twelve- to twenty-four-month period and the revenue is recognized ratably over the period the online access is available to the customer.

The division of revenue between printed materials, online materials, and ongoing support and services is determined in accordance with the accounting guidance for revenue arrangements with multiple deliverables. We are not able to establish VSOE for each of our deliverables. Whenever VSOE cannot be established, we review the offerings of our competitors to determine whether TPE can be established. TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately. It may be difficult for us to obtain sufficient information on competitor pricing to substantiate TPE and therefore we may not always be able to use TPE. We also use BESP to determine the selling price of certain of deliverables. BESP was primarily used for printed materials in the Voyager segment, which have historically been priced on a bundled basis with the related online materials. Our determination of BESP considers the anticipated margin on that deliverable, the selling price and profit margin for similar parts or services, and our ongoing pricing strategy and policies.

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

We performed the 2011 yearend impairment analysis using four reporting units: Voyager; Sopris Learning; the Learning A-Z and ExploreLearning product lines from the CLT segment (“LAZEL”); and the Kurzweil and IntelliTools product lines from the CLT segment (“KI”). The following table details the goodwill balance by reporting unit at December 31, 2011:

September 30,
Goodwill balance as of December 31, 2011
Voyager	$56,911
Sopris Learning	17,300
LAZEL	19,724
KI	20,362

Total	$114,297

In the first step of the impairment test for fiscal year 2011, the fair market value of each reporting unit was determined using a weighted income and market approach. The income approach was dependent on multiple assumptions and estimates, including future cash flow projections with a terminal value multiple and the discount rate used to determine the expected present value of the estimated future cash flows. Future cash flow projections were based on management’s best estimates of economic and market conditions over the projected period, including industry fundamentals such as the state of educational funding, revenue growth rates, future costs and operating margins, working capital needs, capital and other expenditures, and tax rates. The discount rate applied to the future cash flows was a weighted-average cost of capital and took into consideration market and industry conditions, returns for comparable companies, the rate of return an outside investor would expect to earn, and other relevant factors. The fair values of each reporting unit also took into consideration a market approach, based on historical and projected multiples of certain guideline companies. The first step of impairment testing for fiscal 2011 showed that the carrying value of the Voyager and KI reporting units exceeded their respective fair values and that the second step of testing was required. The calculated fair values of each of the other reporting units exceeded their carrying values by at least 10%; therefore, no second step of testing was required.

The second step requires the allocation of the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. As a result of the second step of our fiscal 2011 impairment test, the goodwill balances for the Voyager and KI reporting units were determined to be partially impaired, and impairment charges of $19.2 million and $18.4 million, respectively, were recorded as of December 1, 2011. The goodwill impairment charges were primarily the result of declines in order volumes in 2011 and the expected near term impact of continued funding pressures on these two reporting units. Although we believe that key federal and state funding programs will continue to encourage school districts to address the needs of at-risk and special education students, we expect that governmental spending austerity and the challenging educational funding environment will continue in the short term.

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

Impairment of Long Lived Assets. We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate net book value may not be recoverable from the estimated undiscounted future cash flows. If our review indicates any assets are impaired, the impairment of those assets is measured as the amount by which the carrying amount exceeds the fair value as estimated by discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal. For fiscal year 2011, no impairment was indicated.

The determination whether our definite-lived intangible assets are impaired involves significant assumptions and estimates, including projections of future cash flows, the percentage of future revenues and cash flows attributable to the intangible assets, asset lives used to generate future cash flows, and royalty charges attributable to trademarks. The impairment calculations are most sensitive to the future cash flow assumptions. Future cash flow projections are based on management’s best estimates of economic and market conditions over the projected period, including industry fundamentals such as the state of educational funding, revenue growth rates, future costs and operating margins, working capital needs, and capital and other expenditures. The adverse conditions in the education funding environment have affected our operations during 2011 and may continue to have an impact, and potentially increase the impact, on our future revenues, profits, cash flows and carrying value of assets.

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

Inventory. Inventory is stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or market, and consists of finished goods. We reduce slow-moving or obsolete inventory to net realizable value. Inventory values are maintained at an amount that management considers appropriate based on factors such as the inventory aging, historical usage of the product, future sales forecasts, and product development plans. These factors involve management’s judgment and changes in estimates could result in increases or decreases to the inventory values. The impact of a one percentage point change in the amount of inventory considered to be excess or obsolete would have resulted in an increase or decrease in cost of revenues of approximately $0.3 million for the year ended December 31, 2011. Inventory values are reviewed on a periodic basis.

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

The fair value of the liability for the CVRs is determined using a probability weighted cash flow analysis which takes into consideration the likelihood, amount and timing of cash flows of each element of the pool of assets and liabilities included in the CVR. The determination of fair value of the CVRs involves significant assumptions and estimates, which are reviewed at each quarterly reporting date. During 2011, a loss of $1.3 million was recorded in general and administrative expense to reflect an increase in the estimated fair value of the CVR liability. As of December 31, 2011, a fair value of $6.7 million has been recorded as a liability for the remaining CVR payments. The ultimate value of the remaining CVR payments is not known at this time; however, it could range from zero to a maximum possible value of approximately $7.4 million. Future changes in the estimate of the fair value of the CVRs will impact results of operations and could be material. As of December 31, 2011, restricted assets in an escrow account for the benefit of the CVRs were $3.0 million. See Note 13 to our Consolidated Financial Statements for further information on the fair value of the CVRs and related escrow trust.

The first and second CVR payment dates were in September 2010 and June 2011, with $1.1 million and $2.0 million, respectively, distributed to the escrow agent at those times for distribution to holders of the CVRs. The next scheduled distribution, if any, will be made no later than October 2013 and relates to a potential tax indemnity obligation. Additionally, as described in Note 19 to our Consolidated Financial Statements, any amounts due to CVR holders as a result of refunds received related to the Michigan tax payment will be distributed upon the final resolution of this agreed contingency.

Other Contingencies. Other contingencies are recorded when it is probable that a liability exists and the value can be reasonably estimated.

The Company had a potential indemnification liability related to state income taxes and related interest that had been assessed against PQIL. On August 27, 2010, PQIL received a decision and order of determination from the Michigan taxing authority. According to the determination of the Michigan taxing authority, PQIL was liable to the State of Michigan for unpaid taxes and interest in the amount of approximately $10.4 million. In order to expedite resolution of this matter and access the Michigan Court of Claims, the Company paid this indemnification liability to the state of Michigan on behalf of PQIL on September 7, 2010 and filed an action in the Michigan Court of Claims to pursue a refund of the assessment. On November 16, 2011, the Court of Claims in Michigan ruled in favor of the Company’s motion for summary judgment. The Michigan state taxing authority has since appealed the decision of the Court of Claims to the Michigan Court of Appeals.

As management believes it is more likely than not that the Company’s position will ultimately be upheld, a tax receivable for the expected refund plus statutory interest is recorded in other assets on the Consolidated Balance Sheets totaling $11.0 million and $10.4 million as of December 31, 2011 and 2010, respectively.

This indemnification liability was identified as an agreed contingency for purposes of the CVRs issued as part of the VLCY merger consideration. In accordance with the terms of the merger agreement, dated June 20, 2009, fifty percent (50%) of any amount that is paid or due and payable with respect to each agreed contingency would offset payments due under the CVRs from an amount held for such payments by Wells Fargo Bank, N.A., as escrow agent, in an escrow account. Upon payment of the approximately $10.4 million, the Company requested a disbursement to the Company from the escrow account in an amount equal to fifty percent (50%) of the payment, or approximately $5.2 million. This cash disbursement was received by the Company during the third quarter of 2010. On September 20, 2010, the Company amended the merger agreement and the escrow agreement to extend the term of the escrow agreement until the later of the full distribution of the escrow funds or the final resolution of the agreed contingency. The final resolution of the tax litigation or potential settlement could result in a total refund from the taxing authority to the Company ranging from zero to approximately $11.0 million as of December 31, 2011, and 50% of any such refund would in turn be payable to the holders of the CVRs. As of December 31, 2011, the Company has recorded $5.0 million as a component of the CVR liability related to this agreed upon contingency, which is an estimate of the fair value based on a probability-weighted cash flow analysis using management assumptions related to the likelihood of the ultimate cash outflows. If PQIL’s position is not ultimately upheld, the Company could incur non-cash charges of up to $10.4 million of indemnification expense and a $0.6 million reduction in interest income in future periods on its Statements of Operations, partially offset by the related $5.0 million reduction to the CVRs liability.

The Court of Claims in Michigan also ruled in the Company’s favor on two other tax matters that could result in a refund of up to $0.8 million, plus statutory interest. These potential tax refunds would be retained by the Company and are not subject to payment to the holders of the CVRs.

Recently Issued Financial Accounting Standards

Information regarding recently issued accounting standards is included in Note 2 to the Consolidated Financial Statements, which is included in Item 8 of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As described in Note 14 to our Consolidated Financial Statements, in February 2011, we closed an offering of $175 million aggregate principal amount of Notes (fixed rate) due 2017 and entered into a new $40 million asset-backed revolving credit facility. We used a portion of the net proceeds from the offering to repay in full outstanding indebtedness under the secured credit facility and senior unsecured notes that existed as of December 31, 2010. We have no amounts outstanding under the revolving credit facility, which is our only variable interest debt. Therefore, as of December 31, 2011 we have no material interest rate risk.

Foreign Currency Risk

We do not have material exposure to changes in foreign currency rates. As of December 31, 2011, we do not have any outstanding foreign currency forwards or option contracts.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cambium Learning Group, Inc.

We have audited the accompanying consolidated balance sheets of Cambium Learning Group, Inc. and subsidiaries (the “Company”), as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ and members’ equity and comprehensive income (loss), and cash flows for each of the three years in period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2012, expressed an unqualified opinion.

/s/ Whitley Penn LLP

Dallas, Texas

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cambium Learning Group, Inc.

We have audited Cambium Learning Group, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ and members’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 15, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ Whitley Penn LLP

Dallas, Texas

March 15, 2012

Cambium Learning Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
(In thousands, except per share data)	2011	2010	2009

Net revenues:
Product revenues	$151,846	$160,778	$90,385
Service revenues	20,412	20,482	10,663

Total net revenues	172,258	181,260	101,048

Cost of revenues:
Cost of product revenues	34,002	41,583	19,591
Cost of service revenues	19,163	18,308	7,257
Amortization expense	27,799	28,511	17,527

Total cost of revenues	80,964	88,402	44,375

Research and development expense	9,933	10,558	5,611
Sales and marketing expense	45,747	45,987	23,368
General and administrative expense	23,456	23,857	30,519
Shipping and handling costs	2,259	3,570	1,512
Depreciation and amortization expense	7,224	9,154	9,723
Goodwill impairment	37,618	—	9,105
Embezzlement and related expense (recoveries)	(3,096)	(353)	129

Total costs and expenses	204,105	181,175	124,342

Income (loss) before interest, other income (expense) and income taxes	(31,847)	85	(23,294)

Net interest income (expense):
Interest income	738	19	10
Interest expense	(19,169)	(17,311)	(19,487)

Net interest income (expense)	(18,431)	(17,292)	(19,477)

Other income (expense), net	848	674	(698)

Loss before income taxes	(49,430)	(16,533)	(43,469)

Income tax benefit (expense)	(11)	583	7,704

Net loss	$(49,441)	$(15,950)	$(35,765)

Net loss per common share:
Basic net loss per common share	$(1.07)	$(0.36)	$(1.63)
Diluted net loss per common share	$(1.07)	$(0.36)	$(1.63)

Average number of common shares and equivalents outstanding:
Basic	46,142	44,322	21,994
Diluted	46,142	44,322	21,994

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	September 30,
	As of December 31,
(In thousands, except per share data)	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$63,191	$11,831
Accounts receivable, net	13,485	31,627
Inventory	21,561	22,015
Deferred tax assets	2,829	3,703
Restricted assets, current	1,393	3,064
Assets held for sale	2,727	—
Other current assets	4,735	3,937

Total current assets	109,921	76,177

Property, equipment and software at cost	42,878	32,944
Accumulated depreciation and amortization	(12,968)	(7,838)

Property, equipment and software, net	29,910	25,106

Goodwill	114,297	151,915
Acquired curriculum and technology intangibles, net	26,996	33,063
Acquired publishing rights, net	26,861	38,707
Other intangible assets, net	18,111	22,132
Pre-publication costs, net	10,034	7,834
Restricted assets, less current portion	11,082	12,641
Other assets	22,468	15,487

Total assets	$369,680	$383,062

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	September 30,
	As of December 31,
(In thousands, except per share data)	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$1,280
Current portion of capital lease obligations	826	378
Accounts payable	3,024	6,465
Contingent value rights, current	—	1,623
Accrued expenses	21,203	22,888
Deferred revenue, current	38,984	34,140

Total current liabilities	64,037	66,774

Long-term liabilities:
Long-term debt, less current portion	174,165	150,850
Capital lease obligations, less current portion	12,294	12,317
Deferred revenue, less current portion	4,304	3,416
Contingent value rights, less current portion	6,684	5,746
Other liabilities	18,126	19,947

Total long-term liabilities	215,573	192,276

Commitments and contingencies (See Note 19)

Stockholders’ equity:
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at December 31, 2011 and 2010)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 51,162 and 43,869 shares issued, and 49,518 and 43,869 shares outstanding at December 31, 2011 and 2010, respectively)	51	44
Capital surplus	281,240	259,887
Accumulated deficit	(184,659)	(135,218)
Treasury stock at cost (1,644 and zero shares at December 31, 2011 and December 31, 2010, respectively)	(4,931)	—
Other comprehensive income (loss):
Pension and postretirement plans	(1,632)	(702)
Net unrealized gain on securities	1	1

Accumulated other comprehensive income (loss)	(1,631)	(701)

Total stockholders’ equity	90,070	124,012

Total liabilities and stockholders’ equity	$369,680	$383,062

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
(in thousands)	2011	2010	2009
Operating activities:
Net loss	$(49,441)	$(15,950)	$(35,765)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	35,023	37,665	27,250
Goodwill impairment	37,618	—	9,105
Gain from recovery of property held for sale	(2,727)	—	—
Non-cash paid-in-kind interest	—	2,124	2,309
Amortization of note discount and deferred financing costs	1,518	—	—
Loss (gain) on derivative instruments	—	(992)	(1,390)
Change in fair value of contingent value rights obligation	1,308	(1,124)	—
Loss on disposal of assets	—	89	2
Stock-based compensation and expense	1,288	1,085	37
Issuance of subscription rights	—	—	2,222
Deferred income taxes	(534)	(1,063)	(7,975)
Changes in operating assets and liabilities:
Accounts receivable, net	18,142	(12,500)	2,306
Inventory	454	(2,203)	4,725
Other current assets	(717)	2,073	3,022
Other assets	(374)	(12,970)	1,579
Restricted assets	3,230	8,980	(7,948)
Accounts payable	(3,441)	4,157	(1,812)
Accrued expenses	(1,727)	(40)	4,980
Deferred revenue	5,291	13,375	497
Other long-term liabilities	(1,271)	(1,447)	(1,115)
Other, net	—	—	(95)

Net cash provided by operating activities	43,640	21,259	1,934

Investing activities:
Cash paid for acquisitions, net of cash acquired	(6,412)	(1,106)	(9,697)
Expenditures for property, equipment, software and pre-publication costs	(14,053)	(13,335)	(3,395)

Net cash used in investing activities	(20,465)	(14,441)	(13,092)

Financing activities:
Proceeds from debt	174,024	—	—
Repayment of debt	(152,130)	(1,761)	(5,585)
Deferred financing costs	(7,984)	(1,098)	—
Principal payments under capital lease obligations	(794)	(443)	(289)
Borrowings under revolving credit agreement	—	19,000	10,000
Payment of revolving credit facility	—	(24,000)	(10,000)
Proceeds from capital contributions	—	(30)	2,959
Share repurchases	(4,931)	—	—
Proceeds from issuance of common stock in connection with the merger	—	—	25,000
Proceeds from issuance of common stock for subscription rights	20,000	—	—

Net cash provided by (used in) financing activities	28,185	(8,332)	22,085

Increase (decrease) in cash and cash equivalents	51,360	(1,514)	10,927
Cash and cash equivalents, beginning of year	11,831	13,345	2,418

Cash and cash equivalents, end of year	$63,191	$11,831	$13,345

Supplemental disclosure of cash flow information:
Income taxes paid (refunded)	$60	$15	$(3,080)
Interest paid	12,453	15,228	16,936
Supplemental disclosure of noncash investing and financing activities:
Non-cash acquisition costs paid	—	—	86,546
Assets recovered—property held for sale	2,727	—	—
Acquisition of software through capital leases	1,219	—	—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ and Members’ Equity and Comprehensive Income (Loss)

			Additional			Accumulated Other
	Common Stock		Paid in	Treasury	Members’	Comprehensive	Accumulated
(Dollars and shares in thousands)	Shares Outstanding	Par Value	Capital	Stock	Interest	Income	Deficit	Total

Balance at December 31, 2008	—	$—	$—	$—	$151,707	$—	$(83,503)	$68,204

Capital contribution by members	—	—	—	—	2,959	—	—	2,959
Conversion of members’ interests to common shares in connection with the merger (a)	20,493	20	154,646	—	(154,666)	—	—	—
Issuance of common stock to members in exchange for a $25 million capital contribution in connection with the merger	3,846	4	24,996	—	—	—	—	25,000
Issuance of common stock to Voyager stockholders in connection with the merger	19,520	20	76,888	—	—	—	—	76,908
Issuance of subscription rights in connection with the merger	—	—	2,222	—	—	—	—	2,222
Stock-based compensation and expense	—	—	37	—	—	—	—	37

Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(35,765)	(35,765)
Pension plan	—	—	—	—	—	206	—	206
Unrealized gain on securities	—	—	—	—	—	1	—	1

Total comprehensive income (loss)								(35,558)

Balance at December 31, 2009	43,859	44	258,789	—	—	207	(119,268)	139,772

Issuance of restricted stock	10	—	25	—	—	—	—	25
Stock-based compensation and expense	—	—	1,103	—	—	—	—	1,103
Distribution of former members’ interest	—	—	(30)	—	—	—	—	(30)

Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(15,950)	(15,950)
Pension plan	—	—	—	—	—	(908)	—	(908)

Total comprehensive income (loss)								(16,858)

Balance at December 31, 2010	43,869	44	259,887	—	—	(701)	(135,218)	124,012

Issuance of restricted stock	47	—	134	—	—	—	—	134
Stock-based compensation and expense	—	—	1,226	—	—	—	—	1,226
Stock repurchases	(1,644)	—	—	(4,931)	—	—	—	(4,931)
Exercise of subscription rights	7,246	7	19,993	—	—	—	—	20,000
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(49,441)	(49,441)
Pension plan	—	—	—	—	—	(930)	—	(930)

Total comprehensive income (loss)								(50,371)

Balance at December 31, 2011	49,518	$51	$281,240	$(4,931)	$—	$(1,631)	$(184,659)	$90,070

(a)	As the previous members are also majority stockholders in Cambium Learning Group, Inc., the common shares issued on December 8, 2009 in connection with the merger will be considered outstanding for all periods presented for purposes of calculating earnings per share.

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

Nature of Operations and Segments. The Company operates as three reportable business segments with separate management teams and infrastructures: Voyager, a comprehensive intervention business; Sopris Learning, a supplemental solutions education business; and Cambium Learning Technologies, a technology-based education business.

Voyager offers reading, math, professional development programs, and online courseware and credit recovery targeted towards the at-risk and special education student populations. Voyager provides strategic and intensive comprehensive interventions that are adaptive to the needs of diverse populations. Voyager’s research-based instructional materials, support services, and educational technology help accelerate struggling students to grade-level proficiency, with the goal to increase graduation rates.

Sopris Learning supplemental products focus on the full spectrum of academic support utilizing print and technology based supplemental solutions—including assessments, literacy and mathematics interventions, positive behavior supports, and professional development. Whether implemented in a single classroom, school-wide, or district-wide, Sopris Learning supplements have been proven to strengthen core instruction and to quickly and positively impact the academic achievement of students in all key areas of instruction. When compared to products offered by the Company’s other business units, Sopris Learning products tend to be more tightly tailored to specific skills and target a smaller, more specific audience.

Cambium Learning Technologies utilizes technology to deliver subscription-based websites, online libraries, software and equipment designed to help students reach their potential in grades K through 12 and beyond. Cambium Learning Technologies products are offered under four different industry leading brands: Learning A-Z, ExploreLearning, Kurzweil Educational Systems and IntelliTools.

Prior to the merger transaction completed on December 8, 2009, the Company had two reportable segments: Published Products and Learning Technologies. See Note 21 for further information on the Company’s reportable segments.

Reclassifications. Certain reclassifications to the Consolidated Statements of Cash Flows for the year ended December 31, 2010 have been made to conform to the 2011 presentation. These adjustments include the reclassification of $1.1 million of cash payments made for deferred financing costs from operating cash flows to financing cash flows.

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

Revenue Recognition. In October 2009, new guidance was issued regarding multiple-deliverable revenue arrangements and certain arrangements that include software elements. This guidance requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. In addition to requiring that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method, the guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence (“VSOE”), if available, (2) third party evidence (“TPE”), if VSOE is not available, and (3) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. It also removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. Effective January 1, 2010, the Company adopted this guidance on a prospective basis for all new or materially modified arrangements entered into after the adoption date.

Revenues are derived from sales of reading, math and science, and professional service solutions to school districts primarily in the United States. Sales include printed materials, online educational content, courseware, training and implementation services, school improvement services and professional development. Revenue from the sale of printed materials is recognized when the product is shipped to or received by the customer, depending on the shipping terms of the arrangement. Revenue for online content, which may be sold separately or included with printed curriculum materials, courseware and school-wide improvement services are recognized ratably over the subscription or contractual period, typically a school year. Professional services such as training, implementation and professional development are recognized over the period services are delivered. ExploreLearning and Learning A-Z derive revenue exclusively from sales of online subscriptions to their reading, math and science teaching websites and related training and professional development. Typically, the subscriptions are for a twelve- to twenty-four-month period and the revenue is recognized ratably over the period the online access is available to the customer. The division of revenue between printed materials, online materials, and ongoing support and services is determined in accordance with the accounting guidance for revenue arrangements with multiple deliverables. The Company is not able to establish VSOE for each deliverable. Whenever VSOE cannot be established, the Company reviews the offerings of competitors to determine whether TPE can be established. TPE is determined based on the prices charged by the Company’s competitors for a similar deliverable when sold separately. It may be difficult to obtain sufficient information on competitor pricing to substantiate TPE and therefore the Company may not always be able to use TPE. The Company also uses BESP to determine the selling price of certain deliverables. BESP was primarily used for printed materials in the Voyager segment, which have historically been priced on a bundled basis with the related online materials. The determination of BESP considers the anticipated margin on that deliverable, the selling price and profit margin for similar parts or services, and the Company’s ongoing pricing strategy and policies.

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

Accounts Receivable. Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.9 million, $0.6 million, and $0.3 million at yearend 2011, 2010, and 2009, respectively. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of returns as well as other factors that in the Company’s judgment could reasonably be expected to cause sales returns to differ from historical experience. A reconciliation of the accounts receivable reserve is shown in the table below for the periods indicated:

	September 30,	September 30,	September 30,
(in thousands)	2009	2010	2011

Beginning accounts receivable reserve	$706	$316	$557

Charged to costs and expenses	5	62	6

Charged to other accounts (1)	12	218	411

Recoveries	11	2	—

Write-offs	(418)	(41)	(49)

Other	—	—	—

Ending accounts receivable reserve	$316	$557	$925

(1)	Charges to other accounts include sales returns

Net Loss per Common Share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, including the potential dilution that could occur if all of the Company’s outstanding stock awards that are in-the-money were exercised, using the treasury stock method. A reconciliation of the weighted average number of common shares and equivalents outstanding used in the calculation of basic and diluted net loss per common share are shown in the table below for the periods indicated:

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
(in thousands)	2011	2010	2009

Basic	46,142	44,322	21,994
Dilutive effect of awards	—	—	—

Diluted	46,142	44,322	21,994

Antidilutive securities:
Options	4,068	3,757	2,256
Warrants	151	105	72
Restricted stock	49	—	—
Subscription rights	—	6,509	4,711

As the previous members of VSS-Cambium Holdings, LLC are also majority stockholders in Cambium Learning Group, Inc., 20.5 million of common shares issued on December 8, 2009 in connection with the merger were considered outstanding for the periods from January 1, 2009 to the merger date. The 20.5 million shares reflect the number of shares issued to the sole stockholder of Cambium at the merger date in consideration of its pre-merger equity interest. The weighted-average shares outstanding for the year ended December 31, 2009 includes an additional 3.8 million shares issued to the sole stockholder in exchange for a $25 million contribution made at the time of the merger and 19.5 million shares issued to VLCY stockholders, as well as 0.4 million shares related to a warrant issued to the sole stockholder for which all contingencies have been resolved and that requires little consideration to exercise. The weighted-average shares outstanding for the year ended December 31, 2011 include the exercise of the subscription right by VSS-Cambium Holdings III, LLC for 7.2 million shares and a stock repurchase of 1.6 million shares. See Note 16 and Note 17 for further information on these transactions.

Cash and Cash Equivalents. The Company considers all highly liquid investments with maturities of three months or less (when purchased) to be cash equivalents. The carrying amount reported in the Consolidated Balance Sheets approximates fair value.

Inventory. Inventory is stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or market, and consists of finished goods. The Company reduces slow-moving or obsolete inventory to net realizable value. Inventory values are maintained at an amount that management considers appropriate based on factors such as the inventory aging, historical usage of the product, future sales forecasts, and product development plans. Inventory values are reviewed on a periodic basis.

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

September 30,
Estimated Useful Life
Building	35 years
Land improvements	19 years
Machinery and equipment	5 - 15 years
Furniture and fixtures	8 years
Computer equipment and software	3 - 5 years
Leasehold improvements	Lesser of useful life or lease term

Expenditures for maintenance and repairs, as well as minor renewals, are charged to operations as incurred, while improvements and major renewals are capitalized.

Purchased and Developed Software. Purchased and developed software includes the costs to purchase third party software and to develop internal-use software. The Company follows applicable guidance for the costs of computer software developed or obtained for internal use for capitalizing software projects. Software costs are amortized over the expected economic life of the product, generally three to five years. At December 31, 2011 and 2010, unamortized capitalized software was $12.1 million and $7.3 million, respectively, which included amounts of software under development of $3.2 million and $1.2 million, respectively.

Acquired Curriculum and Technology. Acquired curriculum and technology represents curriculum and developed technology acquired in the acquisitions of Class.com in 2011, VLCY in 2009, certain assets of Tobii Assistive Technology, Inc. in 2008 and Cambium Learning in 2007 and is the initial purchase accounting value placed on the past development and refinement of the core methodologies, processes, measurement techniques, and technologies by which the Company structures curriculum. Acquired curriculum and technology is being amortized using an accelerated method over six to seven years, as it has an economic benefit declining over the estimated useful life. The Company periodically reviews the recoverability of the acquired curriculum and technology based on expected net realizable value, and generally retires the assets once fully depreciated. Acquired curriculum and technology is presented net of accumulated amortization of $26.1 million and $16.0 million as of yearend 2011 and 2010, respectively.

Acquired Publishing Rights. A publishing right allows the Company to publish and republish existing and future works, as well as transform, adapt, or create new works based on previously published materials. The Company determines the fair market value of the publishing rights arising from business combinations by discounting the after-tax cash flows projected to be derived from the publishing rights and titles to their net present value using a rate of return that accounts for the time value of money and the appropriate degree of risk. The useful life of the publishing rights is based on the lives of the various titles involved, which is generally ten years. The Company calculates amortization using either the straight-line method or the percentage of the projected discounted cash flows derived from the titles in the current year as a percentage of the total estimated discounted cash flows over the remaining useful life. The Company periodically reviews the recoverability of the publishing rights based on expected net realizable value, and generally retires the assets once fully depreciated. Acquired publishing rights are presented net of accumulated amortization of $63.4 million and $51.6 million as of yearend 2011 and 2010, respectively.

Pre-Publication Costs. The Company capitalizes certain pre-publication costs of its curriculum including art, prepress, editorial, and other costs incurred in the creation of the master copy of its curriculum products. Pre-publication costs are amortized over the expected life of the education program, generally on an accelerated basis over a period of five years. The amortization methods and periods chosen reflect the expected sales generated by the education programs. The Company periodically reviews the recoverability of the capitalized costs based on expected net realizable value, and generally retires the assets once fully depreciated. Pre-publication costs are presented net of accumulated amortization of $8.8 million and $5.3 million as of yearend 2011 and 2010, respectively.

Goodwill and Other Intangible Assets. Goodwill and other intangible assets are related to the acquisitions of Class.com in 2011, VLCY in 2009, certain assets of Tobii Assistive Technology, Inc. in 2008 and Cambium Learning in 2007. Other intangible assets include tradenames/trademarks, reseller networks, customer relationships/lists, and conference attendee relationships, which are being amortized on a straight-line basis over estimated lives ranging from six to sixteen years. Other intangible assets are presented net of accumulated amortization of $31.8 million and $27.5 million as of yearend 2011 and 2010, respectively.

See Note 7 herein for further discussion of the Company’s review of goodwill and the related impairment charges recognized in the years ended December 31, 2011 and 2009.

Depreciation and Amortization. Depreciation and amortization for the years ended December 31, 2011, 2010, and 2009 was broken out as follows:

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
(in thousands)	2011	2010	2009

Acquired publishing rights	$11,846	$13,605	$13,949
Acquired curriculum and technology	10,179	11,632	1,852
Pre-publication costs	3,449	2,450	1,707
Internally developed software related to product	2,325	824	19

Total amortization included in cost of revenues	27,799	28,511	17,527

Tradenames and trademarks	1,431	1,467	1,349
Other intangible assets	2,869	4,534	6,555
Property, equipment and software	2,924	3,153	1,819

Total depreciation and amortization included in operating expenses	7,224	9,154	9,723

Total depreciation and amortization	$35,023	$37,665	$27,250

Impairment of Long Lived Assets. The Company reviews the carrying value of definite-lived long lived assets for impairment whenever events or changes in circumstances indicate net book value may not be recoverable from the estimated undiscounted future cash flows. If the review indicates any assets are impaired, the impairment of those assets is measured as the amount by which the carrying amount exceeds the fair value as estimated by either quoted market prices or discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal. The determination whether the Company’s definite-lived intangible assets are impaired involves significant assumptions and estimates, including projections of future cash flows, the percentage of future revenues and cash flows attributable to the intangible assets, asset lives used to generate future cash flows, and royalty relief savings attributable to trademarks. For the years ended December 31, 2011, 2010, and 2009, no impairment was indicated.

Deferred Costs. Certain up-front costs associated with completing the sale of the Company’s products are deferred and recognized as the related revenue is recognized.

Advertising Costs. The Company, from time to time, ships products to prospective customers as samples. Samples costs are expensed to sales and marketing expense upon shipment and totaled $2.3 million, $3.2 million, and $1.5 million for the years ended December 31, 2011, 2010, and 2009, respectively. Other costs of advertising, which include advertising, print, and photography expenses, are expensed as incurred and totaled $1.5 million, $1.3 million, and $2.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. The Company recognizes catalog expense when the catalog is mailed to potential customers.

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

Recently Issued Financial Accounting Standards.

In January 2010, new guidance was issued regarding improving disclosures about fair value measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net, basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. The detailed disclosures of changes in Level 3 items were effective for the Company as of January 1, 2011 and the remaining new disclosure requirements were effective for the Company as of January 1, 2010. The Company has included these new disclosures, as applicable, in Note 13 to the Consolidated Financial Statements.

In December 2010, new guidance was issued regarding the disclosure of supplementary pro forma information for business combinations. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 with early adoption permitted. The Company will make the required disclosures for any significant business combination that closes on or after January 1, 2011.

In June 2011, new guidance was issued regarding the disclosure of the components of comprehensive income. This guidance gives the entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is required to be adopted retrospectively. The Company will adopt this guidance beginning with its Form 10-Q for the quarter ending March 31, 2012.

In September 2011, new guidance was issued regarding testing goodwill for impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a “qualitative” assessment to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt the revised standard in 2012. The Company does not believe that the disclosure requirements of this standard will have a material effect on the Company’s results of operations or financial position.

Note 3 — Embezzlement

On April 26, 2008, the Company began an internal investigation that revealed irregularities over the control and use of cash and certain other general ledger accounts of the Company, revealing a misappropriation of assets (the “Embezzlement Matter”). These irregularities were perpetrated by a former employee over more than a three-year period beginning in 2004 and continuing through April 2008 with total embezzlement losses of approximately $14.0 million. The Company has since incurred fees and expenses as a result of the embezzlement, net of recoveries, as follows: net fees and expenses of $0.1 million in the year ended December 31, 2009; net recoveries of $0.4 million in the year ended December 31, 2010; and net recoveries of $3.1 million in the year ended December 31, 2011.

The 2011 net recoveries primarily consisted of cash recoveries and recoveries receivable that the Company obtained in the first quarter of 2012 of $1.4 million and title to two properties purchased by the former employee with embezzled funds that had an appraised fair value at December 31, 2011 of approximately $2.7 million, net of estimated selling expenses. These recoveries were recorded as reductions to Embezzlement and related expense (recoveries) in the consolidated statements of operations and the properties were recorded in the consolidated balance sheets as Assets held for sale. The 2011 recoveries were slightly offset by ongoing fees and expenses of $0.2 million and warrant expense of $0.8 million. The 2010 net recoveries primarily consisted of cash recoveries of $0.6 million slightly offset by warrant expense of $0.1 million and ongoing recovery fees and expenses of $0.1 million. The charges incurred in 2009 primarily relate to ongoing recovery fees and expenses.

As a result of the cash recoveries noted above, warrants to purchase 151,493 shares of the Company’s common stock were issued to VSS-Cambium Holdings III, LLC. Upon the sale of the recovered properties the Company will be required to issue additional warrants based on the amount of cash received, net of related expenses. The number of warrants to be issued will equal 0.45 multiplied by the quotient of the net cash recovery divided by $6.50. The Company will be obligated to issue these warrants upon the sale of the properties; therefore, an estimated liability of $0.7 million as of December 31, 2011 was recorded in Accrued expenses in the consolidated balance sheets.

See Note 17 to the consolidated financial statements for further information on the warrants.

Note 4 — Acquisitions

Acquisition of Class.com

On October 6, 2011, the Company completed the acquisition of certain assets of Class.com, which provides high-quality, research proven, online instruction, supplemental education, and intervention programs through its fully accredited high school, Lincoln National Academy (“LNA”). LNA programs serve at-risk and general education students. LNA/Class.com partner with public schools throughout the country to provide programs that schools need to serve the wide range of student needs. LNA/Class.com is positioned as a leading provider of mastery-based student-directed learning as well as a master teacher through a blended model in a virtual world. The Company believes the acquisition will be beneficial as it will increase our product offerings in the high school market and our portfolio of student- and teacher-directed mastery-based products.

The transaction was accounted for as a purchase transaction with the Company acquiring certain of Class.com’s assets for $4.5 million in cash. The consolidated financial statements of the Company include the results of Class.com from October 6, 2011, the date of acquisition. The following represents the allocation of the purchase price:

September 30,
(in thousands)

Cash and cash equivalents	$100
Other current assets	81
Property, equipment and software	334
Intangible assets	4,391
Curriculum in development	96
Accrued expenses	(42)
Deferred revenue	(441)

Total net assets acquired	$4,519

Other identified intangibles acquired consist of the following:

	September 30,	September 30,
(in thousands)	Asset Value	Useful Life
Curriculum and technology	4,112	7 years
Tradenames and trademarks	279	15 years

Supplemental Pro Forma Information

After the October 6, 2011 acquisition date, the Class.com acquisition contributed $0.2 million of net revenues and a pretax loss of $0.3 million to the 2011 results of the Company’s Voyager segment. The following unaudited supplemental pro forma information presents the results of operations as if the Class.com acquisition occurred at the beginning of the reporting period:

	September 30,	September 30,
	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands)
	(unaudited)

Net revenues	$175,978	$183,552
Loss before income taxes	(49,492)	(18,298)
Net loss	(49,503)	(17,653)
Net loss per share - basic and diluted	$(1.07)	$(0.40)

The supplemental pro forma information has been adjusted to include:

•	the pro forma impact of the amortization of intangible assets and the reduction in deferred revenue based on the purchase price allocation and

•	the pro forma tax effect of the merger, which was adjusted to remain consistent with the tax rate of the Company.

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

Acquisition of VLCY

On December 8, 2009, the Company acquired VLCY and its subsidiaries. The Company determined that the merger could capitalize upon potential strategic, operational and financial synergies to generate significant cash flow and strengthen the leadership position of Cambium and VLCY in education solutions for the pre-K-12 market. In reaching its decision to acquire VLCY, which resulted in the recognition of $44.6 million of goodwill, there were a number of reasons why the Company believed the acquisition would be beneficial. These potential benefits included:

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

The acquisition was accounted for as a purchase transaction. The consolidated financial statements of the Company include the results of VLCY from December 8, 2009, the date of acquisition. The purchase price was allocated among tangible and intangible assets acquired and liabilities assumed based on fair values at the transaction date. The excess of the purchase price over the acquired tangible and intangible assets and liabilities was recorded as goodwill. The Company acquired the stock of VLCY and, therefore, the additional goodwill resulting from this transaction is not expected to be tax deductible. Acquisition costs of $13.6 million are included in general and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2009.

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

September 30,
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

The fair value of the liability for the CVRs is determined using a probability weighted cash flow analysis which takes into consideration the likelihood, amount and timing of cash flows of each element of the pool of assets and liabilities included in the CVR. The determination of fair value of the CVRs involves significant assumptions and estimates, which are reviewed at each quarterly reporting date. During 2011, a loss of $1.3 million was recorded in general and administrative expense to reflect an increase in the estimated fair value of the CVR liability. As of December 31, 2011, a fair value of $6.7 million has been recorded as a liability for the remaining CVR payments. The ultimate value of the remaining CVR payments is not known at this time; however, it could range from zero to a maximum possible value of approximately $7.4 million. Future changes in the estimate of the fair value of the CVRs will impact results of operations and could be material. As of December 31, 2011, restricted assets in an escrow account for the benefit of the CVRs were $3.0 million. See Note 13 for further information on the fair value of the CVRs and related escrow trust.

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

The following represents the allocation of the purchase price:

September 30,
(in thousands)

Cash and cash equivalents	$73,325
Accounts receivable	10,883
Income tax receivable	4,713
Inventory	11,687
Other current assets	11,919
Property, equipment and software	3,216
Intangible assets	50,249
Curriculum in development	909
Other assets	11,891
Accounts payable and accrued expenses	(14,835)
Deferred revenue	(21,774)
Capital lease obligations	(187)
Other liabilities	(17,075)
Goodwill	44,647

Total net assets acquired	$169,568

Other identified intangibles acquired consist of the following:

	September 30,	September 30,	September 30,
	Voyager	Cambium Learning Technologies	Useful Life
	(in thousands)
Curriculum and technology	$23,700	$19,000	7 years
Customer relationships	3,880	1,500	7 years
Tradenames and trademarks	1,610	559	15 years

Goodwill purchased in the acquisition was allocated to the Company’s Voyager and Cambium Learning Technologies reporting units as $24.9 million and $19.7 million, respectively. Valuations were established giving consideration to the three basic approaches to value with the method or methods applied for each asset depending on the nature of the asset and the type and reliability of information available for the analysis and were based upon the Company’s projected revenue growth assumptions through each asset’s estimated useful life. Discounted cash flows were based upon the Company’s weighted-average cost of capital of 25% and an estimated effective tax rate of 38% at the time of the mergers. Curriculum and technology and customer relationships were valued using a form of the income approach known as the excess earnings method. Tradenames and trademarks were valued using a form of the income approach known as the relief-from-royalty method.

Supplemental Pro Forma Information

After the December 8, 2009 acquisition date, the VLCY acquisition contributed $4.5 million of net revenues and a pretax loss of $1.5 million to the Company’s consolidated 2009 results. The following unaudited supplemental pro forma information presents the results of operations as if the VLCY acquisition had occurred at the beginning of the reporting period:

September 30,
(in thousands) (unaudited)	Year Ended December 31, 2009
Net revenues	$188,211
Loss before income taxes	(61,270)
Net loss	(61,270)

Net loss per share - basic and diluted	$(1.38)

The supplemental pro forma information has been adjusted to include:

•	the pro forma impact of the amortization of intangible assets and the reduction in deferred revenue and related deferred costs based on the purchase price allocation;

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

Note 5 — Income Taxes

Losses before income taxes for the years ended December 31, 2011, 2010 and 2009 were all attributable to the United States.

Income tax expense (benefit) attributable to income included the following:

	September 30,	September 30,	September 30,
	Years Ended December 31,
(in thousands)	2011	2010	2009

Current income tax expense (benefit):
United States federal	$52	$1	$—
State and local	537	888	272

Current income tax expense	589	889	272

Deferred income tax expense (benefit):
United States federal	49	—	(5,571)
State and local	(627)	(1,472)	(2,405)

Deferred income tax benefit	(578)	(1,472)	(7,976)

Income tax expense (benefit)	$11	$(583)	$(7,704)

Reconciliation of income tax expense (benefit) and the domestic federal statutory income tax benefit is as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
(in thousands)	2011	2010	2009

Statutory federal income tax benefit	$(17,300)	$(5,787)	$(15,214)

Increase (reduction) from:
State taxes (net of federal benefit)	(90)	(584)	(1,378)
Goodwill impairment	13,166	—	3,187
Merger transaction expenses	—	—	4,745
Change in valuation allowance	4,534	6,436	625
Other	(299)	(648)	331

Income tax expense (benefit)	$11	$(583)	$(7,704)

Deferred income taxes are primarily provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of each type of temporary difference and carryforward that give rise to a significant portion of deferred tax assets (liabilities) at the end of fiscal 2011 and 2010 were as follows:

	September 30,	September 30,
(in thousands)	2011	2010

Deferred tax assets are attributable to:
Net operating loss carryforwards	$16,923	$18,682
Tax credit carryforwards	7,674	7,673
Reserves	4,928	4,940
Inventory	5,715	5,697
Deferred financing costs	482	1,569
Embezzlement loss	730	1,404
Fixed assets	994	1,472
Deferred revenue	409	—
Other	1,297	728

Total gross deferred tax assets	39,152	42,165
Valuation allowance	(22,807)	(18,645)

Net deferred tax assets	16,345	23,520

Deferred tax liabilities are attributable to:
Intangibles	(16,637)	(24,308)
Deferred revenue	—	(38)

Total gross deferred tax liabilities	(16,637)	(24,346)

Net deferred tax liability	$(292)	$(826)

The deferred tax asset (liability) is classified as follows:

	September 30,	September 30,
(in thousands)	2011	2010

Short-term deferred tax asset	$2,829	$3,703
Long-term deferred tax liability	(3,121)	(4,529)

Net deferred tax asset (liability)	$(292)	$(826)

The net increase in the valuation allowance in 2011 and 2010 was $4.2 million and $4.3 million, respectively. The valuation allowance increased primarily because it offset the increase in the deferred tax asset derived from pre-tax losses. As of December 31, 2011, there is no amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill.

At December 31, 2011, the amounts and expiration dates of loss and tax credit carryforwards were as follows:

	September 30,	September 30,
(in thousands)	Amount as of December 31, 2011	Expire or start expiring at the end of:

U.S. net operating loss (1)	$45,160	2028

State net operating loss carryforward (net):
State tax net operating losses	1,116	2012 - 2028

Tax credits:
Minimum tax credit	7,427	Carry forward indefinitely
Other tax credits	247	2014 - 2021

Total tax credits	$7,674

(1)	$28.6 million of the U.S net operating loss (NOL) above is related to the VLCY acquisition. The utilization of this NOL is subject to an annual limitation of $7.1 million.

Income taxes paid, net of tax refunds, were $60 thousand and $15 thousand for fiscal years 2011 and 2010, respectively. Income taxes refunded, net of tax payments, were $3.1 million for fiscal year 2009. $1.1 million, $0.1 million and $3.4 million of the income taxes received during 2011, 2010 and 2009, respectively, were deposited into escrow pursuant to the CVR obligation in connection with the merger agreement and were subsequently distributed to the holders of the CVRs.

Uncertain Tax Positions

The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in the financial statements. For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in the financial statements is recorded on the Consolidated Balance Sheets as an unrecognized tax benefit (“UTB”). The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities. A reconciliation of the change in the UTB balance from January 1, 2011 to December 31, 2011, and January 1, 2010 to December 31, 2010, is as follows:

	September 30,	September 30,
(in thousands)	2011	2010

Balance at the beginning of the year	$7,198	$15,437
Decreases for expiration of the statute of limitations	(35)	(5,058)
Decreases relating to settlements	(22)	(3,181)

Balance at the end of the year	$7,141	$7,198

Included in the balance of unrecognized tax benefits at December 31, 2011 are approximately $0.8 million of tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining uncertain tax positions would not affect the effective tax rate, but would instead increase or would have increased available tax attributes. However, the recognition of the tax attribute would be offset by an increase in the deferred tax asset valuation allowance resulting in no net impact in the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company recognized no penalties and immaterial amounts for interest (gross) during 2011 and, as of December 31, 2011, has a liability for interest (gross) of approximately $0.1 million.

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

Note 6 — Property, Equipment and Software

Balances of major classes of assets and accumulated depreciation and amortization consist of the following:

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
Land and building	$13,360	$13,360
Furniture and fixtures	1,256	1,187
Machinery, computers and equipment	8,242	6,947
Software	18,356	10,431
Leasehold improvements	1,664	1,019

Total	42,878	32,944
Less accumulated depreciation and amortization	12,968	7,838

Property, equipment and software, net	$29,910	$25,106

Note 7 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and December 31, 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,
(in thousands)	Voyager	Sopris Learning	Cambium Learning Technologies	Total
Balance as of December 31, 2009
Goodwill	$161,156	$17,300	$58,530	$236,986
Accumulated impairment losses	(85,071)	—	—	(85,071)

	76,085	17,300	58,530	151,915

Goodwill impairment	—	—	—	—

Goodwill from acquisitions	—	—	—	—

Balance as of December 31, 2010
Goodwill	161,156	17,300	58,530	236,986
Accumulated impairment losses	(85,071)	—	—	(85,071)

	76,085	17,300	58,530	151,915

Goodwill impairment	(19,174)	—	(18,444)	(37,618)

Goodwill from acquisitions	—	—	—	—

Balance as of December 31, 2011
Goodwill	161,156	17,300	58,530	236,986
Accumulated impairment losses	(104,245)	—	(18,444)	(122,689)

	$56,911	$17,300	$40,086	$114,297

In accordance with applicable accounting guidance, goodwill and other indefinite-lived intangible assets are not amortized but are instead reviewed for impairment at least annually and if a triggering event is determined to have occurred in an interim period. The Company’s annual impairment testing is performed as of December 1 of each year.

The Company performed the 2010 and 2011 yearend impairment analyses using four reporting units: Voyager; Sopris Learning; the Learning A-Z and ExploreLearning product lines from the Cambium Learning Technologies segment; and the Kurzweil and IntelliTools product lines from the Cambium Learning Technologies segment (“KI”). As noted in the table above, the goodwill balances reported by the Voyager and Sopris Learning reporting units at December 31, 2010 and prior to the 2011 annual impairment review were $76.1 million and $17.3 million, respectively. Of the goodwill balance recorded in the Cambium Learning Technologies segment, $38.8 million is attributable to the Kurzweil and IntelliTools reporting unit and $19.7 million is attributable to the Learning A-Z and Explore Learning reporting unit.

In the first step of the impairment test for fiscal year 2011, the fair market value of each reporting unit was determined using a weighted income and market approach. The income approach was dependent on multiple assumptions and estimates, including future cash flow projections with a terminal value multiple and the discount rate used to determine the expected present value of the estimated future cash flows. Future cash flow projections were based on management’s best estimates of economic and market conditions over the projected period, including industry fundamentals such as the state of educational funding, revenue growth rates, future costs and operating margins, working capital needs, capital and other expenditures, and tax rates. The discount rate applied to the future cash flows was a weighted-average cost of capital and took into consideration market and industry conditions, returns for comparable companies, the rate of return an outside investor would expect to earn, and other relevant factors. The fair values of each reporting unit also took into consideration a market approach, based on historical and projected multiples of certain guideline companies. The first step of impairment testing for fiscal 2011 showed that the carrying value of the Voyager and KI reporting units exceeded their respective fair values and that the second step of testing was required. The calculated fair values of each of the other reporting units exceeded their carrying values by at least 10%; therefore, no second step of testing was required.

The second step requires the allocation of the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. As a result of the second step of our fiscal 2011 impairment test, the goodwill balances for the Voyager and KI reporting units were determined to be partially impaired, and impairment charges of $19.2 million and $18.4 million, respectively, were recorded as of December 1, 2011. The goodwill impairment charges were primarily the result of declines in order volumes in 2011 and the expected near term impact of continued funding pressures on these two reporting units. Although we believe that key federal and state funding programs will continue to encourage school districts to address the needs of at-risk and special education students, we expect that governmental spending austerity and the challenging educational funding environment will continue in the short term.

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

The Company’s definite lived intangible assets and related accumulated amortization at the end of fiscal 2011 and 2010 consist of the following:

	Balance at			Balance at			Balance at
(in thousands)	December 31, 2009	Additions	Disposals	December 31, 2010	Additions	Disposals	December 31, 2011

Other intangible assets - gross book value:
Publishing rights	$90,300	$—	$—	$90,300	$—	$—	$90,300
Trademark	17,749	—	—	17,749	279	—	18,028
Customer relationships	19,119	—	(39)	19,080	—	—	19,080
Contracts	2,100	—	(2,100)	—	—	—	—
Acquired curriculum and technology	49,021	—	—	49,021	4,112	(21)	53,112
Reseller network	12,300	—	—	12,300	—	—	12,300
Conference attendees	500	—	—	500	—	—	500
Non-compete	2,600	—	(2,600)	—	—	—	—

Total other intangibles - gross book value	193,689	—	(4,739)	188,950	4,391	(21)	193,320

Other intangible assets - accumulated amortization:
Publishing rights	(37,988)	(13,605)	—	(51,593)	(11,846)	—	(63,439)
Trademark	(3,809)	(1,467)	—	(5,276)	(1,431)	—	(6,707)
Customer relationships	(10,090)	(2,585)	39	(12,636)	(1,701)	—	(14,337)
Contracts	(2,042)	(58)	2,100	—	—	—	—
Acquired curriculum and technology	(4,326)	(11,632)	—	(15,958)	(10,179)	21	(26,116)
Reseller network	(7,558)	(1,595)	—	(9,153)	(1,136)	—	(10,289)
Conference attendees	(379)	(53)	—	(432)	(32)	—	(464)
Non-compete	(2,357)	(243)	2,600	—		—	—

Total other intangibles - accumulated amortization	(68,549)	(31,238)	4,739	(95,048)	(26,325)	21	(121,352)

Other intangible assets, net	$125,140	$(31,238)	$—	$93,902	$(21,934)	$—	$71,968

Estimated aggregate amortization expense expected for each of the next five years related to intangibles subject to amortization is as follows:

	September 30,	September 30,	September 30,
	Amortization -	Amortization -	Total
(in thousands)	Cost of Revenues	Operating Expense	Amortization

2012	$18,513	$3,460	$21,973
2013	13,557	2,798	16,355
2014	9,678	2,455	12,133
2015	6,525	2,193	8,718
2016	3,859	1,953	5,812
Thereafter	1,725	5,252	6,977

	$53,857	$18,111	$71,968

Note 8 — Other Current Assets

Other current assets at the end of fiscal 2011 and 2010 consist of the following:

	September 30,	September 30,
(in thousands)	2011	2010

Deferred costs	$2,714	$2,163
Prepaid expenses	1,503	1,463
Income taxes receivable	—	249
Other current assets	518	62

Total	$4,735	$3,937

Note 9 — Other Assets

Other assets at the end of fiscal 2011 and 2010 consist of the following:

	September 30,	September 30,
(in thousands)	2011	2010

Tax receivables	$11,039	$11,168
Deferred financing costs	7,706	1,542
Collateral investments	1,967	1,964
Other	1,756	813

Total	$22,468	$15,487

Tax receivables include the $11.0 million receivable from the state of Michigan as discussed in Note 19 to the Consolidated Financial Statements. The deferred financing costs represent costs incurred in connection with the issuance of the $175 million aggregate principal amount of 9.75% senior secured notes as described in Note 14 to the Consolidated Financial Statements.

Note 10 — Accrued Expenses

Accrued expenses at the end of fiscal 2011 and 2010 consist of the following:

	September 30,	September 30,
(in thousands)	2011	2010

Salaries, bonuses and benefits	$7,688	$10,183
Accrued interest	6,503	—
Accrued royalties	1,689	3,220
Pension and post-retirement medical benefits	1,221	1,209
Deferred compensation	98	525
Other	4,004	7,751

Total	$21,203	$22,888

Accrued interest at December 31, 2011 primarily relates to our 9.75% senior secured notes. The notes require semi-annual interest payments in arrears on each February 15 and August 15 over the life of the notes.

Note 11 — Other Liabilities

Other liabilities at the end of fiscal 2011 and 2010 consist of the following:

	September 30,	September 30,
(in thousands)	2011	2010

Pension and post-retirement medical benefits, long-term portion	$11,110	$10,847
Long-term deferred tax liability	3,121	4,529
Long-term income tax payable	803	847
Long-term deferred compensation	544	613
Other	2,548	3,111

Total	$18,126	$19,947

See Note 15 for further description of the Company’s pension benefits.

Note 12 — Leases

Capital Lease Obligations

The Company leases a warehouse, office space and certain administrative equipment under capital lease agreements with original lease terms up to 10 years. Capital leases that exist as of yearend 2011 expire no later than 2016.

The Company has a build-to-suit lease for warehouse and office space in Frederick, Colorado. The lease requires minimum monthly rents that expire on October 31, 2016. The lease is renewable at the Company’s option for two additional periods of five years each. The Company has an outstanding letter of credit in the amount of $1.0 million to secure the lease. The Company evaluated the provisions of the accounting guidance relating to the effect of a lessee’s involvement in an asset construction and concluded that due to the Company’s collateral to the landlord, in the form of the $1.0 million letter of credit, that it is deemed the owner of the land and building for accounting purposes. As a result, the related capitalized costs for this facility in Frederick, Colorado are classified as “land and building” and are included in property, plant and equipment, net, in the accompanying Consolidated Balance Sheets. A corresponding liability is included in the current portion of capital lease obligations and capital lease obligations, less current portion. The cost of the building is being depreciated over a 35-year useful life. The amount of the depreciation expense was $0.4 million for each year presented. Additionally, the obligation will be reduced over the life of the lease at an interest rate of 5.54%. At the end of the original lease term, the land and building, net of accumulated depreciation, and the remaining liability will equal $9.8 million. The gross value of assets leased under the build-to-suit lease was $13.4 million at December 31, 2011 and December 31, 2010, which is included in the Land and Building category in Property, Equipment and Software. The accumulated amortization of these leased capital assets was $1.7 million and $1.4 million at December 31, 2011 and December 31, 2010, respectively.

The gross value of other leased capital assets used for administrative purposes was $1.5 million and $0.1 million at December 31, 2011 and December 31, 2010, respectively. $0.1 million of the 2011 leased capital assets and all of the 2010 leased capital assets are included in the Machinery, Computers and Equipment category in Property, Equipment and Software. The remaining $1.4 million of the 2011 leased capital assets are included in the Software category in Property, Equipment and Software. The accumulated amortization of leased capital assets was $0.3 million and $0.1 million at December 31, 2011 and December 31, 2010, respectively. Amortization of capital lease assets is recognized over the term of the lease on a straight line basis and included in depreciation and amortization expense.

On February 15, 2012, the Company’s Board of Directors approved a plan to outsource warehouse operations to a third party logistics provider, Ozburn-Hessey Logistics, LLC (“OHL”), and to cease use of the leased facility in Frederick, Colorado that includes the Company’s warehouse and other office space. Warehouse operations in Frederick are expected to be transferred to OHL and the facility be made available for sublease in the quarter ending June 30, 2012. See Note 24 for further information on this action.

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

Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the commencement date defined in the relevant lease agreement. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term. Operating rent expense was $2.2 million, $2.4 million, and $1.1 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

Future minimum build-to-suit and capital lease payments under long-term non-cancelable leases, and the related present value of capital lease payments at December 31, 2011 are as follows:

September 30,
(in thousands)

2012	$1,556
2013	1,538
2014	1,138
2015	1,160
2016	967
Thereafter	—

Total minimum lease payments	6,359
Less: Amount representing interest	(3,086)

Present value of net minimum lease payments	3,273
Less: Current portion	(826)
Add: Remaining liability at end of build-to-suit lease	9,847

Capital lease obligations, less current portion	$12,294

Future minimum payments under all remaining non-cancelable operating leases are payable as follows:

September 30,
(in thousands)

2012	$2,331
2013	1,810
2014	1,154
2015	848
2016	694
Thereafter	1,368

Total minimum lease payments	$8,205

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

As of December 31, 2011, financial instruments include $63.2 million of cash and cash equivalents, restricted assets of $12.5 million, collateral investments of $2.0 million, $174.2 million of senior secured notes, $0.5 million of warrants, assets held for sale of $2.7 million, and $6.7 million in CVRs. As of December 31, 2010, financial instruments include $11.8 million of cash and cash equivalents, restricted assets of $15.7 million, collateral investments of $2.0 million, the $95.4 million senior secured credit facility, the $56.7 million senior unsecured notes, $0.4 million of warrants, and $7.4 million in CVRs. The fair market values of cash equivalents and restricted assets are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period. The fair values of the properties held for sale were determined by an independent appraisal conducted by a licensed realtor based on the values of similar properties in the area. These properties were acquired by the Company as a result of its recovery efforts in connection with the employee embezzlement matter described in Note 3.

As of December 31, 2011, the fair value of the senior secured notes was $169.8 million based on quoted market prices in active markets for these debt instruments when traded as assets.

Assets and liabilities measured at fair value on a recurring basis are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
(in thousands)		Fair Value at Reporting Date Using
Description	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Total Gains (Losses)
Restricted Assets:
Money Market	$12,475	$12,475	$—	$—	$—
Collateral Investments:
Money Market	902	902	—	—	—
Certificate of Deposit	1,065	1,065	—	—	—
Warrant	456	—	456	—	70
Assets held for sale	2,727	—	2,727	—	—
CVRs	6,684	—	—	6,684	(1,308)

	September 30,	September 30,	September 30,	September 30,	September 30,
(in thousands)		Fair Value at Reporting Date Using
Description	As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Total Gains (Losses)
Restricted Assets:
Money Market	$15,705	$15,705	$—	$—	$—
Collateral Investments:
Money Market	901	901	—	—	—
Certificate of Deposit	1,063	1,063	—	—	—
Warrant	360	—	360	—	23
Interest rate swap	—	—	—	—	992
CVRs	7,369	—	—	7,369	1,124

The warrant was valued as described in Note 17 below.

In accordance with the provisions in the accounting guidance for intangibles—goodwill and other, for the year ended December 31, 2009, goodwill with a carrying amount of $161.0 million was written down to $151.9 million, resulting in an impairment charge of $9.1 million, which was included in earnings for the period. In the year ended December 31, 2011, an additional impairment charge of $37.6 million was recorded in earnings to reduce goodwill to $114.3 million. See Note 7 above for further information on the Company’s annual impairment analyses.

The fair value of the liability for the CVRs is determined using a probability weighted cash flow analysis which takes into consideration the likelihood, amount and timing of cash flows of each element of the pool of assets and liabilities included in the CVR. The determination of fair value of the CVRs involves significant assumptions and estimates, which are reviewed at each quarterly reporting date. During 2011, a loss of $1.3 million was recorded in general and administrative expense to reflect an increase in the estimated fair value of the CVR liability. As of December 31, 2011, a fair value of $6.7 million has been recorded as a liability for the remaining CVR payments. The ultimate value of the remaining CVR payments is not known at this time; however, it could range from zero to a maximum possible value of approximately $7.4 million. Future changes in the estimate of the fair value of the CVRs will impact results of operations and could be material. A detail of the elements included in the CVR is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	CVRs
	(In thousands)
		Loss (Gain) for Changes
	Estimated Fair Value	in Estimated CVR Liability			Estimated Fair Value
	as of Merger Date	2009	2010	2011	as of December 31, 2011
Components of CVR Liability:
Tax refunds received before closing of the merger	$1,583	$—	$—	$—	$1,583
Other specified tax refunds	5,932	—	(1,431)	296	4,797
Tax indemnity obligation	1,717	—	—	—	1,717
Legal receivable	2,400	—	—	—	2,400
Michigan state tax liability	(900)	—	(140)	788	(252)
Other specified tax related liabilities	(579)	—	447	79	(53)
Costs incurred to collect tax refunds and by stockholders’ representative	(536)	(18)	—	145	(409)

Estimated fair value of CVR liability	9,617	(18)	(1,124)	1,308	9,783

Payments to holders of CVRs					3,099

Remaining estimated CVR liability					$6,684

As of December 31, 2011, restricted assets in an escrow account for the benefit of the CVRs were $3.0 million, with activity as follows. The escrow account includes $3.0 million for a potential tax indemnity obligation, which, if such obligation is not triggered, will benefit the CVRs by $1.9 million with the remainder reverting back to general cash of the Company.

September 30,
CVR Escrow Trust
(In thousands)

Balance as of December 31, 2009	$7,946

Tax refunds received	370
Funds received for legal receivable	2,400
Payments of specified liabilities	(5,280)
Payments to holders of CVRs	(1,106)
Costs incurred to collect tax refunds and by stockholders’ representative	(152)
Interest income	1

Balance as of December 31, 2010	4,179

Tax refunds received	1,053
Payments to holders of CVRs	(1,993)
Costs incurred to collect tax refunds and by stockholders’ representative	(238)

Balance as of December 31, 2011	$3,001

Note 14 — Debt

Long-term debt consists of the following at December 31, 2011 and 2010:

	September 30,	September 30,
	December 31,	December 31,
(in thousands)	2011	2010

$175.0 million of 9.75% senior secured notes due February 15, 2017, interest payable semiannually	$175,000	$—
Less: Unamortized discount	(835)	—

Total 9.75% senior secured notes	174,165	—

$128.0 million of floating rate senior secured notes due April 11, 2013, interest payable quarterly	—	95,408

$64.2 million of 13.75% senior unsecured notes due April 11, 2014, interest payable quarterly	—	56,722

	174,165	152,130

Less: Current portion of long-term debt	—	(1,280)

Total long-term debt	$174,165	$150,850

On February 17, 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into a new asset-based revolving credit facility with potential for up to $40 million in borrowing capacity. The Company used a portion of the net proceeds from the offering to repay in full outstanding indebtedness under the Company’s senior facility and senior unsecured notes that existed as of yearend 2010 and to pay related fees and expenses. Total fees incurred in the closing of the Notes and revolving credit facility totaled $9.1 million, including $1.75 million paid to an affiliate of Veronis Suhler Stevenson (“VSS”) pursuant to the consulting fee agreement between the Company and VSS. Deferred financing costs are capitalized in other assets in the consolidated balance sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at December 31, 2011 were $7.7 million.

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

As of December 31, 2011, the balances of accounts receivable and inventory collateralizing the ABL Facility were $13.5 million and $21.6 million, respectively. As of December 31, 2011, the Company had a borrowing base under the ABL Loan Agreement of up to $18.0 million.

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

Senior Secured Credit Facility

On April 12, 2007, Cambium Learning entered into a $158 million credit agreement (the “Senior Facility”) consisting of a $30 million revolving credit facility and a $128 million term loan facility. The credit agreement required quarterly principal payments of $0.3 million in respect of the term loan facility. The senior notes were secured by substantially all of Cambium Learning’s personal property. Under the original agreement, the interest rate on the Senior Facility was based upon either the one-, three- or six-month LIBOR rate plus 2.75%.

Due to the permanent waiver of a 2008 financial reporting default, the interest rate on the Senior Facility became the one-, three- or six-month LIBOR or Alternative Base Rate (ABR) plus a spread as determined by Cambium Learning’s credit ratings, subject to a floor on each of the two rates. Based on ratings as of yearend 2010, the spread was LIBOR plus 5.0%. The LIBOR rate could not be less than 3.0%, and the ABR could not be less than 4.0%. As of December 31, 2010, the interest rate on the senior secured notes and the revolving credit facility was 8.0%. The Senior Facility was repaid in full in February 2011.

Senior Unsecured Notes

On April 12, 2007, Cambium Learning entered into a Note Purchase Agreement and sold 11.75% notes due April 11, 2014 (the “Senior Unsecured Notes”), generating gross proceeds of $50 million, in a private placement. The Senior Unsecured Notes were guaranteed by the Company and paid cash interest equal to 10.0% on a quarterly basis. Any additional interest beyond the 10% rate was added to the principal of the notes and was not payable until April 11, 2014. The initial interest rate on the senior unsecured notes was 11.75% per annum. That rate was increased by 200 basis points in connection with the negotiation of the permanent waiver and credit agreement amendments in 2008 and was increased by an additional 50 basis points as of March 31, 2009 by virtue of Cambium’s total leverage ratio (as defined under the senior unsecured notes) exceeding 5.5 to 1 as of March 31, 2009; however, as a result of the merger with VLCY, the total leverage ratio fell below 5.5 to 1 and the rate was decreased by 50 basis points. Thus, as of December 31, 2009, the interest rate on the subordinated notes became 13.75% per annum. The Senior Unsecured Notes were repaid in full in February 2011.

Covenants under the Senior Facility and Senior Unsecured Notes

The Senior Facility included a financial covenant which was a total leverage ratio. The ratio was calculated quarterly using an adjusted EBITDA, which was defined as earnings before interest paid, taxes, depreciation, and amortization, and other adjustments allowed under the terms of the agreement, on a rolling 12-month basis. It also contained customary covenants, including limitations on Cambium Learning’s ability to incur debt, and events of default as defined by the agreement. The Senior Facility also limited Cambium Learning’s ability to pay dividends, to make advances, and otherwise engage in inter-company transactions.

The Senior Unsecured Notes included a financial covenant which required that beginning with the quarter ended March 31, 2009, Cambium Learning maintain as of the end of each fiscal quarter consolidated adjusted EBITDA of not less than $25.0 million, which was defined as earnings before interest paid, taxes, depreciation, and amortization, and other adjustments allowed under the terms of the agreement, on a rolling 12-month basis. The Senior Unsecured Notes also contained customary covenants, including limitations on Cambium Learning’s ability to incur debt.

In the event that Cambium Learning failed to comply with these financial covenants, the Company had the right to make a cash contribution to the capital of Cambium Learning, the aggregate amount not to be in excess of the minimum amount necessary to cure the relevant failure to comply with the financial covenant. Upon receipt by Cambium Learning of such cash, the financial covenant would be recalculated giving effect to the pro forma adjustments. EBITDA would be increased by the amount of cash contributed, solely for the purpose of measuring the financial covenant. This right to make a cash contribution was available for no more than one fiscal quarter in a fiscal year. For the fiscal quarter ended June 30, 2009, Cambium Learning’s total leverage ratio was greater than the maximum permitted 6.5:1, and Cambium Learning’s adjusted EBITDA was less than the minimum required $25 million. As of August 14, 2009, Cambium Learning was in non-compliance with these covenants. On August 14, 2009, the Company notified both its senior secured lenders and senior unsecured note holders that VSS-Cambium Holdings, LLC intended to cure the non-compliance. On August 17, 2009, $3.0 million of capital was contributed to Cambium Learning by its stockholder to fund the cure. On August 20, 2009, the $3.0 million was paid to the senior secured lenders and reduced the principal amount outstanding on Cambium Learning’s senior secured credit agreement.

Amendments to the Senior Facility and Senior Unsecured Notes

Cambium Learning entered into an amendment to each of its credit agreements on October 29, 2009. Since the Senior Facility and the Senior Unsecured Notes Agreement are substantially similar agreements, each of the amendments is substantially similar to the other. The amendments were permitted under the terms of the merger agreement, and provided for the following important modifications to the credit agreements:

•

Change in Control Definition. Prior to the amendment, the original investors in Cambium Learning were required to own or control a majority of the outstanding economic or voting interests of Cambium Learning. This majority threshold was reduced to 35%.

•

VSS Funds Ownership. VSS was not permitted to sell or otherwise transfer any of the Company’s common stock that it directly or indirectly owns, unless it continued to directly or indirectly own or control at least 35% of the outstanding Company common stock, and it had not sold or otherwise transferred, in the aggregate, more than 15% of its Company common stock.

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

•

Exceptions to Restricted Payments. Cambium Learning was prohibited from paying dividends, unless the specific type of payment was permitted. Additional types of payments were permitted to allow the following:

•	Up to $3.0 million to fund public company, administrative, overhead, franchise tax and related costs incurred by the Company; and

•	Up to $750,000 in annual board of director compensation and expenses.

•	The annual monitoring fee previously payable to VSS was eliminated.

•

Permitted Acquisition Basket Reset. The amount of consideration payable in an acquisition was limited under the credit agreements, and the limitations were reset after giving effect to the acquisition of Voyager Expanded Learning by Cambium Learning in connection with the mergers. The limitation was reset to a cumulative $150 million amount, but any single acquisition was limited to $20 million until the ratio of senior secured debt to EBITDA (as calculated under the credit agreements) did not exceed 2.50 to 1.0, and the ratio of total leverage to EBITDA (as calculated under the credit agreements) did not exceed 3.50 to 1.0, at which time the single acquisition limit would be increased to $100 million.

•

Definition of Consolidated EBITDA. The definition of Consolidated EBITDA, which was used for calculating leverage ratios under the senior secured credit agreement, and the minimum EBITDA covenant under the Senior Unsecured Notes Agreement was modified to allow additional add-backs for the following items:

•	Deferred revenue associated with a permitted acquisition;

•	Up to $24.0 million in costs related to the mergers;

•	Up to $2.0 million in costs incurred in closing of locations or lease terminations in connection with the mergers;

•	Up to $5.0 million in severance costs incurred in connection with the mergers;

•	Up to $3.0 million in integration costs incurred connection with the mergers; and

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

In June 2007, the Company entered into an interest rate swap contract, with a notional amount of $39.0 million, which expired in June 2010. Under the agreement, to the extent that LIBOR exceeded a fixed maximum rate, the Company received payments on the notional amount. The Company recognized gains of $1.0 million and $1.4 million for the years ended December 31, 2010 and 2009, respectively, on changes in fair market value of the interest rate swap, which have been included in other income (expense) in the accompanying Consolidated Statements of Operations.

Note 15 — Profit-Sharing, Pension, and Other Postretirement Benefit Plans

Defined Contribution Plans

On January 1, 2010, the Company’s 401(k) plan was consolidated with VLCY’s plan. Under this plan, the Company provides matching contributions of 50% of participant contributions up to 4%. Additionally, the Company may make discretionary contributions based upon exceeding company performance targets of up to 2% of eligible earnings for all employees regardless of participation. The 401(k) matching contribution expense was $0.9 million in 2011 and $0.7 million in 2010.

Prior to 2010, Cambium had a defined contribution retirement plan, the Cambium Learning 401(k) Savings Plan, which conformed to Section 401(k) of the Internal Revenue Code and covered substantially all of Cambium’s eligible employees. Participants elected to contribute a percentage of their compensation subject to an annual limit. Cambium provided a matching contribution in amounts up to 4.5% of employee compensation. The 401(k) matching contribution expense was $0.6 million for the year ended December 31, 2009.

As a result of the acquisition of VLCY, the Company also has contractual obligations under a frozen replacement benefit plan (“RBP”) for a small number of terminated and retired executives and one current employee. Because the RBP is frozen, no participant can make or is entitled to additional contributions. Instead, the Company has accrued a liability totaling $0.6 million and $1.0 million as of yearend 2011 and 2010, respectively, to reflect its estimated future obligation for the RBP. The current portion of the RBP liability, which was $0.1 million and $0.4 million at yearend 2011 and 2010, respectively, is included on the line “Deferred compensation” in Note 10. The long-term portion of the RBP liability, which was $0.5 million and $0.6 million at yearend 2011 and 2010, respectively, is included on the line “Long-term deferred compensation” in Note 11.

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

The net costs of the Company’s defined benefit pension plan for the years ended December 31, 2011, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,
(in thousands)	2011	2010	2009

Interest cost	$543	$584	$36
Recognized net actuarial loss	930	908	(206)

Net pension and other postretirement benefit cost	$1,473	$1,492	$(170)

Obligation and Funded Status

The funded status of the Company’s U.S. defined benefit pension plan at the end of fiscal 2011 and 2010 is as follows:

	September 30,	September 30,
(in thousands)	2011	2010
Change in Benefit Obligation
Benefit obligation, beginning of period	$12,014	$11,734
Interest cost	543	584
Actuarial loss	930	908
Benefits paid	(1,196)	(1,212)

Benefit obligation, end of year	$12,291	$12,014

Change in Plan Assets
Fair value, beginning of period	$—	$—
Company contributions	1,196	1,212
Benefits paid	(1,196)	(1,212)

Fair value, end of year	$—	$—

Unfunded status	$(12,291)	$(12,014)

Accrued benefit cost	$(12,291)	$(12,014)

Amounts recognized in the Consolidated Balance Sheets
Current accrued benefit liability	(1,181)	(1,182)
Non-current accrued benefit liability	(11,110)	(10,832)

Net amount recognized	$(12,291)	$(12,014)

During 2011 and 2010, the Company had net actuarial losses of $0.9 million for its U.S. pension plan, compared to a net actuarial gain of $0.2 million in 2009. These amounts are included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets. Of this amount, the Company expects immaterial amounts to be recognized as a component of net pension cost (income) during 2012.

Plan Assumptions

	September 30,	September 30,
	2011	2010

Discount rate	4.25%	4.75%

The discount rate is determined by analyzing the average returns of high-quality fixed income investments defined as AA-rated or better. The Company also utilizes an interest rate yield curve for instruments with maturities corresponding to the benefit obligations.

Additional Information

For the Company’s U.S. defined benefit pension plan, the projected benefit obligation and accumulated benefit obligation at the end of fiscal 2011 and 2010 are as follows:

	September 30,	September 30,
(in thousands)	2011	2010

Projected benefit obligation	$12,291	$12,014
Accumulated benefit obligation	12,291	12,014

Future Contributions

Total contributions expected to be paid under the Company’s frozen U.S. retirement plans or to the beneficiaries thereof during fiscal 2012 are $1.2 million, consisting of $1.1 million to its U.S. defined benefit plan and $0.1 million to the RBP.

Gross benefit payment obligations under the Company’s continuing defined benefit plans for the next ten years are anticipated to be as follows:

September 30,
(in thousands)	U.S. Retirement Plans (Pension Plan and RBP)

2012	$1,242
2013	1,203
2014	1,131
2015	1,093
2016	1,053
2017 - 2021	4,648

Note 16 — Stockholders’/Members’ Equity

Common Stock

Shares Authorized, Issued, and Outstanding. The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2011, there were 51,161,036 shares of common stock issued, 49,517,529 shares of common stock outstanding, and an additional 4,944,016 shares of common stock reserved for issuance pursuant to the 2009 Equity Incentive Plan.

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

Treasury Stock. In May 2011, the Company entered into a stock purchase agreement with a group of investors. The transaction was settled the same day with the Company purchasing 1,643,507 shares for a total cost of $4.9 million. Upon repurchase these treasury shares are no longer registered shares of the Company. These shares are recorded to the treasury stock line as an offset to common stock and additional paid in capital.

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

In addition, under the Stockholders Agreement, the Company granted VSS a subscription right that would permit them to purchase, at any time and from time to time until December 8, 2011, a number of shares of the Company’s common stock up to the lesser of: (i) 7,500,000 shares of common stock (subject to adjustment in the event of any dividend, stock split, combination or similar recapitalization event); or (ii) the number of shares of common stock that VSS may purchase from time to time during the 24-month subscription period for an aggregate purchase price of $20 million. The purchase price per share in connection with the subscription rights is equal to 90% of the volume weighted average price of the Company’s common stock measured over the ten-trading-day period immediately preceding the issuance and sale of the shares of the common stock. In August 2011, VSS exercised the subscription right in full and purchased 7,246,376 shares of the Company’s common stock at a purchase price of $2.76 per share.

Preferred Stock

Shares Authorized and Outstanding. The Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2011, there are no shares of preferred stock issued or outstanding.

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

Members’ Interest

VSS-Cambium Holdings, LLC. VSS-Cambium Holdings, LLC was formed on January 29, 2007, and on that date entered into a stock purchase agreement that provided for the purchase by VSS-Cambium Holdings, LLC of all of the outstanding stock of Cambium Learning. Each Investor and Executive Member (Member) contributed capital which totaled $144.0 million, including cash and carryover interest, and was issued a membership interest in the Company. The capital contributed was then used to purchase the outstanding stock of Cambium Learning on April 12, 2007. On January 15, 2008, $0.8 million of capital was contributed by a new investor for a membership interest in the Company. $7.0 million in unsecured loans were converted to equity of the Company’s sole stockholder in late August 2008. A capital stock issuance fee of $0.1 million was paid by the Company. In August 2009, the Company’s sole stockholder made a capital contribution of $3.0 million to fund a cure for a debt covenant violation (see Note 14). No future capital contribution is required to the Company by its former Members. At the time of the merger between the Company and VLCY, all membership interests were converted to 20.5 million shares of common stock.

VSS-Cambium Management, LLC. VSS-Cambium Management, LLC (Management LLC) is a Delaware limited liability company formed on February 7, 2007. Management LLC was a member and held up to a $50,000 equity interest in VSS-Cambium Holdings, LLC. Its members were individuals admitted as Management Members including some which were also Members of the Company. Management Members could include employees of and consultants to the Company. Management LLC was authorized to sell a total of 100,000 Management LLC units. As of December 8, 2009 and December 31, 2008, 65,762 units for a total of $32,881 had been sold and distributed to certain employees of Cambium. The units were valued at $0.50 per unit and reflect the fair value at the date of purchase as determined by the Company’s Board of Managers. There are no further obligations related to these units.

Note 17 — Stock-Based Compensation and Expense

The total amount of pre-tax expense for stock-based compensation recognized in the years ended December 31, 2011, 2010 and 2009 was $1.3 million, $1.1 million, and $2.3 million, respectively. The stock-based compensation expense was allocated as follows:

	September 30,	September 30,	September 30,
(in thousands)	2011	2010	2009

Cost of revenues	$60	$58	$—
Research and development expense	119	123	—
Sales and marketing expense	146	136	—
General and administrative expense	963	768	2,259

Total	$1,288	$1,085	$2,259

As of December 31, 2011, the Company has one stock-based compensation plan, which is described below. The total income tax expense recognized for book purposes in the consolidated statement of operations related to stock-based compensation was zero for the years ended December 31, 2011, 2010, and 2009. The total tax benefit realized was zero for all years presented.

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

Warrant

In connection with the completion of the merger with VLCY on December 8, 2009, the Company issued to VSS-Cambium Holdings III, LLC a warrant to purchase shares of the Company’s common stock (the “Holdings Warrant”). As of December 31, 2011, the Holdings Warrant was exercisable for 606,723 shares of the Company’s common stock at an exercise price of $0.01 per share. The Holdings Warrant expires on December 8, 2014. The number of shares of common stock issuable pursuant to the Holdings Warrant may increase in the future upon the occurrence of certain events described below. The number of shares of the Company’s common stock issuable under the Holdings Warrant is based upon the calculation of three separate amounts, described herein as the Cambium Specified Asset Recoupment Amount, the Additional Share Amount and the Formula Amount. The 606,723 shares that are exercisable, or will be exercisable upon issuance, represent 151,493 shares originating from the Cambium Specified Asset Recoupment Amount and 455,230 shares originating from the Formula Amount, which are summarized as follows:

• The Cambium Specified Asset Recoupment Amount is based upon the net amount of recoveries that the Company receives or received on and after June 1, 2009, including periods after the effective time of the mergers, with respect to the embezzlement matter that was discovered in April 2008. As of December 31, 2011, the Company has received net recoveries of approximately $2.2 million with respect to this matter, although the actual amount of net recoveries that the Company will ultimately receive is not known at this time. The Cambium Specified Asset Recoupment Amount equals 0.45 multiplied by the quotient of the aggregate net recoveries divided by $6.50. Therefore as of December 31, 2011, 151,493 shares are exercisable, or will be exercisable upon issuance, under the Holdings Warrant related to the Cambium Specified Asset Recoupment Amount. In accordance with applicable accounting guidance for distinguishing liabilities from equity, this award is recorded as a liability in the other liabilities line on the Consolidated Balance Sheets and measured at fair value. The initial recording and any subsequent increases in the value of the award attributable to embezzlement recoveries is recorded to embezzlement loss on the Consolidated Statements of Operations. Subsequent changes in fair value are recorded to general and administrative expense. The warrant was valued at $0.5 million on December 31, 2011 with the Black-Scholes pricing model. Due to the low exercise price of the warrants, the model assumptions do not significantly impact the valuation.

• The Additional Share Amount was calculated over a period commencing at the effective time of the mergers with VLCY and Cambium and ending two years thereafter. The Additional Share Amount was equal to the number of shares of VLCY common stock, if any, that were surrendered upon consummation of the VLCY merger in excess of the sum of the 29,874,145 shares that were known to be outstanding plus the number of shares of VLCY common stock that were issued upon the exercise of options known to be outstanding. Following completion of the merger with VLCY, 29,999 shares of VLCY common stock in excess of 29,874,145 shares were surrendered and, pursuant to the merger agreement, the number of shares of the Company’s common stock issuable to VSS-Cambium Holdings III, LLC was adjusted to increase the number of shares it received. At the effective time of the merger with VLCY all outstanding stock options were terminated. Thus, no Holdings Warrant was issued with respect to any shares relating to the Additional Share Amount.

• The Formula Amount added shares to the Holdings Warrant only if, prior to completion of the mergers with Cambium and VLCY, equity cure payments were made under Cambium’s existing credit agreements, debt was retired under those agreements or payments were made to obtain default-related waivers under those agreements. The only applicable event was an equity cure payment of $3.0 million made in August 2009 (see Note 14). The Formula Amount equals the equity cure payment of $3.0 million divided by $6.50, or 455,230 shares. Thus, 455,230 shares of the Company’s common stock are currently exercisable under the Holdings Warrant with respect to the Formula Amount. In accordance with applicable accounting guidance for distinguishing liabilities from equity, this award is recorded to equity with the offset to the capital contribution made to affect the debt cure.

Subscription Right

In connection with the merger with VLCY, the Company granted VSS a subscription right that permitted them to purchase, at any time and from time to time until December 8, 2011, a number of shares of common stock up to the lesser of:

• 7,500,000 shares of common stock (subject to adjustment in the event of any dividend, stock split, combination or similar recapitalization event); or

• the number of shares of common stock that VSS may purchase from time to time during the 24-month subscription period for an aggregate purchase price of $20.0 million (based upon the per share purchase price described below).

The purchase price per share in connection with the subscription rights is equal to 90% of the volume weighted average price of the common stock measured over the ten-trading-day period immediately preceding the issuance and sale of the shares of common stock. These rights were accounted for as equity with the offsetting grant date fair value of $2.2 million recorded to general and administrative expense during 2009. In August 2011, VSS exercised the subscription right in full and purchased 7,246,376 shares of the Company’s common stock at a purchase price of $2.76 per share.

Fair Value of Stock Option and SAR Grants

The fair value of each stock-based compensation award granted is estimated on the date of grant using the Black-Scholes option-pricing model.

In connection with the merger with VLCY, the Company issued conversion stock options to purchase 105,910 shares and conversion SARs with respect to 200,000 shares. These were issued in replacement of share-based awards held by employees of VLCY that were required to be converted into rights or options for shares of the Company with the same terms and conditions that were applicable to the rights or options for VLCY shares, including exercise prices ranging from $8.55 to $36.00 per share. The conversion SARs are recorded as a liability at December 31, 2011 in accrued expenses on the Consolidated Balance Sheets. In 2010 and 2009, the conversion SARs are recorded in other liabilities on the Consolidated Balance Sheets. For more information see Note 4. The following assumptions were used during 2009 to estimate the fair value of conversion awards:

September 30,
2009

Expected stock volatility	35.00%
Risk-free interest rate	1.02%
Expected years until exercise	0.10 - 2.56
Dividend yield	0.00%

The following assumptions were used during 2009 to estimate the fair value of other awards:

September 30,
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

September 30,
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

During the year ended December 31, 2011, the Company granted 872,500 options under the Incentive Plan with a total grant date fair value, net of forecasted forfeitures, of $0.6 million. Of these options 816,875 have a per-share exercise price equal to $4.50 and 55,625 have a per-share exercise price equal to $6.50. 500,000 of the options with a per-share exercise price of $4.50 vest daily over a four-year service period while the remainder of the options granted in 2011 vest equally on the anniversary of the grant date over a four-year service period. The term of each of the options is ten years from the date of grant. The following assumptions were used in the Black-Scholes option-pricing model to estimate the fair value of these awards:

September 30,
2011

Expected stock volatility	35.00%
Risk-free interest rate	1.25% - 2.50%
Expected years until exercise	6.25
Dividend yield	0.00%

During 2011, 296,920 of the options granted on December 8, 2009; 249,620 of the options granted on January 27, 2010; 1,505 of the options granted on May 25, 2010; and 13,860 of the options granted on February 1, 2011 were forfeited.

Due to a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company used the simplified method as described in applicable accounting guidance for stock-based compensation to estimate the expected years until exercise on new awards.

Restricted Stock

Restricted common stock awards of 6,000 and 4,000 shares were issued during the first and second quarters of 2010, respectively. The restrictions on the common stock awards will lapse one year from the anniversary of the grant date or upon a change in control of the Company for the 6,000 share grant and equally over a four-year period on the anniversary of the grant date or upon a change in control of the Company for the 4,000 share grant. These awards were valued based on the Company’s closing stock price on the date of grant. Expense of $25 thousand was recorded to general and administrative expense for the year ended December 31, 2010. During 2011, the restrictions lapsed on 7,000 shares of the restricted stock awards granted in 2010.

During 2011, restricted common stock awards of 45,984 shares were issued. The restrictions on the common stock awards will lapse one year from the date of grant or upon a change in control of the Company. These awards were valued based on the Company’s closing stock price on the date of grant. Expense of $0.1 million was recorded to general and administrative expense for the year ended December 31, 2011.

Summary of Stock Option and SAR Activity

A summary of the stock option, stock appreciation right and restricted stock transactions for the year ended December 31, 2011 is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Stock Option Grantees		SAR Grantee		Restricted Stock
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Grant Date
	(000s)	Price	(000s)	Price	(000s)	Fair Value
Awards outstanding at December 31, 2010	3,757	$5.01	200	$8.55	10	$3.90
For the year ended December 31, 2011:
Granted	873	4.63	—	—	46	3.33
Exercised/Restricted Stock Vested	—	—	—	—	7	3.89
Forfeited/cancelled	562	5.00	—	—	—	—

Awards outstanding at December 31, 2011	4,068	$4.93	200	$8.55	49	$3.36

Awards exercisable at December 31, 2011	1,801	$5.00	200	$8.55

Weighted average fair value of awards granted during the year ended December 31, 2011	$0.77		$—

A summary of the nonvested stock option transactions for the year ended December 31, 2011 is as follows:

	September 30,	September 30,
		Weighted
		Average
	Shares	Grant Date
	(000s)	Fair Value

Nonvested awards outstanding at December 31, 2010	2,820	$1.21

For the year ended December 31, 2011:
Granted	873	0.77
Vested	908	1.24
Forfeited/cancelled	518	1.22

Nonvested awards outstanding at December 31, 2011	2,267	$1.07

The total intrinsic value of options and SARs outstanding and exercisable as of December 31, 2011, 2010, and 2009 was zero. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $3.02 of the Company’s common stock on December 31, 2011. The total grant date fair value of stock options granted during the years ended December 31, 2011, 2010, and 2009 was $0.6 million, $2.0 million and $2.4 million, respectively. The total grant date fair value of restricted stock awards granted during the years ended December 31, 2011 and 2010 was $0.2 million and $0.1 million, respectively.

As of December 31, 2011, the total future compensation cost related to unvested stock options and restricted stock not yet recognized in the consolidated statements of operations was $2.2 million. Of that total, $1.0 million, $0.9 million, $0.2 million and $0.1 million will be recognized in 2012, 2013, 2014, and 2015, respectively. To the extent the forfeiture rate is different than anticipated, stock-based compensation related to these awards will be adjusted in accordance with applicable accounting guidance for stock based compensation.

The following tables provide additional information with respect to stock options and stock appreciation rights outstanding at the end of fiscal 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Awards Outstanding			Awards Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number	Remaining	Average	Number	Remaining	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Contractual	Exercise
Exercise Price	(000’s)	Life (Years)	Price	(000’s)	Life (Years)	Price

$4.50 and below	3,138	7.8	$4.50	1,335	6.4	$4.50
$4.51 - $6.50	930	7.3	6.36	466	6.5	6.43
$6.51 - $8.55	200	0.3	8.55	200	0.3	8.55

	4,268	7.3	$5.10	2,001	5.8	$5.35

Securities Authorized for Issuance

Securities authorized for issuance under equity compensation plans at December 31, 2011 are as follows:

	September 30,	September 30,	September 30,
(in thousands, except per share amounts)			Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance
	outstanding options	outstanding options	under equity
Plan Category	and rights	and rights	incentive plan (a)

Equity compensation plans approved by security holders	4,268	$5.10	676

Equity compensation plans not approved by security holders	—	—	—

Total	4,268	$5.10	676

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights,” and issued restricted stock.

Note 18 — Restructuring

As a result of the merger with VLCY on December 8, 2009, the Company reduced its combined work force and closed VLCY’s Dallas, Texas distribution facility and transferred all inventory to the Company’s distribution facility in Frederick, Colorado. The following table summarizes the restructuring plan:

	September 30,	September 30,	September 30,	September 30,
(in thousands)	Total Amount Expected to be Incurred	Total Incurred as of December 31, 2011	Incurred in Year Ended December 31, 2011	Incurred in Year Ended December 31, 2010

One-time termination benefits	$1,260	$1,260	$(26)	$743

Warehouse move costs	570	570	—	570

	$1,830	$1,830	$(26)	$1,313

The one-time termination benefits were recorded to the following line items in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, respectively: ($0.1) million, $0.3 million, and $0.1 million to Cost of Revenues; zero, $0.3 million, and $0.3 million to General and Administrative; and zero, $0.2 million, and $0.1 million to Sales and Marketing. The warehouse move costs were recorded in Cost of Revenues.

The change in the accruals for restructuring-related costs, which does not impact a segment and so is included in unallocated shared services, for the years ended December 31, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,
	One-Time Termination Benefits		Warehouse Move Costs
(in thousands)	2011	2010	2010

Beginning Accrual	$85	$505	$—

Accrual changes	(26)	743	570

Payments made	(59)	(1,163)	(570)

Ending Accrual	$—	$85	$—

In late 2011, the Company launched a reengineering and restructuring initiative to align its organizational and cost structure to its strategic goals. The financial goal of these actions is to provide savings to both improve earnings and to fund re-investment in growth areas of the business. Severance costs of $1.2 million were incurred in the fourth quarter of 2011 and the majority of the remaining costs are expected to be incurred in 2012. Reengineering and restructuring activities will be assessed and enacted throughout 2012 and are expected to include:

•	Obtaining new leadership and employee skill sets that support the transformation of the Company to focus more heavily on technology solutions and services and other strategic objectives;

•

Outsourcing warehouse operations to a third party logistics provider, which will allow the Company to take advantage of a lower and more variable cost structure for its print based products, as well as locate operations closer to the geographic center of its nationwide customer base;

•	Rationalizing facilities space by consolidating facilities and subleasing entire or partial facilities where feasible;

•	Assessing and implementing projects to improve cost efficiencies and enhance the customer experience throughout the order to cash and service delivery processes; and

•	Other reductions as needed to improve the Company’s cost structure.

In February 2012, the Company announced a plan to outsource its warehouse operations to a third party logistics provider, OHL, and to cease use of a leased facility in Frederick, Colorado that includes its warehouse and other office space. Warehouse operations in Frederick are expected to be transferred to OHL and the facility be made available for sublease in the quarter ending June 30, 2012. The Company expects to incur approximately $4.6 million to $5.6 million in total expenses related to these exit activities. Of this amount, between $3.9 million and $4.7 million will be non-cash impairment charges for the facility and warehouse related assets. The Company also expects to incur between $0.7 million and $0.9 million in cash expenses associated with transferring inventory to OHL, preparing the facility for sublease, and one-time employee termination benefits. Additionally, the Company expects to incur approximately $0.1 million in capitalizable expenses associated with integrating its systems with OHL’s. These charges will predominantly be recorded in the quarters ending March 31, 2012 and June 30, 2012.

Aside from the outsourcing of warehouse operations and the $1.2 million of severance incurred in 2011, other one-time costs for reengineering and restructuring activities are expected to range between $1.5 and $2.0 million. Approximately $0.5 million to $0.7 million of these charges are related to rationalizing facilities space, including both cash and non-cash items. In addition to the costs expected to be recorded in the Consolidated Statements of Operations, the Company expects to spend approximately $0.3 million to $0.4 million on capital expenditures that support these other reengineering and restructuring efforts.

The total expense for all reengineering and restructuring initiatives from the fourth quarter of 2011 through the end of 2012 is expected to be between $7.5 and $8.5 million, including both cash and non-cash items, and capital expenditures are expected to be between $0.4 and $0.5 million. The targeted annual cash savings from all reengineering and restructuring activities is expected to range from $6.0 to $8.0 million annually by 2013.

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

The Company had a potential indemnification liability related to state income taxes and related interest that had been assessed against PQIL. On August 27, 2010, PQIL received a decision and order of determination from the Michigan taxing authority. According to the determination of the Michigan taxing authority, PQIL was liable to the State of Michigan for unpaid taxes and interest in the amount of approximately $10.4 million. In order to expedite resolution of this matter and access the Michigan Court of Claims, the Company paid this indemnification liability to the state of Michigan on behalf of PQIL on September 7, 2010 and filed an action in the Michigan Court of Claims to pursue a refund of the assessment. On November 16, 2011, the Court of Claims in Michigan ruled in favor of the Company’s motion for summary judgment. The Michigan state taxing authority has since appealed the decision of the Court of Claims to the Michigan Court of Appeals.

As management believes it is more likely than not that the Company’s position will ultimately be upheld, a tax receivable for the expected refund plus statutory interest is recorded in other assets on the Consolidated Balance Sheets totaling $11.0 million and $10.4 million as of December 31, 2011 and 2010, respectively.

This indemnification liability was identified as an agreed contingency for purposes of the CVRs issued as part of the VLCY merger consideration. In accordance with the terms of the merger agreement, dated June 20, 2009, fifty percent (50%) of any amount that is paid or due and payable with respect to each agreed contingency would offset payments due under the CVRs from an amount held for such payments by Wells Fargo Bank, N.A., as escrow agent, in an escrow account. Upon payment of the approximately $10.4 million, the Company requested a disbursement to the Company from the escrow account in an amount equal to fifty percent (50%) of the payment, or approximately $5.2 million. This cash disbursement was received by the Company during the third quarter of 2010. On September 20, 2010, the Company amended the merger agreement and the escrow agreement to extend the term of the escrow agreement until the later of the full distribution of the escrow funds or the final resolution of the agreed contingency. The final resolution of the tax litigation or potential settlement could result in a total refund from the taxing authority to the Company ranging from zero to approximately $11.0 million as of December 31, 2011, and 50% of any such refund would in turn be payable to the holders of the CVRs. As of December 31, 2011, the Company has recorded $5.0 million as a component of the CVR liability related to this agreed upon contingency, which is an estimate of the fair value based on a probability-weighted cash flow analysis using management assumptions related to the likelihood of the ultimate cash outflows. If PQIL’s position is not ultimately upheld, the Company could incur non-cash charges of up to $10.4 million of indemnification expense and a $0.6 million reduction in interest income in future periods on its Statements of Operations, partially offset by the related $5.0 million reduction to the CVRs liability.

The Court of Claims in Michigan also ruled in the Company’s favor on two other tax matters that could result in a refund of up to $0.8 million, plus statutory interest. These potential tax refunds would be retained by the Company and are not subject to payment to the holders of the CVRs.

From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business. These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. As of December 31, 2011, these open purchase commitments totaled $0.6 million.

The Company has letters of credit outstanding as of December 31, 2011 in the amount of $2.9 million to support workers’ compensation insurance coverage, certain credit card programs, the build-to-suit lease, and performance bonds for certain contracts. The Company maintains a $1.1 million certificate of deposit as collateral for the workers’ compensation insurance and credit card program letters of credit and for Automated Clearinghouse (ACH) programs. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificate of deposit and money market fund investment are recorded in other assets.

Note 20 — Related Party Transactions

Agreements with VSS

Jeffrey Stevenson and Scott Troeller, each of whom serves on the Company’s board of directors, are both partners of VSS. Funds managed by VSS own a majority of the equity interests of VSS-Cambium Holdings III, LLC, which holds approximately 64% of the Company’s outstanding common stock. As such, VSS-Cambium Holdings III, LLC has the ability to determine the outcome of matters submitted to the Company’s stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets, and will likely have the ability to control the Company’s management, affairs and operations.

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

Pursuant to the management services agreement, Cambium Learning paid VSS an annual monitoring fee of $0.2 million, plus out-of-pocket expenses, payable semi-annually in arrears, in exchange for these services. Cambium Learning expensed $0.2 million for monitoring fees in the year ended December 31, 2009. The management services agreement was terminated on December 8, 2009, at the effective time of the mergers, and VSS is no longer compensated under such agreement.

Pursuant to an agreement with an affiliate of VSS, Cambium Learning was obligated to pay such VSS affiliate fees in the event that additional equity or debt financings were completed by Cambium Learning. On December 8, 2009, that fee agreement was replaced by a consulting fee agreement between the Company and VSS entitling VSS to the following fees: (i) a fee equal to 1% of the gross proceeds of any debt or equity financing by the Company, and (ii) a fee equal to 1% of the enterprise value of any entities acquired or disposed of by the Company. During 2011, the Company issued payments to VSS under this agreement of $1.75 million in connection with the debt refinancing and $0.1 million as a result of the Class.com acquisition. These obligations will remain in effect until the earlier of the date on which funds managed by VSS cease to beneficially own at least 10% of the Company’s outstanding common stock or, unless the Company’s audit committee renews the consulting fee agreement, January 1, 2015.

The Company incurred $3.0 million to an affiliate of VSS at the closing of the mergers in consideration of providing advisory services with respect to the transaction. Of this fee, $1.0 million was paid in cash at closing, and the balance became payable when Cambium Learning’s ratio of total outstanding debt to adjusted EBITDA dropped below 3.0:1, which was achieved with the Company’s calculation for the year ended December 31, 2009, submitted to the debt holder in March 2010. The remaining balance was paid in 2010. Three-quarters of the remaining balance was allocated pro rata among VSS and certain of the members of VSS-Cambium Holdings III, LLC.

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

Subscription Rights. VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS had the right, at any time and from time to time until December 8, 2011, to purchase a number of shares of the Company’s common stock up to the lesser of: (i) 7,500,000 shares of common stock (subject to adjustment in the event of any dividend, stock split, combination or similar recapitalization event); or (ii) the number of shares of common stock that VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS could purchase from time to time during the 24-month subscription period for an aggregate purchase price of $20,000,000. The purchase price per share in connection with the subscription rights is equal to 90% of the volume weighted average price of the Company’s common stock measured over the ten-trading-day period immediately preceding the issuance and sale of the shares the Company’s common stock. In August 2011, VSS exercised the subscription right in full and purchased 7,246,376 shares of the Company’s common stock at a purchase price of $2.76 per share.

Note 21 — Segment Reporting

The Company’s geographic area of operation is predominantly the United States. Export or foreign sales to locations outside the United States for the years ended December 31, 2011, 2010, and 2009 accounted for 6%, 6%, and 12% of total revenues, respectively, with 4%, 5%, and 7%, respectively, of total sales shipped to Canada. No single customer accounts for more than 10% of consolidated net revenues for any of the years presented. For the year ended December 31, 2010, one school district constituted approximately 32% of the Company’s accounts receivable. The amount due from this customer was paid subsequent to yearend. No other customer accounted for more than 10% of the accounts receivable balance for the years ended December 31, 2011, 2010 or 2009. Although the loss of a single customer or a few customers would not have a material adverse effect on the Company’s business, schedules of school adoptions and market acceptance of the Company’s products can materially affect year-to-year revenue performance. The Company evaluates the performance of its operating segments based on income (loss) from operations before depreciation and amortization, interest income and expense, income taxes, and nonrecurring and extraordinary items. The significant accounting policies of the reportable segments are the same as those for the Company. There were no inter-segment revenues or transfers.

Prior to the merger transaction completed on December 8, 2009, the Company had two reportable segments: Published Products and Learning Technologies. Subsequent to the merger transaction, the Company operates as three reportable segments with separate management teams and infrastructures that offer various products and services, as follows:

Voyager:

Voyager offers reading, math, professional development programs, and online courseware and credit recovery targeted towards the at-risk and special education student populations. Voyager provides strategic and intensive comprehensive interventions that are adaptive to the needs of diverse populations. Voyager’s research-based instructional materials, support services and educational technology help accelerate struggling students to grade-level proficiency, with the goal to increase graduation rates.

Sopris Learning:

Sopris Learning supplemental products focus on the full spectrum of academic support utilizing print and technology based supplemental solutions—including assessments, literacy and mathematics interventions, positive behavior supports, and professional development. Whether implemented in a single classroom, school-wide, or district-wide, Sopris Learning supplements have been proven to strengthen core instruction and to quickly and positively impact the academic achievement of students in all key areas of instruction. When compared to products offered by the Company’s other business units, Sopris Learning products tend to be more tightly tailored to specific skills and target a smaller, more specific audience.

Cambium Learning Technologies:

Cambium Learning Technologies utilizes technology to deliver subscription-based websites, online libraries, software and equipment designed to help students reach their potential in grades K through 12 and beyond. Cambium Learning Technologies products are offered under four different industry leading brands: Learning A-Z, ExploreLearning, Kurzweil Educational Systems and IntelliTools.

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

	September 30,	September 30,	September 30,	September 30,	September 30,
(in thousands)	Voyager	Sopris Learning	Cambium Learning Technologies	Other	Consolidated

Year ended December 31, 2009
Product revenues	$44,329	$23,431	$22,625	$—	$90,385
Service revenues	8,594	1,754	315	—	10,663

Net revenues	52,923	25,185	22,940	—	101,048
Cost of product revenues	10,678	6,350	2,537	26	19,591
Cost of service revenues	5,992	1,093	172	—	7,257
Amortization	—	—	—	17,527	17,527

Total cost of revenues	16,670	7,443	2,709	17,553	44,375
Other operating expenses	19,836	10,008	8,996	22,170	61,010
Embezzlement and related expense	—	—	—	129	129
Goodwill impairment	—	—	—	9,105	9,105
Depreciation and amortization	—	—	—	9,723	9,723
Net interest expense	—	—	—	19,477	19,477
Other expense, net	—	—	—	698	698
Income tax benefit	—	—	—	(7,704)	(7,704)

Segment net income (loss)	$16,417	$7,734	$11,235	$(71,151)	$(35,765)

Year ended December 31, 2010
Product revenues	$100,412	$22,249	$38,117	$—	$160,778
Service revenues	17,527	2,487	468	—	20,482

Net revenues	117,939	24,736	38,585	—	181,260
Cost of product revenues	29,340	6,514	4,334	1,395	41,583
Cost of service revenues	16,455	1,225	628	—	18,308
Amortization	—	—	—	28,511	28,511

Total cost of revenues	45,795	7,739	4,962	29,906	88,402
Other operating expenses	37,621	7,750	18,684	19,917	83,972
Embezzlement and related expense (recoveries)	—	—	—	(353)	(353)
Depreciation and amortization	—	—	—	9,154	9,154
Net interest expense	—	—	—	17,292	17,292
Other income, net	—	—	—	(674)	(674)
Income tax benefit	—	—	—	(583)	(583)

Segment net income (loss)	$34,523	$9,247	$14,939	$(74,659)	$(15,950)

	September 30,	September 30,	September 30,	September 30,	September 30,
(in thousands)	Voyager	Sopris Learning	Cambium Learning Technologies	Other	Consolidated

Year ended December 31, 2011
Product revenues	$78,705	$24,148	$48,993	$—	$151,846
Service revenues	17,078	2,836	498	—	20,412

Net revenues	95,783	26,984	49,491	—	172,258
Cost of product revenues	23,502	6,377	4,121	2	34,002
Cost of service revenues	16,588	1,784	791	—	19,163
Amortization	—	—	—	27,799	27,799

Total cost of revenues	40,090	8,161	4,912	27,801	80,964
Other operating expenses	31,660	9,148	22,197	18,390	81,395
Embezzlement and related expense (recoveries)	—	—	—	(3,096)	(3,096)
Goodwill impairment	—	—	—	37,618	37,618
Depreciation and amortization	—	—	—	7,224	7,224
Net interest expense	—	—	—	18,431	18,431
Other income, net	—	—	—	(848)	(848)
Income tax expense	—	—	—	11	11

Segment net income (loss)	$24,033	$9,675	$22,382	$(105,531)	$(49,441)

Note 22 — Interim Financial Information (Unaudited)

The following table presents the Company’s quarterly results of operations for fiscal 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,	September 30,
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2011
Net revenues	$30,695	$57,191	$52,906	$31,466	$172,258
Cost of revenues	10,967	17,819	16,318	8,061	53,165
Other operating expenses	25,346	30,367	28,419	66,808	150,940
Earnings (loss) before income taxes	(9,660)	4,125	3,219	(47,114)	(49,430)
Income tax (expense) benefit	(97)	(318)	(155)	559	(11)
Net income (loss)	$(9,757)	$3,807	$3,064	$(46,555)	$(49,441)

Basic income (loss) per share	$(0.22)	$0.09	$0.07	$(0.93)	$(1.07)
Diluted income (loss) per share	$(0.22)	$0.09	$0.07	$(0.93)	$(1.07)

2010
Net revenues	$28,222	$47,901	$56,607	$48,530	$181,260
Cost of revenues	11,312	15,217	18,021	15,341	59,891
Other operating expenses	31,887	30,128	30,441	28,828	121,284
Earnings (loss) before income taxes	(19,355)	(2,143)	3,938	1,027	(16,533)
Income tax (expense) benefit	(85)	(34)	8	694	583
Net income (loss)	$(19,440)	$(2,177)	$3,946	$1,721	$(15,950)

Basic income (loss) per share	$(0.44)	$(0.05)	$0.09	$0.04	$(0.36)
Diluted income (loss) per share	$(0.44)	$(0.05)	$0.09	$0.04	$(0.36)

The net loss for the fourth quarter of 2011 includes a goodwill impairment charge of $37.6 million.

Note 23 — Subsidiary Guarantor Financial Statements (Unaudited)

The following tables present condensed consolidated financial information as of December 31, 2011 and 2010 and for the twelve month periods ended December 31, 2011, 2010 and 2009 for: (a) the Company without its consolidated subsidiaries (the “Parent Company”); (b) on a combined basis, the guarantors of the Notes, which include Cambium Learning, Inc., Cambium Education, Inc., LAZEL, Inc., and Kurzweil/IntelliTools, Inc. (the “Subsidiary Guarantors”); and (c) Voyager Learning Company (the “Non-Guarantor Subsidiary”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and the Company believes such separate statements or disclosures would not be useful to investors.

Condensed Statement of Operations

Twelve Months Ended December 31, 2011

(In thousands)

(unaudited)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$—	$172,258	$—	$—	$172,258

Total costs and expenses	4,342	198,675	1,088	—	204,105

Loss before interest, other income (expense)and income taxes	(4,342)	(26,417)	(1,088)	—	(31,847)

Net interest income (expense), net	(16,183)	(3,018)	770	—	(18,431)
Other income, net	—	848	—	—	848
Income tax expense	—	(11)	—	—	(11)

Net loss	$(20,525)	$(28,598)	$(318)	$—	$(49,441)

Condensed Statement of Operations

Twelve Months Ended December 31, 2010

(In thousands)

(unaudited)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$—	$181,260	$—	$—	$181,260

Total costs and expenses	(514)	180,721	968	—	181,175

Income (loss) before interest, other income (expense)and income taxes	514	539	(968)	—	85

Net interest expense	—	(17,240)	(52)	—	(17,292)
Other income, net	—	674	—	—	674
Income tax benefit	—	583	—	—	583

Net income (loss)	$514	$(15,444)	$(1,020)	$—	$(15,950)

Condensed Statement of Operations

Twelve Months Ended December 31, 2009

(In thousands)

(unaudited)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$—	$101,048	$—	$—	$101,048

Total costs and expenses	—	124,285	57	—	124,342

Loss before interest, other income (expense) and income taxes	—	(23,237)	(57)	—	(23,294)

Net interest expense	—	(19,477)	—	—	(19,477)
Other expense, net	—	(698)	—	—	(698)
Income tax benefit	—	7,704	—	—	7,704

Net loss	$—	$(35,708)	$(57)	$—	$(35,765)

Condensed Balance Sheet

As of December 31, 2011

(In thousands)

(unaudited)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Investment in subsidiaries	$252,333	$—	$—	$(252,333)	$—
Other assets	214,311	355,628	20,535	(220,794)	369,680

Total assets	$466,644	$355,628	$20,535	$(473,127)	$369,680

Total liabilities	$210,295	$269,217	$20,892	$(220,794)	$279,610
Total stockholders’ equity	256,349	86,411	(357)	(252,333)	90,070

Total liabilities and stockholders’ equity	$466,644	$355,628	$20,535	$(473,127)	$369,680

Condensed Balance Sheet

As of December 31, 2010

(In thousands)

(unaudited)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Investment in subsidiaries	$252,333	$—	$—	$(252,333)	$—
Other assets	21,791	346,998	22,963	(8,690)	383,062

Total assets	$274,124	$346,998	$22,963	$(261,023)	$383,062

Total liabilities	$13,679	$231,989	$22,072	$(8,690)	$259,050
Total stockholders’ equity	260,445	115,009	891	(252,333)	124,012

Total liabilities and stockholders’ equity	$274,124	$346,998	$22,963	$(261,023)	$383,062

Condensed Statement of Cash Flows

Twelve Months Ended December 31, 2011

(In thousands)

(unaudited)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(179,686)	$223,326	$—	$—	$43,640
Net cash used in investing activities	(1,993)	(18,472)	—	—	(20,465)
Net cash provided by (used in) financing activities	181,748	(153,563)	—	—	28,185

Increase in cash and cash equivalents	69	51,291	—	—	51,360
Cash and cash equivalents, beginning of period	5,219	6,612	—	—	11,831

Cash and cash equivalents, end of period	$5,288	$57,903	$—	$—	$63,191

Condensed Statement of Cash Flows

Twelve Months Ended December 31, 2010

(In thousands)

(unaudited)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net cash provided by operating activities	$788	$20,471	$—	$—	$21,259
Net cash used in investing activities	(1,106)	(13,335)	—	—	(14,441)
Net cash used in financing activities	(963)	(7,369)	—	—	(8,332)

Decrease in cash and cash equivalents	(1,281)	(233)	—	—	(1,514)
Cash and cash equivalents, beginning of period	6,500	6,845	—	—	13,345

Cash and cash equivalents, end of period	$5,219	$6,612	$—	$—	$11,831

Condensed Statement of Cash Flows

Twelve Months Ended December 31, 2009

(In thousands)

(unaudited)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(11,595)	$(539)	$14,068	$—	$1,934
Net cash (used in) provided by investing activities	(9,864)	10,840	(14,068)	—	(13,092)
Net cash provided by (used in) financing activities	27,959	(5,874)	—	—	22,085

Increase in cash and cash equivalents	6,500	4,427	—	—	10,927
Cash and cash equivalents, beginning of period	—	2,418	—	—	2,418

Cash and cash equivalents, end of period	$6,500	$6,845	$—	$—	$13,345

Note 24 — Subsequent Events

On February 15, 2012, the Company’s Board of Directors approved a plan to outsource the Company’s warehouse operations to a third party logistics provider, OHL, and to cease use of the leased facility in Frederick, Colorado that includes its warehouse and other office space. Warehouse operations in Frederick are expected to be transferred to OHL and the facility be made available for sublease in the quarter ending June 30, 2012. Outsourcing of warehouse operations to OHL will allow the Company to take advantage of a lower and more variable cost structure for the Company’s print-based products as well as locate the operations closer to the geographic center of the Company’s nationwide customer base.

The Company expects to incur approximately $4.6 million to $5.6 million in total expenses related to these exit activities. Of this amount, between $3.9 million and $4.7 million will be non-cash impairment charges for the facility and warehouse related assets. The Company also expects to incur between $0.7 million and $0.9 million in cash expenses associated with transferring inventory to OHL, preparing the facility for sublease, and one-time employee termination benefits. Additionally, the Company expects to incur approximately $0.1 million in capitalizable expenses associated with integrating the Company’s systems with OHL’s. These charges will predominantly be recorded in the quarters ending March 31, 2012 and June 30, 2012.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework. Through management’s assessment, management did not identify any material weaknesses in the Company’s internal control over financial reporting as of December 31, 2011.

As a result of the assessment discussed above, management of the Company has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Whitley Penn LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011, which is included herein.

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

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the Company’s 2012 Annual Meeting of Stockholders expected to be held May 16, 2012 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the year covered by this Annual Report on Form 10-K (the “Proxy Statement”). Certain information regarding the Company’s executive officers is set forth in Part I — Item 1 — Business.

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

(a) 1. Financial statements:

The following Consolidated Financial Statements of Cambium Learning Group, Inc. are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Balance Sheets at December 31, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Stockholders’ and Members’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009

•	Notes to the Consolidated Financial Statements

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

Exhibit Number	Description

*2.1	Agreement and Plan of Mergers, dated as of June 20, 2009, among Cambium Learning Group, Inc., Voyager Learning Company, VSS-Cambium Holdings II Corp., Consonant Acquisition Corp., Vowel Acquisition Corp. and Vowel Representative, LLC. (incorporated by reference to Annex A to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

*2.2	Amendment No. 1, dated September 20, 2010, to Agreement and Plan of Mergers, by and among Cambium Learning Group, Inc., Voyager Learning Company, Vowel Acquisition Corp., VSS-Cambium Holdings II Corp., Consonant Acquisition Corp. and Vowel Representative, LLC (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 20, 2010 (File No. 001-34575)).

*3.1	Second Amended and Restated Certificate of Incorporation of Cambium Learning Group, Inc. (formerly known as Cambium-Voyager Holdings, Inc.) (incorporated by reference to Annex C to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

*3.2	Amended and Restated Bylaws of Cambium Learning Group, Inc. (incorporated by reference to Annex D to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

*4.1	Specimen share certificate of Cambium Learning Group, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on October 9, 2009 (File No. 333-161075)).

*4.2	Form of Cambium Learning Group, Inc. Warrant. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*4.3	Indenture, dated as of February 17, 2011, by and among Cambium Learning Group, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated February 17, 2011 (File No. 001-34575)).

*4.4	Form of 9.75% Senior Secured Note due 2017 (included in Exhibit 4.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated February 17, 2011 (File No. 001-34575), which is incorporated by reference herein).

*10.1	Form of Contingent Rights Agreement by and among Cambium Learning Group, Inc. (formerly known as Cambium-Voyager Holdings, Inc.), Vowel Representative, LLC and Wells Fargo Bank, National Association (incorporated by reference to Annex J to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

Exhibit Number	Description

*10.2	Form of Escrow Agreement by and among Cambium-Voyager Holdings, Inc., Vowel Representative, LLC, Voyager Learning Company, Richard Surratt and Wells Fargo Bank, National Association (incorporated by reference to Annex K to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

*10.3	Form of Stockholders Agreement by and among Cambium-Voyager Holdings, Inc., VSS-Cambium Holdings III, LLC and Vowel Representative, LLC (incorporated by reference to Annex L to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

*+10.4	Cambium Learning Group, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.5	Employment Agreement, dated April 12, 2007, by and between Cambium Learning, Inc. and David Cappellucci (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.6	Amendment, dated June 26, 2009, by and among David Cappellucci, Cambium Learning, Inc. and Cambium Voyager Holdings, Inc. to Employment Agreement, dated April 12, 2007 (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.7	Employment agreement dated April 9, 2009, between Voyager Learning Company and Ron Klausner (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.8	Employment agreement dated June 19, 2009, between Voyager Expanded Learning and Brad Almond (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.9	Retention Agreement, dated July 13, 2006, by and between Voyager Learning Company (f/k/a ProQuest Company) and Todd Buchardt (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.10	Employment agreement dated May 8, 2009, between Voyager Learning Company and Todd Buchardt (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.11	Employment agreement dated March 4, 2009, between Voyager Expanded Learning and John Campbell (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.12	Amendment to Employment Agreement dated as of August 7, 2009, by and among Cambium-Voyager Holdings, Inc., Voyager Learning Company and Ronald Klausner (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

Exhibit Number	Description

*+10.13	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 99.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated May 25, 2010 (File No. 001-34575)).

*10.14	Amendment No. 1, dated September 20, 2010, to Escrow Agreement, by and among Wells Fargo Bank, National Association, Cambium Learning Group, Inc., Voyager Learning Company, Vowel Representative, LLC and Richard J. Surratt (incorporated by reference to Exhibit 10.2 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 20, 2010 (File No. 001-34575)).

*10.15	Office Lease Agreement Between Briargrove Place, L.L.C. and Cambium Learning, Inc., dated July 9, 2010 (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated July 9, 2010 (File No. 001-34575)).

*10.16	Loan and Security Agreement, dated as of February 17, 2011, by and among Harris N.A. as Lender and as Agent, Barclay’s Bank PLC as Collateral Agent, and Cambium Learning, Inc. as Borrower (incorporated by reference to Exhibit 4.3 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011 (File No. 001-34575)).

*10.17	Purchase Agreement, dated as of February 14, 2011, for $175,000,000 Cambium Learning Group, Inc. 9.75% Senior Secured Notes due 2017 (incorporated by reference to Exhibit 4.4 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011 (File No. 001-34575)).

*10.18	Registration Rights Agreement, dated as of February 17, 2011, by and among Cambium Learning Group, Inc., as the Guarantors and Barclays Capital Inc. and BMO Capital Markets Corp., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.4 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011 (File No. 001-34575)).

*10.19	Amendment No. 1 to Stockholders Agreement, made as of April 12, 2011, to that certain Stockholders Agreement, dated as of December 8, 2009, by and among Cambium Learning Group, Inc. (f/k/a Cambium Holdings, Inc.), VSS-Cambium Holdings III, LLC, and Vowel Representative, LLC, as Stockholders’ Representative (incorporated by reference to Exhibit 99.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated April 12, 2011 (File No. 001-34575)).

*10.20	Stock Purchase Agreement, dated May 20, 2011, by and among Cambium Learning Group, Inc. and each of the persons and entities listed on Schedule I attached to the agreement (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated May 17, 2011 (File No. 001-34575)).

*10.21	Asset Purchase Agreement, dated September 21, 2011, between Cambium Education, Inc. and Class.com, Inc. (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 21, 2011 (File No. 001-34575)).

10.22	Logistics Services Agreement, dated February 22, 2012, between Cambium Learning, Inc. and Ozburn-Hessey Logistics, LLC.

*+10.23	Agreement and General Release, dated December 20, 2011, between Cambium Learning Group, Inc. and David Cappellucci (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated December 20, 2011 (File No. 001-34575)).

*+10.24	Employment agreement dated Novemeber 21, 2011, between Cambium Learning Group, Inc. and Vernon Johnson.

21.1	Subsidiaries of Cambium Learning Group, Inc.

Exhibit Number	Description

23.1	Consent of Whitley Penn LLP.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.**

101.def	XBRL Taxonomy Extension Definition Linkbase Document.**

101.sch	XBRL Taxonomy Extension Schema Document.**

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.lab	XBRL Taxonomy Extension Label Linkbase Document.**

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.**

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

Date: March 15, 2012	Cambium Learning Group, Inc.

	By:	/s/ Bradley C. Almond
Bradley C. Almond
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Klausner Ronald Klausner	Director and Chief Executive Officer (Principal Executive Officer)	March 15, 2012

/s/ Dr. Vernon Johnson Dr. Vernon Johnson	Director and President of Voyager Business Unit	March 15, 2012

/s/ Bradley C. Almond Bradley C. Almond	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2012

/s/ Barbara Benson Barbara Benson	Vice President and Controller (Principal Accounting Officer)	March 15, 2012

/s/ Harold O. Levy Harold O. Levy	Director	March 15, 2012

/s/ Thomas Kalinske Thomas Kalinske	Director	March 15, 2012

/s/ Neil Weiner Neil Weiner	Director	March 15, 2012

/s/ Walter Bumphus Walter Bumphus	Director	March 15, 2012

/s/ Scott J. Troeller Scott J. Troeller	Director	March 15, 2012

/s/ Richard J. Surratt Richard J. Surratt	Director	March 15, 2012

/s/ Jeffrey T. Stevenson Jeffrey T. Stevenson	Director	March 15, 2012

EXHIBIT INDEX

Exhibit Number	Description

*2.1	Agreement and Plan of Mergers, dated as of June 20, 2009, among Cambium Learning Group, Inc., Voyager Learning Company, VSS-Cambium Holdings II Corp., Consonant Acquisition Corp., Vowel Acquisition Corp. and Vowel Representative, LLC. (incorporated by reference to Annex A to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

*2.2	Amendment No. 1, dated September 20, 2010, to Agreement and Plan of Mergers, by and among Cambium Learning Group, Inc., Voyager Learning Company, Vowel Acquisition Corp., VSS-Cambium Holdings II Corp., Consonant Acquisition Corp. and Vowel Representative, LLC (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 20, 2010 (File No. 001-34575)).

*3.1	Second Amended and Restated Certificate of Incorporation of Cambium Learning Group, Inc. (formerly known as Cambium-Voyager Holdings, Inc.) (incorporated by reference to Annex C to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

*3.2	Amended and Restated Bylaws of Cambium Learning Group, Inc. (incorporated by reference to Annex D to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

*4.1	Specimen share certificate of Cambium Learning Group, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on October 9, 2009 (File No. 333-161075)).

*4.2	Form of Cambium Learning Group, Inc. Warrant. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*4.3	Indenture, dated as of February 17, 2011, by and among Cambium Learning Group, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated February 17, 2011 (File No. 001-34575)).

*4.4	Form of 9.75% Senior Secured Note due 2017 (included in Exhibit 4.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated February 17, 2011 (File No. 001-34575), which is incorporated by reference herein).

*10.1	Form of Contingent Rights Agreement by and among Cambium Learning Group, Inc. (formerly known as Cambium-Voyager Holdings, Inc.), Vowel Representative, LLC and Wells Fargo Bank, National Association (incorporated by reference to Annex J to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

*10.2	Form of Escrow Agreement by and among Cambium-Voyager Holdings, Inc., Vowel Representative, LLC, Voyager Learning Company, Richard Surratt and Wells Fargo Bank, National Association (incorporated by reference to Annex K to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

Exhibit Number	Description

*10.3	Form of Stockholders Agreement by and among Cambium-Voyager Holdings, Inc., VSS-Cambium Holdings III, LLC and Vowel Representative, LLC (incorporated by reference to Annex L to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

*+10.4	Cambium Learning Group, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.5	Employment Agreement, dated April 12, 2007, by and between Cambium Learning, Inc. and David Cappellucci (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.6	Amendment, dated June 26, 2009, by and among David Cappellucci, Cambium Learning, Inc. and Cambium Voyager Holdings, Inc. to Employment Agreement, dated April 12, 2007 (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.7	Employment agreement dated April 9, 2009, between Voyager Learning Company and Ron Klausner (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.8	Employment agreement dated June 19, 2009, between Voyager Expanded Learning and Brad Almond (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.9	Retention Agreement, dated July 13, 2006, by and between Voyager Learning Company (f/k/a ProQuest Company) and Todd Buchardt (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.10	Employment agreement dated May 8, 2009, between Voyager Learning Company and Todd Buchardt (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.11	Employment agreement dated March 4, 2009, between Voyager Expanded Learning and John Campbell (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.12	Amendment to Employment Agreement dated as of August 7, 2009, by and among Cambium-Voyager Holdings, Inc., Voyager Learning Company and Ronald Klausner (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.13	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 99.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated May 25, 2010 (File No. 001-34575)).

*10.14	Amendment No. 1, dated September 20, 2010, to Escrow Agreement, by and among Wells Fargo Bank, National Association, Cambium Learning Group, Inc., Voyager Learning Company, Vowel Representative, LLC and Richard J. Surratt (incorporated by reference to Exhibit 10.2 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 20, 2010 (File No. 001-34575)).

Exhibit Number	Description

*10.15	Office Lease Agreement Between Briargrove Place, L.L.C. and Cambium Learning, Inc., dated July 9, 2010 (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated July 9, 2010 (File No. 001-34575)).

*10.16	Loan and Security Agreement, dated as of February 17, 2011, by and among Harris N.A. as Lender and as Agent, Barclay’s Bank PLC as Collateral Agent, and Cambium Learning, Inc. as Borrower (incorporated by reference to Exhibit 4.3 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011 (File No. 001-34575)).

*10.17	Purchase Agreement, dated as of February 14, 2011, for $175,000,000 Cambium Learning Group, Inc. 9.75% Senior Secured Notes due 2017 (incorporated by reference to Exhibit 4.4 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011 (File No. 001-34575)).

*10.18	Registration Rights Agreement, dated as of February 17, 2011, by and among Cambium Learning Group, Inc., as the Guarantors and Barclays Capital Inc. and BMO Capital Markets Corp., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.4 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011 (File No. 001-34575)).

*10.19	Amendment No. 1 to Stockholders Agreement, made as of April 12, 2011, to that certain Stockholders Agreement, dated as of December 8, 2009, by and among Cambium Learning Group, Inc. (f/k/a Cambium Holdings, Inc.), VSS-Cambium Holdings III, LLC, and Vowel Representative, LLC, as Stockholders’ Representative (incorporated by reference to Exhibit 99.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated April 12, 2011 (File No. 001-34575)).

*10.20	Stock Purchase Agreement, dated May 20, 2011, by and among Cambium Learning Group, Inc. and each of the persons and entities listed on Schedule I attached to the agreement (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated May 17, 2011 (File No. 001-34575)).

*10.21	Asset Purchase Agreement, dated September 21, 2011, between Cambium Education, Inc. and Class.com, Inc. (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 21, 2011 (File No. 001-34575)).

10.22	Logistics Services Agreement, dated February 22, 2012, between Cambium Learning, Inc. and Ozburn-Hessey Logistics, LLC.

*+10.23	Agreement and General Release, dated December 20, 2011, between Cambium Learning Group, Inc. and David Cappellucci (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated December 20, 2011 (File No. 001-34575)).

*+10.24	Employment agreement dated November 21, 2011, between Cambium Learning Group, Inc. and Vernon Johnson.

21.1	Subsidiaries of Cambium Learning Group, Inc.

23.1	Consent of Whitley Penn LLP.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.ins	XBRL Instance Document.**

101.def	XBRL Taxonomy Extension Definition Linkbase Document.**

101.sch	XBRL Taxonomy Extension Schema Document.**

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.lab	XBRL Taxonomy Extension Label Linkbase Document.**

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.**

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.