Form 10-Q
period 2012-03-31
CAMBIUM LEARNING GROUP, INC.
filed 2012-05-11
CIK 1466815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 30, 2012 was 49,563,824.

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2012 and March 31, 2011	3

	Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2012 and March 31, 2011	6

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION	28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	29

Item 6.	Exhibits	30

SIGNATURE PAGE		31

EXHIBITS		32

Part I. Financial Information

Item 1.	Financial Statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

Net revenues	$27,855	$30,695
Cost of revenues:
Cost of revenues	11,166	10,967
Amortization expense	6,370	6,618

Total cost of revenues	17,536	17,585
Research and development expense	3,332	2,379
Sales and marketing expense	11,896	10,903
General and administrative expense	5,745	5,812
Shipping and handling costs	327	334
Depreciation and amortization expense	1,659	1,736
Embezzlement and related expense (recoveries)	(85)	(2,436)
Impairment of long-lived assets	2,791	—

Total costs and expenses	43,201	36,313
Loss before interest, other income and income taxes	(15,346)	(5,618)
Net interest expense	(4,777)	(4,405)
Other income, net	36	363

Loss before income taxes	(20,087)	(9,660)
Income tax expense	(177)	(97)

Net loss	$(20,264)	$(9,757)

Other comprehensive income (loss):
Amortization of net pension loss	9	—

Comprehensive income (loss)	$(20,255)	$(9,757)

Net loss per common share:
Basic net loss per common share	$(0.41)	$(0.22)
Diluted net loss per common share	$(0.41)	$(0.22)
Average number of common shares and equivalents outstanding:
Basic	49,947	44,353
Diluted	49,947	44,353

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,768	$63,191
Accounts receivable, net	10,649	13,485
Inventory	22,081	21,561
Deferred tax assets	2,800	2,829
Restricted assets, current	1,387	1,393
Assets held for sale	2,727	2,727
Other current assets	4,623	4,735

Total current assets	86,035	109,921
Property, equipment and software at cost	42,425	42,878
Accumulated depreciation and amortization	(14,531)	(12,968)

Property, equipment and software, net	27,894	29,910

Goodwill	114,297	114,297
Acquired curriculum and technology intangibles, net	24,653	26,996
Acquired publishing rights, net	24,544	26,861
Other intangible assets, net	17,246	18,111
Pre-publication costs, net	10,466	10,034
Restricted assets, less current portion	10,716	11,082
Other assets	22,142	22,468

Total assets	$337,993	$369,680

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$821	$826
Accounts payable	4,304	3,024
Accrued expenses	15,887	21,203
Deferred revenue, current	32,216	38,984

Total current liabilities	53,228	64,037

Long-term liabilities:
Long-term debt	174,206	174,165
Capital lease obligations, less current portion	11,903	12,294
Deferred revenue, less current portion	3,991	4,304
Contingent value rights	6,737	6,684
Other liabilities	17,813	18,126

Total long-term liabilities	214,650	215,573

Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at March 31, 2012 and December 31, 2011)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 51,208 and 51,162 shares issued, and 49,564 and 49,518 shares outstanding at March 31, 2012 and December 31, 2011, respectively)	51	51
Capital surplus	281,540	281,240
Accumulated deficit	(204,923)	(184,659)
Treasury stock at cost (1,644 shares at March 31, 2012 and December 31, 2011)	(4,931)	(4,931)
Other comprehensive income (loss):
Pension and postretirement plans	(1,623)	(1,632)
Net unrealized gain on securities	1	1

Accumulated other comprehensive income (loss)	(1,622)	(1,631)

Total stockholders’ equity	70,115	90,070

Total liabilities and stockholders’ equity	$337,993	$369,680

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
	(unaudited)
Operating activities:
Net loss	$(20,264)	$(9,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,029	8,354
Gain from recovery of property held for sale	—	(2,649)
Amortization of note discount and deferred financing costs	435	203
Impairment of long-lived assets	2,791	—
Change in fair value of contingent value rights obligation	53	308
Loss on disposal of assets	81	—
Stock-based compensation and expense	225	290
Changes in operating assets and liabilities:
Accounts receivable, net	2,836	17,505
Inventory	(520)	(4,450)
Other current assets	112	(867)
Other assets	(68)	189
Restricted assets	372	1,177
Accounts payable	1,280	(1,742)
Accrued expenses	(5,316)	(4,727)
Deferred revenue	(7,081)	(6,777)
Other long-term liabilities	(200)	(501)

Net cash used in operating activities	(17,235)	(3,444)

Investing activities:
Expenditures for property, equipment, software and pre-publication costs	(3,792)	(3,354)

Net cash used in investing activities	(3,792)	(3,354)

Financing activities:
Proceeds from debt	—	174,024
Repayment of debt	—	(152,130)
Deferred financing costs	—	(7,340)
Principal payments under capital lease obligations	(396)	(93)
Borrowings under revolving credit agreement	—	10,000
Payment of revolving credit facility	—	(10,000)

Net cash (used in) provided by financing activities	(396)	14,461

Increase (decrease) in cash and cash equivalents	(21,423)	7,663
Cash and cash equivalents, beginning of period	63,191	11,831

Cash and cash equivalents, end of period	$41,768	$19,494

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

Presentation. The Condensed Consolidated Financial Statements include the accounts of Cambium Learning Group, Inc. and subsidiaries (the “Company”) and are unaudited. The condensed balance sheet as of December 31, 2011 has been derived from audited financial statements. All intercompany transactions are eliminated.

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Due to seasonality, the results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

Nature of Operations. The Company operates as three reportable business segments with separate management teams and infrastructures: Voyager Learning, a comprehensive intervention business; Sopris Learning, a supplemental solutions education business; and Cambium Learning Technologies, a technology-based education business.

Note 2 — Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.7 million at March 31, 2012, compared to $0.9 million at December 31, 2011. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment could reasonably be expected to cause sales returns to differ from historical experience.

Note 3 — Stock-Based Compensation and Expense

The total amount of pre-tax expense for stock-based compensation recognized in the three months ended March 31, 2012 and 2011 was $0.2 million and $0.3 million, respectively. The stock-based compensation expense recorded was allocated as follows:

(in thousands)	Three Months Ended March 31,
	2012	2011
Cost of revenues	$12	$15
Research and development expense	30	32
Sales and marketing expense	30	38
General and administrative expense	153	205

Total	$225	$290

On February 8, 2012, the Company granted 195,000 options under the Cambium Learning Group, Inc. 2009 Equity Incentive Plan (the “Plan”) with a total grant date fair value, net of forecasted forfeitures, of $0.1 million. These options have a per-share exercise price equal to $4.50 and vest equally over a four year service period. The term of the options is ten years from the date of grant. The following assumptions were used in the Black-Scholes option-pricing model to estimate the fair value of these awards:

	Three Months Ended March 31,
	2012	2011
Expected stock volatility	35.00%	35.00%
Risk-free interest rate	1.17%	2.50%
Expected years until exercise	6.25	6.25
Dividend yield	0.00%	0.00%

Due to a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company used the simplified method as described in applicable accounting guidance for stock-based compensation to estimate the expected years until exercise on new awards.

During the quarter ended March 31, 2012, 105,258 of the options granted on January 27, 2010 and 12,239 of the options granted on February 1, 2011 were forfeited.

Restricted common stock awards of 46,295 shares were issued during the quarter ended March 31, 2012, in connection with the Company’s Board of Directors compensation program. The restrictions on the common stock awards will lapse on the one-year anniversary of the grant date or upon a change in control of the Company. These awards were valued based on the Company’s closing stock price on the date of grant, February 8, 2012.

During the quarter ended March 31, 2012, the related restrictions lapsed on restricted common stock awards of 36,084 shares.

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

(in thousands)	Three Months Ended March 31,
	2012	2011
Basic	49,947	44,353
Dilutive effect of awards	—	—

Diluted	49,947	44,353

Antidilutive securities:
Options	4,145	3,946
Warrants	187	141
Restricted Stock	59	38
Subscription rights	—	6,419

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

As of March 31, 2012, financial instruments include $41.8 million of cash and cash equivalents, restricted assets of $12.1 million, collateral investments of $2.0 million, $174.2 million of senior secured notes, $0.5 million of warrants, assets held for sale of $2.7 million, and $6.7 million in contingent value rights (“CVRs”). As of December 31, 2011, financial instruments include $63.2 million of cash and cash equivalents, restricted assets of $12.5 million, collateral investments of $2.0 million, $174.2 million of senior secured notes, $0.5 million of warrants, assets held for sale of $2.7 million, and $6.7 million in CVRs. The fair market values of cash equivalents and restricted assets are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period. The fair values of the properties held for sale were determined by an independent appraisal conducted by a licensed realtor based on the values of similar properties in the area. These properties were acquired by the Company as a result of its recovery efforts in connection with the employee embezzlement matter described in Note 16.

As of March 31, 2012, the fair value of the senior secured notes was $169.5 million based on quoted market prices in active markets for these debt instruments when traded as assets.

Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	As of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Total Gains (Losses)
Restricted Assets:
Money Market	$12,103	$12,103	$—	$—	$—
Collateral Investments:
Money Market	902	902	—	—	—
Certificate of Deposit	1,066	1,066	—	—	—
Warrant	493	—	493	—	75
Assets held for sale	2,727	—	2,727	—	—
CVRs	6,737	—	—	6,737	(53)

(in thousands)		Fair Value at Reporting Date Using
Description	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Total Gains (Losses)
Restricted Assets:
Money Market	$12,475	$12,475	$—	$—	$—
Collateral Investments:
Money Market	902	902	—	—	—
Certificate of Deposit	1,065	1,065	—	—	—
Warrant	456	—	456	—	70
Assets held for sale	2,727	—	2,727	—	—
CVRs	6,684	—	—	6,684	(1,308)

The warrant was valued using the Black-Scholes pricing model. Due to the low exercise price of the warrants, the model assumptions do not significantly impact the valuation.

In accordance with applicable accounting guidance, goodwill and other indefinite-lived intangible assets are not amortized but are instead reviewed for impairment at least annually and if a triggering event is determined to have occurred in an interim period. The Company’s annual impairment testing is performed as of December 1 of each year. During the quarter ended March 31, 2012, the Company did not identify any triggering events that would have required an additional impairment analysis.

The fair value of the liability for the CVRs is determined using a probability weighted cash flow analysis which takes into consideration the likelihood, amount and timing of cash flows of each element of the pool of assets and liabilities included in the CVR. The determination of fair value of the CVRs involves significant assumptions and estimates, which are reviewed at each quarterly reporting date. As of March 31, 2012, a fair value of $6.7 million has been recorded as a liability for the remaining CVR payments.

During the quarter ended March 31, 2012, a loss of $0.1 million was recorded in general and administrative expense to reflect an increase in the estimated fair value of the CVR liability. The ultimate value of the remaining CVR payments is not known at this time; however, it could range from zero to a maximum possible value of approximately $7.4 million. Future changes in the estimate of the fair value of the CVRs will impact results of operations and could be material.

The first and second CVR payment dates were in September 2010 and June 2011, with $1.1 million and $2.0 million, respectively, distributed to the escrow agent at those times for distribution to holders of the CVRs. The next scheduled distribution, if any, will be made no later than April 2013 and relates to a potential tax indemnity obligation. Additionally, as described in Note 13, any amounts due to CVR holders as a result of refunds received related to the Michigan tax payment will be distributed upon the final resolution of this agreed contingency.

A detail of the elements included in the CVR is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) CVRs
	(In thousands)
	Estimated Fair Value as of December 31, 2011	Loss (Gain) for Changes in Estimated CVR Liability	Estimated Fair Value as of March 31, 2012

Components of CVR Liability:
Tax refunds received before closing of the merger	$1,583	$—	$1,583
Other specified tax refunds	4,797	—	4,797
Tax indemnity obligation	1,717	—	1,717
Legal receivable	2,400	—	2,400
Michigan state tax liability	(252)	53	(199)
Other specified tax related liabilities	(53)	—	(53)
Costs incurred to collect tax refunds and by stockholders’ representative	(409)	—	(409)

Estimated fair value of CVR liability	9,783	53	9,836
Payments to holders of CVRs			3,099

Remaining estimated CVR liability			$6,737

As of March 31, 2012, restricted assets in an escrow account for the benefit of the CVRs were $3.0 million for a potential tax indemnity obligation, which, if such obligation is not triggered, will benefit the CVRs by $1.9 million with the remainder reverting back to general cash of the Company.

Note 6 — Other Current Assets

Other current assets at March 31, 2012 and December 31, 2011 consisted of the following:

	As of
	March 31, 2012	December 31, 2011
(in thousands)
Prepaid expenses	$2,396	$1,503
Deferred costs	2,193	2,714
Other current assets	34	518

Total	$4,623	$4,735

Note 7 — Other Assets

Other assets at March 31, 2012 and December 31, 2011 consisted of the following:

	As of
(in thousands)	March 31, 2012	December 31, 2011
Tax receivables	$11,156	$11,039
Deferred financing costs	7,312	7,706
Collateral investments	1,967	1,967
Other	1,707	1,756

Total	$22,142	$22,468

Tax receivables include the $11.2 million receivable from the state of Michigan as discussed in Note 13 to the Condensed Consolidated Financial Statements. The deferred financing costs represent costs incurred in connection with the issuance of the $175 million aggregate principal amount of 9.75% senior secured notes as described in Note 14 to the Condensed Consolidated Financial Statements.

Note 8 — Accrued Expenses

Accrued expenses at March 31, 2012 and December 31, 2011 consisted of the following:

	As of
(in thousands)	March 31, 2012	December 31, 2011
Salaries, bonuses and benefits	$7,241	$7,688
Accrued interest	2,215	6,503
Accrued royalties	1,257	1,689
Pension and post-retirement medical benefits	1,221	1,221
Deferred compensation	56	98
Other	3,897	4,004

Total	$15,887	$21,203

Accrued interest at March 31, 2012 primarily relates to our 9.75% senior secured notes. The notes require semi-annual interest payments in arrears on each February 15 and August 15 over the life of the notes.

Note 9 — Other Liabilities

Other liabilities at March 31, 2012 and December 31, 2011 consisted of the following:

	As of
(in thousands)	March 31, 2012	December 31, 2011
Pension and post-retirement medical benefits, long-term portion	$10,935	$11,110
Long-term deferred tax liability	3,092	3,121
Long-term income tax payable	815	803
Long-term deferred compensation	492	544
Other	2,479	2,548

Total	$17,813	$18,126

Note 10 — Pension Plan

The net pension costs of the Company’s defined benefit pension plan for the three months ended March 31, 2012 and 2011 were comprised primarily of interest costs and totaled $0.1 million in each period. The net pension costs for the three months ended March 31, 2012, also included accumulated net loss amortization of $9 thousand.

Note 11 — Reengineering and Restructuring

In late 2011, the Company launched a reengineering and restructuring initiative to align its organizational and cost structure to its strategic goals. The financial goal of these actions is to provide savings to both improve earnings and to fund re-investment in growth areas of the business. The majority of these costs are expected to be incurred by the end of 2012. Reengineering and restructuring activities will be assessed and enacted throughout 2012 and are expected to include:

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

The total expense for all reengineering and restructuring initiatives from the fourth quarter of 2011 through the end of 2012 is expected to be approximately $6.3 million, including both cash and non-cash items, and capital expenditures are expected to be between $0.4 and $0.5 million. The following table summarizes the amounts incurred and expected to be incurred in connection with the reengineering and restructuring initiative:

(in thousands)	Total Amount Expected to be Incurred	Total Incurred as of March 31, 2012	Incurred in Three Months Ended March 31, 2012	Incurred in Year Ended December 31, 2011
One-time termination benefits	$2,221	$1,871	$682	$1,189
Impairment of long-lived assets	2,791	2,791	2,791	—
Warehouse transition costs	550	231	231	—
Facility rationalization costs	480	—	—	—
Process reengineering costs	270	—	—	—

	$6,312	$4,893	$3,704	$1,189

The change in the reengineering and restructuring accrual for the three months ended March 31, 2012 is as follows:

(in thousands)	One-time Termination Benefits	Warehouse Outsourcing Costs	Facility Rationalization Costs	Process Reengineering Costs
Balance as of December 31, 2011	$1,133	$—	$—	$—
Accrual changes	682	231	—	—
Payments made	(478)	(49)	—	—

Balance as of March 31, 2012	$1,337	$182	$—	$—

The reengineering and restructuring charges are recorded in unallocated shared services.

The estimates of future reengineering and restructuring charges and the calculated impairment of long lived assets represent expectations or beliefs concerning various future events. These expectations involve a number of risks and uncertainties including potential changes to the time and cost required to sublease facility space, the ultimate sublease rentals received for the facility space, the time and cost necessary to transfer to the services of the third party logistics provider, and whether, when and how successfully the Company enacts other actions that could favorably impact its cost structure. In the event these assumptions change in the future the Company could be required to record additional impairment of long lived assets or incur additional costs to complete the initiative.

The targeted annual cash savings from all reengineering and restructuring activities is expected to range from $6.0 to $8.0 million annually by 2013.

Note 12 — Uncertain Tax Positions

The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in its financial statements. For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in its financial statements is recorded on the condensed consolidated balance sheet as an unrecognized tax benefit (“UTB”). The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities. The balance of UTBs was $7.1 million at March 31, 2012 and December 31, 2011.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. All U.S. tax years prior to 2008 related to acquired entities in a 2009 merger have been audited by the Internal Revenue Service. VSS-Cambium Holdings II Corp. and its subsidiaries have been examined by the Internal Revenue Service through the end of 2006. Various state tax authorities are in the process of examining income tax returns for various tax years through 2007.

Note 13 — Commitments and Contingencies

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

The Company had a potential contingent liability related to state income taxes and related interest that had been assessed against a former subsidiary. On August 27, 2010, the former subsidiary received a decision and order of determination from the Michigan taxing authority. According to the determination of the Michigan taxing authority, the former subsidiary was liable to the State of Michigan for unpaid taxes and interest in the amount of approximately $10.4 million. In order to expedite resolution of this matter and access the Michigan Court of Claims, the Company paid this liability to the state of Michigan on behalf of the former subsidiary on September 7, 2010 and filed an action in the Michigan Court of Claims to pursue a refund of the assessment. On November 16, 2011, the Court of Claims in Michigan ruled in favor of the Company’s motion for summary judgment. The Michigan state taxing authority has since appealed the decision of the Court of Claims to the Michigan Court of Appeals.

As management believes it is more likely than not that the Company’s position will ultimately be upheld, a tax receivable for the expected refund plus statutory interest is recorded in other assets on the Condensed Consolidated Balance Sheets totaling $11.2 million and $11.0 million as of March 31, 2012 and December 31, 2011, respectively.

This liability was identified as an agreed contingency for purposes of the CVRs issued as part of a 2009 merger. In accordance with the terms of the merger agreement, dated June 20, 2009, fifty percent (50%) of any amount that is paid or due and payable with respect to each agreed contingency would offset payments due under the CVRs from an amount held for such payments by Wells Fargo Bank, N.A., as escrow agent, in an escrow account. Upon payment of the approximately $10.4 million, the Company requested a disbursement to the Company from the escrow account in an amount equal to fifty percent (50%) of the payment, or approximately $5.2 million. This cash disbursement was received by the Company during the third quarter of 2010. On September 20, 2010, the Company amended the merger agreement and the escrow agreement to extend the term of the escrow agreement until the later of the full distribution of the escrow funds or the final resolution of the agreed contingency. The final resolution of the tax litigation or potential settlement could result in a total refund from the taxing authority to the Company ranging from zero to approximately $11.2 million as of March 31, 2012, and 50% of any such refund would in turn be payable to the holders of the CVRs. As of March 31, 2012, the Company has recorded $5.0 million as a component of the CVR liability related to this agreed upon contingency, which is an estimate of the fair value based on a probability-weighted cash flow analysis using management assumptions related to the likelihood of the ultimate cash outflows. If the former subsidiary’s position is not ultimately upheld, the Company could incur non-cash charges of up to $10.4 million of indemnification expense and a $0.8 million reduction in interest income in future periods on its Condensed Statements of Operations, partially offset by the related $5.0 million reduction to the CVRs liability.

The Court of Claims in Michigan also ruled in the Company’s favor on two other tax matters that could result in a refund of up to $0.8 million, plus statutory interest. These potential tax refunds would be retained by the Company and are not subject to payment to the holders of the CVRs.

From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business. These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. As of March 31, 2012, these open purchase commitments totaled $2.3 million.

The Company has letters of credit outstanding as of March 31, 2012 in the amount of $2.9 million to support workers’ compensation insurance coverage, certain credit card programs, the build-to-suit lease, and performance bonds for certain contracts. The Company maintains a $1.1 million certificate of deposit as collateral for the workers’ compensation insurance and credit card program letters of credit and for Automated Clearinghouse (ACH) programs. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificate of deposit and money market fund investment are recorded in other assets.

Note 14 — Long-Term Debt

Long-term debt consists of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
(in thousands)	2012	2011
$175.0 million of 9.75% senior secured notes due February 15, 2017, interest payable semiannually	$175,000	$175,000
Less: Unamortized discount	(794)	(835)

Total long-term debt	$174,206	$174,165

In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into an asset-based revolving credit facility with potential for up to $40 million in borrowing capacity. Deferred financing costs are capitalized in other assets in the condensed consolidated balance sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at March 31, 2012 and December 31, 2011 were $7.3 million and $7.7 million, respectively.

Interest on the Notes will accrue at a rate of 9.75% per annum from the date of original issuance and will be payable semi-annually in arrears on each February 15 and August 15, to the holders of record of the Notes on the immediately preceding February 1 and August 1. No principal repayments are due until the maturity date of the Notes.

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

ABL Facility. In February 2011, the Company’s wholly owned subsidiary, Cambium Learning, Inc. (together with its wholly owned subsidiaries, the “ABL Credit Parties”), entered into a credit facility (the “ABL Facility”) pursuant to a Loan and Security Agreement (the “ABL Loan Agreement”), by and among the ABL Credit Parties, Harris N.A., individually and as Agent (the “Agent”) for any ABL Lender (as hereinafter defined) which is or becomes a party to said ABL Loan Agreement, certain other lenders party thereto (together with Harris N.A. in its capacity as a lender, the “ABL Lenders”), Barclays Bank PLC, individually and as Collateral Agent, and BMO Capital Markets and Barclays Capital, as Joint Lead Arrangers and Joint Book Runners. The ABL Facility consists of a four-year $40.0 million revolving credit facility, which includes a $5.0 million subfacility for swing line loans and a $5.0 million subfacility for letters of credit. In addition, the ABL Facility provides that the ABL Credit Parties may increase the aggregate principal amount of the ABL Facility by up to an additional $20.0 million, subject to the consent of the Agent (whose consent shall not be unreasonably withheld) and subject to the satisfaction of certain other conditions.

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

As of March 31, 2012, the balances of accounts receivable and inventory collateralizing the ABL Facility were $10.6 million and $22.1 million, respectively. As of March 31, 2012, the Company had a borrowing base under the ABL Loan Agreement of up to $17.2 million.

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

Note 15 — Segment Reporting

The Company has three reportable segments with separate management teams and infrastructures that offer various products and services, as follows:

Voyager Learning:

Voyager Learning offers reading, math, professional development programs, and online courseware and credit recovery targeted towards the at-risk and special education student populations. Voyager Learning provides strategic and intensive comprehensive interventions that are adaptive to the needs of diverse populations. Voyager Learning’s research-based instructional materials, support services and educational technology help accelerate struggling students to grade-level proficiency, with the goal to increase graduation rates.

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

	Voyager Learning	Sopris Learning	Cambium Learning Technologies	Other	Consolidated

Quarter Ended March 31, 2012
Net revenues	$12,036	$3,212	$12,607	$—	$27,855
Cost of revenues	7,951	1,316	1,332	567	11,166
Amortization	—	—	—	6,370	6,370

Total cost of revenues	7,951	1,316	1,332	6,937	17,536
Other operating expenses	8,032	2,044	6,698	4,526	21,300
Embezzlement and related expense (recoveries)	—	—	—	(85)	(85)
Depreciation and amortization	—	—	—	1,659	1,659
Impairment of long-lived assets	—	—	—	2,791	2,791
Net interest expense	—	—	—	4,777	4,777
Other income, net	—	—	—	(36)	(36)
Income tax expense	—	—	—	177	177

Segment net income (loss)	$(3,947)	$(148)	$4,577	$(20,746)	$(20,264)

Quarter Ended March 31, 2011
Net revenues	$14,692	$4,185	$11,818	$—	$30,695
Cost of revenues	7,993	1,670	1,223	81	10,967
Amortization	—	—	—	6,618	6,618

Total cost of revenues	7,993	1,670	1,223	6,699	17,585
Other operating expenses	7,593	2,316	5,161	4,358	19,428
Embezzlement and related expense (recoveries)	—	—	—	(2,436)	(2,436)
Depreciation and amortization	—	—	—	1,736	1,736
Net interest expense	—	—	—	4,405	4,405
Other income, net	—	—	—	(363)	(363)
Income tax expense	—	—	—	97	97

Segment net income (loss)	$(894)	$199	$5,434	$(14,496)	$(9,757)

Note 16 — Embezzlement

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

During the three months ended March 31, 2012, the net recoveries represented changes in the estimated fair value of warrants expected to be issued upon the sale of recovered properties, partially offset by related expenses. Warrants to purchase 35,106 shares of the Company’s stock were issued to VSS-Cambium Holdings III, LLC as a result of the cash recoveries during the quarter. Upon the sale of the recovered properties the Company will be required to issue additional warrants based on the amount of cash received, net of related expenses. The number of warrants to be issued will equal 0.45 multiplied by the quotient of the net cash recovery divided by $6.50. The Company will be obligated to issue these warrants upon the cash realization of the related recoveries; therefore an estimated liability of $0.5 million has been recorded as Embezzlement and related expense (recoveries) in the condensed consolidated statements of operations and Accrued expenses in the condensed consolidated balance sheets. During the three months ended March 31, 2011, the Company received cash recoveries of $0.5 million and title to two properties purchased by the former employee with embezzled funds that had an appraised fair value of approximately $2.6 million, net of estimated selling costs, as of March 31, 2011. Ongoing expenses incurred related to the Company’s recovery efforts totaled $0.1 million during the quarter.

Note 17 — Subsidiary Guarantor Financial Statements

The following tables present condensed consolidated financial information as of March 31, 2012 and December 31, 2011 and for the three month periods ended March 31, 2012 and 2011 for: (a) the Company without its consolidated subsidiaries (the “Parent Company”); (b) on a combined basis, the guarantors of the Notes, which include Cambium Learning, Inc., Cambium Education, Inc., LAZEL, Inc., and Kurzweil/IntelliTools, Inc. (the “Subsidiary Guarantors”); and (c) Voyager Learning Company (the “Non-Guarantor Subsidiary”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and the Company believes such separate statements or disclosures would not be useful to investors.

Condensed Consolidated Statement of Operations

Three Months Ended March 31, 2012

(In thousands)

(unaudited)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$27,855	$—	$—	$27,855
Total costs and expenses	510	42,510	181	—	43,201

Loss before interest, other income and income taxes	(510)	(14,655)	(181)	—	(15,346)
Net interest expense	(4,650)	(123)	(4)	—	(4,777)
Other income, net	—	36	—	—	36
Income tax expense	—	(177)	—	—	(177)

Net loss	$(5,160)	$(14,919)	$(185)	$—	$(20,264)

Condensed Consolidated Statement of Operations

Three Months Ended March 31, 2011

(In thousands)

(unaudited)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$30,695	$—	$—	$30,695
Total costs and expenses	1,003	34,999	311	—	36,313

Loss before interest, other income and income taxes	(1,003)	(4,304)	(311)	—	(5,618)
Net interest (expense) income	(2,191)	(2,332)	118	—	(4,405)
Other income, net	—	363	—	—	363
Income tax expense	—	(97)	—	—	(97)

Net loss	$(3,194)	$(6,370)	$(193)	$—	$(9,757)

Condensed Consolidated Balance Sheet

As of March 31, 2012

(In thousands)

(unaudited)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Investment in subsidiaries	$252,333	$—	$—	$(252,333)	$—
Other assets	213,034	329,168	20,280	(224,489)	337,993

Total assets	$465,367	$329,168	$20,280	$(476,822)	$337,993
Total liabilities	$213,878	$257,676	$20,813	$(224,489)	$267,878
Total stockholders’ equity	251,489	71,492	(533)	(252,333)	70,115

Total liabilities and stockholders’ equity	$465,367	$329,168	$20,280	$(476,822)	$337,993

Condensed Consolidated Balance Sheet

As of December 31, 2011

(In thousands)

(unaudited)

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

Condensed Statement of Cash Flows

Three Months Ended March 31, 2012

(In thousands)

(unaudited)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash used in operating activities	$—	$(17,235)	$—	$—	$(17,235)
Net cash used in investing activities	—	(3,792)	—	—	(3,792)
Net cash used in financing activities	—	(396)	—	—	(396)
Decrease in cash and cash equivalents	—	(21,423)	—	—	(21,423)
Cash and cash equivalents, beginning of period	5,288	57,903	—	—	63,191

Cash and cash equivalents, end of period	$5,288	$36,480	$—	$—	$41,768

Condensed Statement of Cash Flows

Three Months Ended March 31, 2011

(In thousands)

(unaudited)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(162,345)	$158,901	$—	$—	$(3,444)
Net cash used in investing activities	—	(3,354)	—	—	(3,354)
Net cash (used in) provided by financing activities	167,345	(152,884)	—	—	14,461
Increase in cash and cash equivalents	5,000	2,663	—	—	7,663
Cash and cash equivalents, beginning of period	5,219	6,612	—	—	11,831

Cash and cash equivalents, end of period	$10,219	$9,275	$—	$—	$19,494

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with the audited Consolidated Financial Statements of Cambium Learning Group, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “projects,” “forecasts,” “plans,” “anticipates,” “targets,” “outlooks,” “initiatives,” “visions,” “objectives,” “strategies,” “opportunities,” “drivers,” “intends,” “scheduled to,” “seeks,” “may,” “will,” or “should,” or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy, plans, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements, as it is impossible for us to anticipate all factors that could affect our actual results. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in Part II, Item 1A and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011, and those described from time to time in our future reports filed with the SEC. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the results of any revisions to the forward-looking statements made in this report.

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

Our research-based intervention programs have demonstrated consistent success with at-risk and special education student populations and have established us as one of the most readily recognized companies focused on serving this market. We operate in three reportable business segments: Voyager Learning, a comprehensive intervention business; Sopris Learning, a supplemental solutions education business; and Cambium Learning Technologies (“CLT”), a technology-based education business.

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

As expected, the first quarter of 2012 proved challenging in replicating the order volume achieved in the first quarter of 2011. We saw order volume declination in each of our three operating segments; however, we did see improvement in our Learning A-Z product line within the CLT segment and our service offerings within the Voyager Learning segment led by our school turnaround product line. In March 2012, we were selected as the school turnaround provider for three schools in Providence, RI. This growth is encouraging and we hope to continue to expand this offering throughout 2012.

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

•

All segments will continue increased investments in technology enabled solutions. We expect the technology solutions to focus especially on student-directed learning as well as mastery-based or competency-based solutions.

•	We intend to increase investments in sales and marketing focused on our technology based solutions.

•	We plan to continue investments started in late 2011 in sales optimization via the application of a new Customer Relationship Management (CRM) system.

•	Sopris Learning will continue to engage leading authors to develop new products and to digitize some of our current print based offerings.

•

Voyager Learning will change the pricing structure of certain of its core intervention offerings, providing greater price point flexibility to school districts and in some cases lowering the per student cost of implementing these solutions. We are anticipating that the impact of such price reductions will be offset by higher student order volumes for the affected solutions.

•

Voyager Learning will continue to provide high-quality services. Voyager Learning’s support services reinforce our commitment to partner with school districts to drive efficacy of our intervention solutions and the Voyager Education Services group is the go-to source for school-wide improvement services. We believe our focus on student outcomes through a blended model of print, technology and professional services, with an overall partnership approach with the customer to implement our solutions in the manner that the program was designed, results in higher student success rates. Such success, if achieved, will assist in customer retention and growth through reference sales.

•

Voyager Learning’s Class.com offering and its fully accredited high school, Lincoln National Academy (“LNA”), is expected to provide growth and serve as a key supplemental education partner with public schools.

•

Voyager Learning selling activities will be diversified to encompass multiple channels to market with less overall dependence on the field sales force. Such diversification includes increased ecommerce and inside sales resources.

•	Additional investments in online and e-marketing will increase the productivity of our sales, marketing and advertising efforts across all business segments.

•	We have embarked on a series of new cost reductions and efficiency improvement activities in order to improve our earnings and to provide funding for many of the investment initiatives listed above.

In late 2011, we launched a reengineering and restructuring initiative to align our organizational and cost structure to our strategic goals. The financial goal of these actions is to provide savings to both improve earnings and to fund re-investment in growth areas of the business. The majority of these costs are expected to be incurred by the end of 2012. Reengineering and restructuring activities will be assessed and enacted throughout 2012 and are expected to include:

•	Obtaining new leadership and employee skill sets that support our transformation to focus more heavily on technology solutions and services and other strategic objectives;

•

Outsourcing warehouse operations to a third party logistics provider, which will allow us to take advantage of a lower and more variable cost structure for our print based products, as well as locate operations closer to the geographic center of our nationwide customer base;

•	Rationalizing facilities space by consolidating facilities and subleasing entire or partial facilities where feasible;

•	Assessing and implementing projects to improve cost efficiencies and enhance the customer experience throughout the order to cash and service delivery processes; and

•	Other reductions as needed to improve our cost structure.

The total expense for all reengineering and restructuring initiatives from the fourth quarter of 2011 through the end of 2012 is expected to be approximately $6.3 million, including both cash and non-cash items, and capital expenditures are expected to be between $0.4 and $0.5 million. The targeted annual cash savings from all reengineering and restructuring activities is expected to range from $6.0 million to $8.0 million annually by 2013.

First Quarter of Fiscal 2012 Compared to the First Quarter of Fiscal 2011

(in thousands)	Three Months Ended				Year Over Year Change
	March 31, 2012		March 31, 2011		Favorable/(Unfavorable)
	Amount	% of Revenues	Amount	% of Revenues	$	%
Net revenues:
Voyager Learning	$12,036	43.2%	$14,692	47.9%	$(2,656)	(18.1)%
Sopris Learning	3,212	11.5%	4,185	13.6%	(973)	(23.2)%
Cambium Learning Technologies	12,607	45.3%	11,818	38.5%	789	6.7%

Total net revenues	27,855	100.0%	30,695	100.0%	(2,840)	(9.3)%
Cost of revenues:
Voyager Learning	7,951	28.5%	7,993	26.0%	42	0.5%
Sopris Learning	1,316	4.7%	1,670	5.4%	354	21.2%
Cambium Learning Technologies	1,332	4.8%	1,223	4.0%	(109)	(8.9)%
Shared Services	567	2.0%	81	0.3%	(486)	(600.0)%
Amortization expense	6,370	22.9%	6,618	21.6%	248	3.7%

Total cost of revenues	17,536	63.0%	17,585	57.3%	49	0.3%
Research and development expense	3,332	12.0%	2,379	7.8%	(953)	(40.1)%
Sales and marketing expense	11,896	42.7%	10,903	35.5%	(993)	(9.1)%
General and administrative expense	5,745	20.6%	5,812	18.9%	67	1.2%
Shipping costs	327	1.2%	334	1.1%	7	2.1%
Depreciation and amortization expense	1,659	6.0%	1,736	5.7%	77	4.4%
Embezzlement and related expense (recoveries)	(85)	(0.3)%	(2,436)	(7.9)%	(2,351)	(96.5)%
Impairment of long-lived assets	2,791	10.0%	—	0.0%	(2,791)	(100.0)%

Loss before interest, other income and income taxes	(15,346)	(55.1)%	(5,618)	(18.3)%	(9,728)	(173.2)%
Net interest expense	(4,777)	(17.1)%	(4,405)	(14.4)%	(372)	(8.4)%
Other income, net	36	0.1%	363	1.2%	(327)	(90.1)%
Income tax expense	(177)	(0.6)%	(97)	(0.3)%	(80)	(82.5)%

Net loss	$(20,264)	(72.7)%	$(9,757)	(31.8)%	$(10,507)	(107.7)%

Net Revenues.

Our total net revenues decreased $2.8 million, or 9.3%, to $27.9 million in the first quarter of 2012 compared to the same period in 2011 due to a decline in order volume.

Voyager Learning. The Voyager Learning segment’s net revenues decreased $2.7 million, or 18.1%, to $12.0 million in the first quarter of 2012 compared to the same period in 2011 due to a decline in order volume.

Sopris Learning. The Sopris Learning segment’s net revenues decreased $1.0 million, or 23.2%, to $3.2 million in the first quarter of 2012 compared to the same period in 2011, which is attributable to decreased order volume.

Cambium Learning Technologies. The Cambium Learning Technologies segment’s net revenues increased $0.8 million, or 6.7%, to $12.6 million in the first quarter of 2012 compared to the same period in 2011. Although order volume declined compared to the first quarter of 2011, net revenues increased as a large portion of the Cambium Learning Technologies segment’s sales are recognized over the related subscription period and the segment experienced order volume growth in 2011.

Cost of Revenues.

Cost of revenues includes expenses to print, purchase, handle and warehouse our products, as well as order processing and royalty costs, and to provide services and support to customers. Cost of revenues, excluding amortization, increased $0.2 million, or 1.8%, to $11.2 million in the first quarter of 2012 compared to the same period in 2011. This increase was primarily related to reengineering and restructuring costs incurred in connection with the outsourcing of our warehouse operations to a third party logistics firm of $0.6 million offset by the impact of lower order volumes.

Voyager Learning. Cost of revenues for the Voyager Learning segment were $8.0 million, in the first quarter of 2012 and 2011. Declines in order volume and cost savings in support services were offset by an increase in costs related to our school turnaround product line due to the signing of five additional contracts since the first quarter of 2011.

Sopris Learning. Cost of revenues for the Sopris Learning segment decreased by $0.4 million, or 21.2%, to $1.3 million in the first quarter of 2012 compared to the same period in 2011 commensurate with the decline in order volume.

Cambium Learning Technologies. Cost of revenues for the Cambium Learning Technologies segment increased by $0.1 million, or 8.9%, to $1.3 million in the first quarter of 2012 compared to the same period in 2011 primarily due to increased royalty costs.

Shared Services. Cost of revenues for Shared Services for the first quarter of 2012 of $0.6 million is related to our re-engineering and restructuring efforts, primarily the outsourcing of our warehouse operations to a third party logistics firm. The charges incurred in the first quarter of 2011 of $0.1 million were primarily related to the costs incurred to maintain our customer-facing software applications.

Amortization Expense.

Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the first quarter of 2012 decreased $0.2 million compared to the first quarter of 2011, or 3.7%, primarily due to the fact that a majority of our intangible assets are amortized using accelerated methodologies.

Research and Development Expense.

Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the first quarter of 2012 increased $1.0 million, or 40.1%, to $3.3 million compared to the first quarter of 2011 primarily due to higher investments in technology and the timing of capitalizable versus non-capitalizable activities. Additionally, the first quarter of 2012 includes charges of $0.1 million related to our reengineering and restructuring efforts.

Sales and Marketing Expense.

Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the first quarter of 2012 increased $1.0 million, or 9.1%, from the first quarter of 2011 to $11.9 million due to increased employee and contractor costs within our Voyager Learning and CLT segments. Sales and marketing expenses in the first quarter of 2012 includes charges of $0.1 million related to our re-engineering and restructuring efforts.

General and Administrative Expense.

General and administrative expenses were $5.7 million and $5.8 million in the first quarter of 2012 and 2011, respectively. General and administrative expenses in the first quarter of 2012 included reengineering and restructuring costs of $0.1 million, corporate costs related to a 2009 merger of $0.2 million, stock based compensation of $0.2 million and contingent value right (“CVR”) expense of $0.1 million. General and administrative expenses in the first quarter of 2011 included corporate costs related to a 2009 merger of $0.3 million, stock based compensation of $0.2 million, and CVR Expense of $0.3 million. Excluding these charges, the increase in general and administrative expense from the first quarter of 2011 is primarily related to increased spending in IT, corporate development, and our Class.com product line.

Embezzlement and related expense (recoveries). During the three months ended March 31, 2012, the net recoveries represented changes in the estimated fair value of warrants expected to be issued upon the sale of recovered properties, partially offset by related expenses. During the three months ended March 31, 2011, the Company received cash recoveries of $0.5 million and title to two properties purchased by the former employee with embezzled funds that had an appraised fair value of approximately $2.6 million, net of estimated selling costs, as of March 31, 2011. Ongoing expenses incurred related to the Company’s recovery efforts totaled $0.1 million during the quarter ended March 31, 2011.

Impairment of long-lived assets. In connection with our reengineering and restructuring initiatives mentioned above, during the three months ended March 31, 2012 we recorded an impairment charge of $2.8 million related to our leased facility in Frederick, Colorado and warehouse related assets. We plan to complete the outsourcing of our warehouse operations to a third party logistics provider during the quarter ending June 30, 2012.

Net Interest Expense.

Net interest expense was $4.8 million and $4.4 million in the quarters ended March 31, 2012 and 2011, respectively, as interest expense related to our long-term debt was partially offset by interest income recognized for our state tax receivables.

Income Tax Provision.

We recorded income tax expense of $0.2 million during the first quarter of 2012 and $0.1 million during the first quarter of 2011 for state income tax expense in states where the Company cannot file on a unitary basis. We did not record a Federal or state income tax benefit for consolidated losses incurred during either period because realization of the tax benefits from the losses is not assured beyond a reasonable doubt given the Company’s recent history of cumulative losses. Therefore the increases in net deferred tax assets in the periods were offset by increases in the valuation allowance.

Liquidity and Capital Resources

Because sales seasonality affects operating cash flow, we normally incur a net cash deficit from all of our activities through the early part of the third quarter of the year. We typically fund these seasonal deficits through the drawdown of cash, supplemented by borrowings on a revolving credit facility, if needed. The primary sources of liquidity are our current cash balances and our annual cash flow from operations and the primary liquidity requirements relate to interest on our long-term debt, pre-publication costs, capital investments and working capital. We believe that based on current and anticipated levels of operating performance, cash flow from operations and availability under a revolving credit facility, we will be able to make required interest payments on our debt and fund our working capital and capital expenditure requirements for the next 12 months in addition to making planned internal investments and executing on selected acquisition targets.

Long-term debt

In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into an asset-based revolving credit facility with potential for up to $40 million in borrowing capacity. Deferred financing costs are capitalized in other assets in the consolidated balance sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at March 31, 2012 and December 31, 2011 were $7.3 million and $7.7 million, respectively.

Interest on the Notes will accrue at a rate of 9.75% per annum from the date of original issuance and will be payable semi-annually in arrears on each February 15 and August 15, to the holders of record of the Notes on the immediately preceding February 1 and August 1. No principal repayments are due until the maturity date of the Notes.

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

ABL Facility. In February 2011, the Company’s wholly owned subsidiary, Cambium Learning, Inc. (together with its wholly owned subsidiaries, the “ABL Credit Parties”), entered into a credit facility (the “ABL Facility”) pursuant to a Loan and Security Agreement (the “ABL Loan Agreement”), by and among the ABL Credit Parties, Harris N.A., individually and as Agent (the “Agent”) for any ABL Lender (as hereinafter defined) which is or becomes a party to said ABL Loan Agreement, certain other lenders party thereto (together with Harris N.A. in its capacity as a lender, the “ABL Lenders”), Barclays Bank PLC, individually and as Collateral Agent, and BMO Capital Markets and Barclays Capital, as Joint Lead Arrangers and Joint Book Runners. The ABL Facility consists of a four-year $40.0 million revolving credit facility, which includes a $5.0 million subfacility for swing line loans and a $5.0 million subfacility for letters of credit. In addition, the ABL Facility provides that the ABL Credit Parties may increase the aggregate principal amount of the ABL Facility by up to an additional $20.0 million, subject to the consent of the Agent (whose consent shall not be unreasonably withheld) and subject to the satisfaction of certain other conditions.

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

As of March 31, 2012, the balances of accounts receivable and inventory collateralizing the ABL Facility were $10.6 million and $22.1 million, respectively. As of March 31, 2012, the Company had a borrowing base under the ABL Loan Agreement of up to $17.2 million.

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

The ABL Facility contains a financial covenant that generally requires the ABL Credit Parties to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. The ABL Credit Parties will be required to pay, quarterly in arrears, an unused line fee equal to the product of (x) either 0.375% or 0.50% (depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) and (y) the average daily unused amount of the revolver. As of March 31, 2012, we were in compliance with this covenant.

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

	For the three months ended March 31,
(in thousands)	2012	2011
Operating activities	$(17,235)	$(3,444)
Investing activities	(3,792)	(3,354)
Financing activities	(396)	14,461

Operating activities. Cash used in operations was $17.2 million and $3.4 million for the three month periods ended March 31, 2012 and 2011, respectively. Overall, cash used in operations was $13.8 million higher in 2012 due to collection in the first quarter of 2011 of significant accounts receivable balances outstanding at year end 2010.

Investing activities. Cash used in investing activities for capital expenditures was $3.8 million in the first quarter of 2012 compared to $3.4 million in the first quarter of 2011.

Financing activities. Cash (used in) provided by financing activities was ($0.4) million in the first quarter of 2012 and $14.5 million in the first quarter of 2011. Cash used in financing activities during the first quarter of 2012 relate to capital lease payments. Cash provided by financing activities in the first quarter of 2011 consisted of net proceeds received from the issuance of the 9.75% senior secured notes in February 2011 of $174.0 million offset by repayment of $152.1 million of existing notes and payments of $7.3 million related to the debt financing.

Contingency

The Company had a potential contingent liability related to state income taxes and related interest that had been assessed against a former subsidiary. On August 27, 2010, the former subsidiary received a decision and order of determination from the Michigan taxing authority. According to the determination of the Michigan taxing authority, the former subsidiary was liable to the State of Michigan for unpaid taxes and interest in the amount of approximately $10.4 million. In order to expedite resolution of this matter and access the Michigan Court of Claims, the Company paid this liability to the state of Michigan on behalf of the former subsidiary on September 7, 2010 and filed an action in the Michigan Court of Claims to pursue a refund of the assessment. On November 16, 2011, the Court of Claims in Michigan ruled in favor of the Company’s motion for summary judgment. The Michigan state taxing authority has since appealed the decision of the Court of Claims to the Michigan Court of Appeals.

As management believes it is more likely than not that the Company’s position will ultimately be upheld, a tax receivable for the expected refund plus statutory interest is recorded in other assets on the Condensed Consolidated Balance Sheets totaling $11.2 million and $11.0 million as of March 31, 2012 and December 31, 2011, respectively.

This liability was identified as an agreed contingency for purposes of the CVRs issued as part of a 2009 merger. In accordance with the terms of the merger agreement, dated June 20, 2009, fifty percent (50%) of any amount that is paid or due and payable with respect to each agreed contingency would offset payments due under the CVRs from an amount held for such payments by Wells Fargo Bank, N.A., as escrow agent, in an escrow account. Upon payment of the approximately $10.4 million, the Company requested a disbursement to the Company from the escrow account in an amount equal to fifty percent (50%) of the payment, or approximately $5.2 million. This cash disbursement was received by the Company during the third quarter of 2010. On September 20, 2010, the Company amended the merger agreement and the escrow agreement to extend the term of the escrow agreement until the later of the full distribution of the escrow funds or the final resolution of the agreed contingency. The final resolution of the tax litigation or potential settlement could result in a total refund from the taxing authority to the Company ranging from zero to approximately $11.2 million as of March 31, 2012, and 50% of any such refund would in turn be payable to the holders of the CVRs. As of March 31, 2012, the Company has recorded $5.0 million as a component of the CVR liability related to this agreed upon contingency, which is an estimate of the fair value based on a probability-weighted cash flow analysis using management assumptions related to the likelihood of the ultimate cash outflows. If the former subsidiary’s position is not ultimately upheld, the Company could incur non-cash charges of up to $10.4 million of indemnification expense and a $0.8 million reduction in interest income in future periods on its Statements of Operations, partially offset by the related $5.0 million reduction to the CVRs liability.

The Court of Claims in Michigan also ruled in the Company’s favor on two other tax matters that could result in a refund of up to $0.8 million, plus statutory interest. These potential tax refunds would be retained by the Company and are not subject to payment to the holders of the CVRs.

Non-GAAP Measures

The net losses as reported on a GAAP basis include material non-recurring and non-operational items. We believe that earnings (loss) from operations before interest and other income (expense), income taxes, and depreciation and amortization, or EBITDA, and Adjusted EBITDA, which further excludes non-recurring and non-operational items, provide useful information for investors to assess the results of the ongoing business of the combined company.

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

Below are reconciliations between net loss and Adjusted EBITDA for the three month periods ended March 31, 2012 and 2011:

Reconciliation Between Net Revenues to Adjusted Net Revenues and Between Net Loss and Adjusted EBITDA for the Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
	(In thousands)
	(Unaudited)
Total net revenues	$27,855	$30,695
Non-recurring and non-operational costs included in net revenues but excluded from adjusted net revenues:
Adjustments related to purchase accounting (a)	132	332

Adjusted net revenues	$27,987	$31,027

Net loss	$(20,264)	$(9,757)
Reconciling items between net loss and EBITDA:
Depreciation and amortization	8,029	8,354
Net interest expense	4,777	4,405
Other income	(36)	(363)
Income tax expense	177	97

Income (loss) from operations before interest and other income (expense), income taxes, and depreciation and amortization (EBITDA)	(7,317)	2,736
Non-recurring, non-operational, and certain non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Re-engineering and restructuring costs (b)	3,704	—
Corporate costs related to a 2009 merger (c)	181	311
Stock-based compensation expense (d)	225	290
Embezzlement and related expenses (recoveries) (e)	(85)	(2,436)
Adjustments related to purchase accounting (a)	103	288
Adjustments to CVR liability (f)	53	308

Adjusted EBITDA	$(3,136)	$1,497

(a)	Under applicable accounting guidance for business combinations, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value. Net revenues have been reduced by $0.1 million and $0.3 million, respectively, for the quarters ended March 31, 2012 and 2011 in the historical financial statements due to the write-down of deferred revenue to its estimated fair value as of the merger date. The write-down was determined by estimating the cost to fulfill the related future customer obligations plus a normal profit margin. Partially offsetting this impact, cost of revenues were reduced for other purchase accounting adjustments, primarily a write-down of deferred costs to zero at the acquisition date. During the quarters ended March 31, 2012 and 2011, the historical cost of revenues was reduced by zero and $0.1 million, respectively. The adjustment of deferred revenue and deferred costs to fair value is required only at the purchase accounting date; therefore, its impact on net revenues, cost of revenues, and sales and marketing expense is non-recurring.
(b)	In late 2011, we launched a reengineering and restructuring initiative to align our organizational and cost structure to our strategic goals. The financial goal of these actions is to provide savings to both improve earnings and to fund re-investment in growth areas of the business. The majority of these costs are expected to be incurred by the end of 2012. Reengineering and restructuring activities will be assessed and enacted throughout 2012 and are expected to include: (1) Obtaining new leadership and employee skill sets that support our transformation to focus more heavily on technology solutions and services and other strategic objectives; (2) Outsourcing warehouse operations to a third party logistics provider, which will allow us to take advantage of a lower and more variable cost structure for our print based products, as well as locate operations closer to the geographic center of our nationwide customer base; (3) Rationalizing facilities space by consolidating facilities and subleasing entire or partial facilities where feasible; (4) Assessing and implementing projects to improve cost efficiencies and enhance the customer experience throughout the order to cash and service delivery processes; and (5) Other reductions as needed to improve our cost structure. During the three months ended March 31, 2012 we recorded reengineering and restructuring charges of $3.7 million, including an impairment charge of $2.8 million related to our leased facility in Frederick, Colorado and warehouse related assets.

(c)	Corporate costs relate to non operational charges from a 2009 acquired entity including liabilities such as pension and severance costs for former employees.
(d)	Stock-based compensation and expense is related to our outstanding options, restricted stock awards, warrants, and stock appreciation rights (SARs).
(e)	During 2008, we discovered certain irregularities relating to the control and use of cash and certain other general ledger items which resulted from a substantial misappropriation of assets over more than a three-year period beginning in 2004 and continuing through April 2008. These irregularities were perpetrated by a former employee, resulting in embezzlement losses, net of recoveries.
(f)	Adjustments to the CVR liability as a result of the amendments of the merger agreement and the related escrow agreement, the expiration of the statute of limitations on potential tax liabilities and changes in likelihood of collecting potential tax receivables included in the estimate of the fair value of the CVRs.

The deferred revenue balances as reported on a GAAP basis include material purchase accounting adjustments related to a 2009 acquisition. We believe that the adjusted deferred revenue balances, which exclude the effect of the purchase accounting adjustment, provide useful information for investors to assess the results of the ongoing business of the combined company.

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

Cambium Learning Group, Inc.

Change in Adjusted Deferred Revenue

(in thousands)

(Unaudited)

	As of:
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Deferred revenue	$37,556	$30,779	$31,581	$43,479	$43,288	$36,207
Purchase accounting fair value adjustment	1,437	1,105	782	548	398	266

Adjusted deferred revenue	38,993	31,884	32,363	44,027	43,686	36,473
Change in adjusted deferred revenue	$3,430	$(7,109)	$479	$11,664	$(341)	$(7,213)

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of March 31, 2012 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There have been no other material changes in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Financial Accounting Standards

In June 2011, new guidance was issued regarding the disclosure of the components of comprehensive income. This guidance gives the entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is required to be adopted retrospectively. The Company adopted this guidance beginning with its Form 10-Q for the quarter ending March 31, 2012.

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

Interest Rate Risk

As described in Note 14 to our condensed consolidated financial statements, in February 2011, we closed an offering of $175 million aggregate principal amount of Notes (fixed rate) due 2017 and entered into a $40 million asset-based revolving credit facility. We have no amounts outstanding under the revolving credit facility, which is our only variable interest debt. Therefore, as of March 31, 2012 we have no material interest rate risk.

Foreign Currency Risk

The Company does not have material exposure to changes in foreign currency rates. As of March 31, 2012, the Company does not have any outstanding foreign currency forwards or option contracts.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011, the Company is involved in a tax litigation matter related to a Michigan state tax issue. The final resolution of the tax litigation or potential settlement could result in a total refund from the taxing authority to the Company ranging from zero to approximately $11.2 million as of March 31, 2012, and 50% of any such refund would in turn be payable to the holders of the CVRs. As of March 31, 2012, the Company has recorded $5.0 million as a component of the CVR liability related to this agreed upon contingency, which is an estimate of the fair value based on a probability-weighted cash flow analysis using management assumptions related to the likelihood of the ultimate cash outflows. If the former subsidiary’s position is not ultimately upheld, the Company could incur non-cash charges of up to $10.4 million of indemnification expense and a $0.8 million reduction in interest income in future periods on its Statements of Operations, partially offset by the related $5.0 million reduction to the CVRs liability. As management believes it is more likely than not that the Company’s position will ultimately be upheld, a tax receivable for the expected refund plus statutory interest is recorded in other assets on the Condensed Consolidated Balance Sheets totaling $11.2 million and $11.0 million as of March 31, 2012 and December 31, 2011, respectively.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as such factors could materially affect the Company’s business, financial condition, or future results. In the three months ended March 31, 2012, there were no material changes to the risk factors disclosed in the Company’s 2011 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following is a description of the Company’s securities that were issued or sold by the Company during the period covered by this report and which were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Warrants to Purchase Common Stock

During the quarter ended March 31, 2012, the number of shares of common stock of the Company underlying the warrant issued to VSS-Cambium Holdings III, LLC, the sole stockholder of VSS-Cambium Holdings II Corp. (“Cambium”) immediately prior to the Company’s acquisition of Cambium, as part of the merger consideration payable to such stockholder in connection with the Cambium merger, was increased by 35,106 shares. The increase resulted from cash recoveries during the quarter in connection with the employee embezzlement matter, in accordance with the terms of the warrant. The warrant is exercisable for shares of common stock at an exercise price of $0.01 per share, and expires on December 8, 2014. The number of shares of common stock issuable under the warrant may be further increased in the future upon the occurrence of certain events described in the warrant. The issuance of these securities to VSS-Cambium Holdings III, LLC was exempt from registration under Section 4(2) of the Securities Act.

Item 6.	Exhibits.

The following exhibits are filed as part of this report.

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.*

101.def	XBRL Taxonomy Extension Definition Linkbase Document.*

101.sch	XBRL Taxonomy Extension Schema Document.*

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.lab	XBRL Taxonomy Extension Label Linkbase Document.*

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned duly authorized officer of the registrant.

Date: May 11, 2012	CAMBIUM LEARNING GROUP, INC.

/s/ Bradley C. Almond
Bradley C. Almond,
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.*

101.def	XBRL Taxonomy Extension Definition Linkbase Document.*

101.sch	XBRL Taxonomy Extension Schema Document.*

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.lab	XBRL Taxonomy Extension Label Linkbase Document.*

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.