Form 10-Q
period 2012-06-30
CAMBIUM LEARNING GROUP, INC.
filed 2012-08-10
CIK 1466815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of July 31, 2012 was 48,997,025.

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three Months and Six Months Ended June 30, 2012 and June 30, 2011	3

	Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2012 and June 30, 2011	6

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	40

SIGNATURE PAGE		41

EXHIBITS		42

Part I. Financial Information

Item 1.	Financial Statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Net revenues	$40,429	$57,191	$68,284	$87,886

Cost of revenues:
Cost of revenues	14,397	17,819	25,563	28,786
Amortization expense	6,579	6,844	12,949	13,462

Total cost of revenues	20,976	24,663	38,512	42,248
Research and development expense	2,652	2,515	5,984	4,894
Sales and marketing expense	12,041	12,874	23,937	23,777
General and administrative expense	5,061	5,529	10,806	11,341
Shipping and handling costs	954	817	1,281	1,151
Depreciation and amortization expense	1,591	1,748	3,250	3,484
Goodwill impairment	14,700	—	14,700	—
Embezzlement and related expense (recoveries)	44	40	(41)	(2,396)
Impairment of long-lived assets	320	—	3,111	—

Total costs and expenses	58,339	48,186	101,540	84,499
Income (loss) before interest, other income (expense) and income taxes	(17,910)	9,005	(33,256)	3,387
Net interest expense	(4,627)	(4,882)	(9,404)	(9,287)
Other income, net	37	2	73	365

Income (loss) before income taxes	(22,500)	4,125	(42,587)	(5,535)
Income tax benefit (expense)	23	(318)	(154)	(415)

Net income (loss)	$(22,477)	$3,807	$(42,741)	$(5,950)

Other comprehensive income (loss):
Amortization of net pension loss	8	—	17	—

Comprehensive income (loss)	$(22,469)	$3,807	$(42,724)	$(5,950)

Net income (loss) per common share:
Basic net income (loss) per common share	$(0.45)	$0.09	$(0.86)	$(0.14)
Diluted net income (loss) per common share	$(0.45)	$0.09	$(0.86)	$(0.14)
Average number of common shares and equivalents outstanding:
Basic	49,941	43,610	49,944	43,979
Diluted	49,941	44,431	49,944	43,979

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,603	$63,191
Accounts receivable, net	25,299	13,485
Inventory	20,760	21,561
Deferred tax assets	2,800	2,829
Restricted assets, current	4,388	1,393
Assets held for sale	2,847	2,727
Other current assets	4,664	4,735

Total current assets	92,361	109,921
Property, equipment and software at cost	32,086	42,878
Accumulated depreciation and amortization	(11,175)	(12,968)

Property, equipment and software, net	20,911	29,910

Goodwill	99,597	114,297
Acquired curriculum and technology intangibles, net	22,310	26,996
Acquired publishing rights, net	22,227	26,861
Other intangible assets, net	16,381	18,111
Pre-publication costs, net	10,956	10,034
Restricted assets, less current portion	7,399	11,082
Other assets	21,843	22,468

Total assets	$313,985	$369,680

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30,	December 31,
	2012	2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,255	$826
Accounts payable	4,478	3,024
Contingent value rights, current	1,717	—
Accrued expenses	22,422	21,203
Deferred revenue, current	31,814	38,984

Total current liabilities	61,686	64,037

Long-term liabilities:
Long-term debt	174,246	174,165
Capital lease obligations, less current portion	3,603	12,294
Deferred revenue, less current portion	4,698	4,304
Contingent value rights, less current portion	5,074	6,684
Other liabilities	17,241	18,126

Total long-term liabilities	204,862	215,573

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at June 30, 2012 and December 31, 2011)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 51,208 and 51,162 shares issued, and 49,124 and 49,518 shares outstanding at June 30, 2012 and December 31, 2011, respectively)	51	51
Capital surplus	281,840	281,240
Accumulated deficit	(227,400)	(184,659)
Treasury stock at cost (2,084 and 1,644 shares at June 30, 2012 and December 31, 2011, respectively)	(5,440)	(4,931)
Other comprehensive income (loss):
Pension and postretirement plans	(1,615)	(1,632)
Net unrealized gain on securities	1	1

Accumulated other comprehensive income (loss)	(1,614)	(1,631)

Total stockholders’ equity	47,437	90,070

Total liabilities and stockholders’ equity	$313,985	$369,680

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2012	2011
	(unaudited)
Operating activities:

Net loss	$(42,741)	$(5,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	16,199	16,946
Goodwill impairment	14,700	—
Loss (Gain) from recovery of property held for sale	380	(2,727)
Amortization of note discount and deferred financing costs	869	639
Impairment of long-lived assets	3,111	—
Change in fair value of contingent value rights obligation	107	520
Loss on disposal of assets	66	—
Stock-based compensation and expense	205	604
Changes in operating assets and liabilities:
Accounts receivable, net	(11,814)	(4,210)
Inventory	801	(2,911)
Other current assets	71	146
Other assets	(163)	625
Restricted assets	688	2,535
Accounts payable	1,454	(1,528)
Accrued expenses	1,219	2,500
Deferred revenue	(6,776)	(5,975)
Other long-term liabilities	(444)	(558)

Net cash (used in) provided by operating activities	(22,068)	656

Investing activities:
Cash paid for acquisitions	—	(1,993)
Expenditures for property, equipment, software and pre-publication costs	(8,427)	(6,718)

Net cash used in investing activities	(8,427)	(8,711)

Financing activities:
Proceeds from debt	—	174,024
Repayment of debt	—	(152,130)
Deferred financing costs	—	(7,980)
Principal payments under capital lease obligations	(584)	(181)
Borrowings under revolving credit agreement	—	10,000
Payment of revolving credit facility	—	(10,000)
Stock repurchases	(509)	(4,931)

Net cash (used in) provided by financing activities	(1,093)	8,802

Increase (decrease) in cash and cash equivalents	(31,588)	747
Cash and cash equivalents, beginning of period	63,191	11,831

Cash and cash equivalents, end of period	$31,603	$12,578

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

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Due to seasonality, the results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

Note 2 — Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.9 million at June 30, 2012 and December 31, 2011. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment could reasonably be expected to cause sales returns to differ from historical experience.

Note 3 — Stock-Based Compensation and Expense

The total amount of pre-tax expense for stock-based compensation recognized in the quarters ended June 30, 2012 and 2011 and the six month periods ended June 30, 2012 and 2011 was $(20) thousand, $0.3 million, $0.2 million, and $0.6 million, respectively. The decline in stock-based compensation in the second quarter of 2012 is primarily due to a decline in the fair value of outstanding warrants partially offset by expense recognized for other equity awards. The stock-based compensation expense recorded was allocated as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$13	$15	$25	$30
Research and development expense	30	33	60	65
Sales and marketing expense	26	40	56	78
General and administrative expense	(89)	226	64	431

Total	$(20)	$314	$205	$604

On February 8, 2012, the Company granted 195,000 options under the Cambium Learning Group, Inc. 2009 Equity Incentive Plan (the “Plan”) with a total grant date fair value, net of forecasted forfeitures, of $0.1 million. On April 16, 2012, the Company granted an additional 15,000 options under the Plan with a total grant date fair value, net of forecasted forfeitures, of $6 thousand. On May 14, 2012, the Company granted 25,000 options under the Plan with a total grant date fair value, net of forecasted forfeitures, of $5 thousand. These options have a per-share exercise price equal to $4.50 and vest equally over a four year service period. The term of the options is ten years from the date of grant. The following assumptions were used in the Black-Scholes option-pricing model to estimate the fair value of these awards:

	2012	2011
Expected stock volatility	35.00%	35.00%
Risk-free interest rate	1.02 -1.17%	2.50%
Expected years until exercise	6.25	6.25
Dividend yield	0.00%	0.00%

Due to a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company used the simplified method as described in applicable accounting guidance for stock-based compensation to estimate the expected years until exercise on new awards.

During the quarter ended June 30, 2012, 35,668 of the options granted on January 27, 2010, 3,901 of the options granted on February 1, 2011 and 10,000 of the options granted on August 11, 2011 were forfeited. During the six months ended June 30, 2012, 140,926 of the options granted on January 27, 2010, 16,140 of the options granted on February 1, 2011 and 10,000 of the options granted on August 11, 2011 were forfeited.

Restricted common stock awards of 46,295 shares were issued during the six months ended June 30, 2012, in connection with the Company’s Board of Directors compensation program. The restrictions on the common stock awards will lapse on the one-year anniversary of the grant date or upon a change in control of the Company. These awards were valued based on the Company’s closing stock price on the date of grant, February 8, 2012.

During the quarter and six months ended June 30, 2012, the related restrictions lapsed on restricted common stock awards of 10,150 shares and 46,234 shares, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2012	2011	2012	2011
Basic	49,941	43,610	49,944	43,979
Dilutive effect of awards	—	821	—	—

Diluted	49,941	44,431	49,944	43,979

Antidilutive securities:
Options	4,136	3,807	4,136	3,807
Warrants	188	—	188	141
Restricted stock	49	—	49	49
Subscription rights	—	—	—	6,645

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

As of June 30, 2012, financial instruments include $31.6 million of cash and cash equivalents, restricted assets of $11.8 million, collateral investments of $2.0 million, $174.2 million of senior secured notes, $0.2 million of warrants, assets held for sale of $2.8 million, and $6.8 million in contingent value rights (“CVRs”). As of December 31, 2011, financial instruments include $63.2 million of cash and cash equivalents, restricted assets of $12.5 million, collateral investments of $2.0 million, $174.2 million of senior secured notes, $0.5 million of warrants, assets held for sale of $2.7 million, and $6.7 million in CVRs. The fair market values of cash equivalents and restricted assets are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period. The fair values of the properties acquired by the Company as a result of its recovery efforts in connection with the employee embezzlement matter described in Note 16 were determined by an independent appraisal conducted by a licensed realtor based on the values of similar properties in the area. The fair values of the warehouse equipment held for sale in connection with the restructuring and reengineering initiative as described in Note 11was determined based on management’s best estimate of the net realizable value of these assets.

As of June 30, 2012, the fair value of the senior secured notes was $161.2 million based on quoted market prices in active markets for these debt instruments when traded as assets.

Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	As of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Total Gains (Losses)
Restricted Assets:
Money Market	$11,787	$11,787	$—	$—	$—
Collateral Investments:
Money Market	902	902	—	—	—
Certificate of Deposit	1,066	1,066	—	—	—
Warrant	177	—	177	—	395
Assets held for sale:
Recovered Properties	2,347	—	2,347	—	(380)
Warehouse Equipment	500	—	—	500	—
CVRs	6,791	—	—	6,791	(107)

(in thousands)		Fair Value at Reporting Date Using
Description	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Total Gains (Losses)
Restricted Assets:
Money Market	$12,475	$12,475	$—	$—	$—
Collateral Investments:
Money Market	902	902	—	—	—
Certificate of Deposit	1,065	1,065	—	—	—
Warrant	456	—	456	—	70
Assets held for sale:
Recovered Properties	2,727	—	2,727	—	—
CVRs	6,684	—	—	6,684	(1,308)

The warrant was valued using the Black-Scholes pricing model. Due to the low exercise price of the warrants, the model assumptions do not significantly impact the valuation.

Goodwill Impairment

In accordance with applicable accounting guidance, goodwill and other indefinite-lived intangible assets are not amortized but are instead reviewed for impairment at least annually and if a triggering event is determined to have occurred in an interim period. The Company’s annual impairment testing is performed as of December 1 of each year. During the quarter ended June 30, 2012, significant sustained sales declines in the Company’s Kurzweil and IntelliTools product lines within the CLT segment (“KI”) caused the Company to re-evaluate the forecasts for this reporting unit. The Company determined that future sales for KI are not expected to achieve previous forecasts. This adverse change in expected future cash flows triggered the need for an interim goodwill impairment analysis for this reporting unit.

The applicable accounting guidance requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of that unit, goodwill is not impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value of that unit, then a second step must be performed to determine the implied fair value of the reporting entity’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

Determining the fair value of a reporting unit is judgmental in nature, and involves the use of significant estimates and assumptions. These estimates and assumptions may include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values of its reporting units.

In the first step of the impairment test performed on the KI reporting unit as of June 30, 2012, the fair market value of the reporting unit was determined using a weighted income and market approach. The income approach was dependent on multiple assumptions and estimates, including future cash flow projections with a terminal value multiple and the discount rate used to determine the expected present value of the estimated future cash flows. Future cash flow projections were based on management’s best estimates of economic and market conditions over the projected period, including industry fundamentals such as the state of educational funding, revenue growth rates, future costs and operating margins, working capital needs, capital and other expenditures, and tax rates. The discount rate applied to the future cash flows was a weighted-average cost of capital and took into consideration market and industry conditions, returns for comparable companies, the rate of return an outside investor would expect to earn, and other relevant factors. The fair value of the reporting unit also took into consideration a market approach, based on historical and projected multiples of certain guideline companies. The first step of impairment testing as of June 30, 2012 showed that the carrying value of the KI reporting unit exceeded its respective fair value and that the second step of testing was required.

The second step requires the allocation of the fair value of the reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. As a result of the second step of our interim impairment test, the goodwill balance for the KI reporting unit was determined to be partially impaired, and an impairment charge of $14.7 million was recorded as of June 30, 2012. The goodwill impairment charge was primarily the result of lowered forecasts of future sales.

Although management has included its best estimates of the impact of these and other factors in our cash flow projections, the projection of future cash flows is inherently uncertain and requires a significant amount of judgment. Actual results that are significantly different than these cash flow projections or a change in the discount rate could significantly affect the fair value estimates used to value the reporting unit in step one of the goodwill analysis or the fair values of our other asset and liability balances used in step two of the goodwill analysis, and could result in future goodwill impairments.

Contingent Value Rights

The fair value of the liability for the CVRs is determined using a probability weighted cash flow analysis which takes into consideration the likelihood, amount and timing of cash flows of each element of the pool of assets and liabilities included in the CVR. The determination of fair value of the CVRs involves significant assumptions and estimates, which are reviewed at each quarterly reporting date. As of June 30, 2012, a fair value of $6.8 million has been recorded as a liability for the remaining CVR payments.

During the six months ended June 30, 2012, a loss of $0.1 million was recorded in general and administrative expense to reflect an increase in the estimated fair value of the CVR liability. The ultimate value of the remaining CVR payments is not known at this time; however, it could range from zero to a maximum possible value of approximately $7.5 million. Future changes in the estimate of the fair value of the CVRs will impact results of operations and could be material.

The first and second CVR payment dates were in September 2010 and June 2011, with $1.1 million and $2.0 million, respectively, distributed to the escrow agent at those times for distribution to holders of the CVRs. The next scheduled distribution, if any, is expected to be paid in the second quarter of 2013, but no later than October 2013, and relates to a potential tax indemnity obligation. Additionally, as described in Note 13, any amounts due to CVR holders as a result of refunds received related to the Michigan tax payment will be distributed upon the final resolution of this agreed contingency.

A detail of the elements included in the CVR is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	CVRs
	(In thousands)
		Loss (Gain) for
	Estimated Fair Value as of December 31, 2011	Changes in Estimated CVR Liability	Estimated Fair Value as of June 30, 2012
Components of CVR Total:
Tax refunds received before closing of the merger	$1,583	$—	$1,583
Other specified tax refunds	4,797	—	4,797
Tax indemnity obligation	1,717	—	1,717
Legal receivable	2,400	—	2,400
Michigan state tax liability	(252)	107	(145)
Other specified tax related liabilities	(53)	—	(53)
Costs incurred to collect tax refunds and by stockholders’ representative	(409)	—	(409)

Estimated total of CVR value	9,783	107	9,890

Payments to holders of CVRs			3,099

Remaining estimated CVR liability			$6,791

As of June 30, 2012, the remaining CVR liability of $6.8 million was comprised of $5.1 million related to the Michigan state tax agreed upon contingency and $1.7 million related to a potential tax indemnity obligation. Restricted assets in an escrow account for the benefit of the CVRs were $3.0 million for the potential tax indemnity obligation noted above, which, if such obligation is not triggered, will benefit the CVRs by $1.9 million with the remainder reverting back to general cash of the Company.

Note 6 — Other Current Assets

Other current assets at June 30, 2012 and December 31, 2011 consisted of the following:

	As of
	June 30,	December 31,
(in thousands)	2012	2011
Prepaid expenses	$2,402	$1,503
Deferred costs	2,262	2,714
Other current assets	—	518

Total	$4,664	$4,735

Note 7 — Other Assets

Other assets at June 30, 2012 and December 31, 2011 consisted of the following:

	As of
	June 30,	December 31,
(in thousands)	2012	2011
Tax receivables	$11,275	$11,039
Deferred financing costs	6,918	7,706
Collateral investments	1,968	1,967
Other	1,682	1,756

Total	$21,843	$22,468

Tax receivables include the $11.3 million receivable from the state of Michigan as discussed in Note 13 to the Condensed Consolidated Financial Statements. The deferred financing costs represent costs incurred in connection with the issuance of the $175 million aggregate principal amount of 9.75% senior secured notes as described in Note 14 to the Condensed Consolidated Financial Statements.

Note 8 — Accrued Expenses

Accrued expenses at June 30, 2012 and December 31, 2011 consisted of the following:

	As of
	June 30,	December 31,
(in thousands)	2012	2011
Salaries, bonuses and benefits	$8,008	$7,688
Accrued interest	6,494	6,503
Accrued royalties	1,993	1,689
Pension and post-retirement medical benefits	1,222	1,221
Other	4,705	4,102

Total	$22,422	$21,203

Accrued interest primarily relates to our 9.75% senior secured notes. The notes require semi-annual interest payments in arrears on each February 15 and August 15 over the life of the notes.

Note 9 — Other Liabilities

Other liabilities at June 30, 2012 and December 31, 2011 consisted of the following:

	As of
	June 30,	December 31,
(in thousands)	2012	2011
Pension and post-retirement medical benefits, long-term portion	$10,760	$11,110
Long-term deferred tax liability	3,092	3,121
Deferred rent	1,739	1,931
Long-term income tax payable	828	803
Long-term deferred compensation	495	544
Other	327	617

Total	$17,241	$18,126

Note 10 — Pension Plan

The net pension costs of the Company’s defined benefit pension plan were comprised solely of interest costs and totaled $0.1 million for the three month periods ended June 30, 2012 and 2011 and $0.3 million for the six month periods ended June 30, 2012 and 2011. The net pension costs for the three and six months ended June 30, 2012, also included accumulated net loss amortization of $9 thousand and $17 thousand, respectively.

Note 11 — Restructuring

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

•	Rationalizing facilities space by consolidating facilities and subleasing entire or partial facilities where feasible;

•	Assessing and implementing projects to improve cost efficiencies and enhance the customer experience throughout the order to cash, service delivery, and procurement processes;

•	Reduction of job positions that do not support the Company’s key strategic goals; and

•	Other reductions as needed to improve the Company’s cost structure.

The total expense for all reengineering and restructuring initiatives from the fourth quarter of 2011 through the end of 2012 is expected to be approximately $7.5 million, including both cash and non-cash items, and capital expenditures are expected to be between $0.6 and $0.7 million. The following table summarizes the amounts incurred and expected to be incurred in connection with the reengineering and restructuring initiative:

(in thousands)	Total Amount Expected to be Incurred	Total Incurred as of June 30, 2012	Incurred in Six Months Ended June 30, 2012	Incurred in Year Ended December 31, 2011
One-time termination benefits	$2,927	$2,777	$1,588	$1,189
Impairment of long-lived assets	3,111	3,111	3,111	—
Warehouse transition costs	959	959	959	—
Facility rationalization costs	378	18	18	—
Process reengineering costs	150	73	73	—

	$7,525	$6,938	$5,749	$1,189

The change in the reengineering and restructuring accrual for the six months ended June 30, 2012 is as follows:

(in thousands)	One-time Termination Benefits	Warehouse Outsourcing Costs	Facility Rationalization Costs	Process Reengineering Costs
Balance as of December 31, 2011	$1,133	$—	$—	$—
Accrual changes	1,588	959	18	73
Payments made	(1,240)	(806)	(7)	(72)

Balance as of June 30, 2012	$1,481	$153	$11	$1

The reengineering and restructuring charges are recorded in unallocated shared services.

Assets held for sale in the Condensed Consolidated Balance Sheets include warehouse equipment of $0.5 million related to this initiative. The fair values of these assets are based on management’s best estimate of the net realizable value of the equipment.

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

Note 12 — Uncertain Tax Positions

The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in its financial statements. For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in its financial statements is recorded on the condensed consolidated balance sheet as an unrecognized tax benefit (“UTB”). The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities. The balance of UTBs was $7.1 million at June 30, 2012 and December 31, 2011.

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

As management believes it is more likely than not that the Company’s position will ultimately be upheld, a tax receivable for the expected refund plus statutory interest is recorded in other assets on the Condensed Consolidated Balance Sheets totaling $11.3 million and $11.0 million as of June 30, 2012 and December 31, 2011, respectively.

This liability was identified as an agreed contingency for purposes of the CVRs issued as part of a 2009 merger. In accordance with the terms of the merger agreement, dated June 20, 2009, fifty percent (50%) of any amount that is paid or due and payable with respect to each agreed contingency would offset payments due under the CVRs from an amount held for such payments by Wells Fargo Bank, N.A., as escrow agent, in an escrow account. Upon payment of the approximately $10.4 million, the Company requested a disbursement to the Company from the escrow account in an amount equal to fifty percent (50%) of the payment, or approximately $5.2 million. This cash disbursement was received by the Company during the third quarter of 2010. On September 20, 2010, the Company amended the merger agreement and the escrow agreement to extend the term of the escrow agreement until the later of the full distribution of the escrow funds or the final resolution of the agreed contingency. The final resolution of the tax litigation or potential settlement could result in a total refund from the taxing authority to the Company ranging from zero to approximately $11.3 million as of June 30, 2012, and 50% of any such refund would in turn be payable to the holders of the CVRs. As of June 30, 2012, the Company has recorded $5.1 million as a component of the CVR liability related to this agreed upon contingency, which is an estimate of the fair value based on a probability-weighted cash flow analysis using management assumptions related to the likelihood of the ultimate cash outflows. If the former subsidiary’s position is not ultimately upheld, the Company could incur non-cash charges of up to $10.4 million of indemnification expense and a $0.9 million reduction in interest income in future periods on its Condensed Statements of Operations, partially offset by the related $5.1 million reduction to the CVRs liability.

The Court of Claims in Michigan also ruled in the Company’s favor on two other tax matters that could result in a refund of up to $0.8 million, plus statutory interest. These potential tax refunds would be retained by the Company and are not subject to payment to the holders of the CVRs.

From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business. These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. As of June 30, 2012, these open purchase commitments totaled $1.1 million.

The Company has letters of credit outstanding as of June 30, 2012 in the amount of $2.9 million to support workers’ compensation insurance coverage, certain credit card programs, the build-to-suit lease, and performance bonds for certain contracts. The Company maintains a $1.1 million certificate of deposit as collateral for the workers’ compensation insurance and credit card program letters of credit and for Automated Clearinghouse (ACH) programs. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificate of deposit and money market fund investment are recorded in other assets.

Note 14 — Long-Term Debt

Long-term debt consists of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
(in thousands)	2012	2011
$175.0 million of 9.75% senior secured notes due February 15, 2017, interest payable semiannually	$175,000	$175,000
Less: Unamortized discount	(754)	(835)

Total long-term debt	$174,246	$174,165

In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into an asset-based revolving credit facility with potential for up to $40 million in borrowing capacity. Deferred financing costs are capitalized in other assets in the condensed consolidated balance sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at June 30, 2012 and December 31, 2011 were $6.9 million and $7.7 million, respectively.

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

As of June 30, 2012, the balances of accounts receivable and inventory collateralizing the ABL Facility were $25.3 million and $20.8 million, respectively. As of June 30, 2012, the Company had a borrowing base under the ABL Loan Agreement of up to $31.4 million.

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

The ABL Facility contains a financial covenant that generally requires the ABL Credit Parties to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. The ABL Credit Parties will be required to pay, quarterly in arrears, an unused line fee equal to the product of (x) either 0.375% or 0.50% (depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) and (y) the average daily unused amount of the revolver. As of June 30, 2012, we were in compliance with this covenant.

Note 15 — Segment Reporting

The Company has three reportable segments with separate management teams and infrastructures that offer various products and services, as follows:

Voyager Learning:

Voyager Learning offers systemic solutions in reading, math, and services including turnaround and online courseware targeted towards the at-risk and special education student populations. Voyager Learning provides strategic and intensive comprehensive interventions that are adaptive to the needs of diverse populations. Voyager Learning’s research-based instructional materials, support services and educational technology help accelerate struggling students to grade-level proficiency, with the goal to increase graduation rates.

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

	Voyager Learning	Sopris Learning	Cambium Learning Technologies	Other	Consolidated
Quarter Ended June 30, 2012
Net revenues	$21,222	$6,647	$12,560	$—	$40,429
Cost of revenues	10,025	2,344	1,165	863	14,397
Amortization	—	—	—	6,579	6,579

Total cost of revenues	10,025	2,344	1,165	7,442	20,976
Other operating expenses	8,074	2,019	6,217	4,398	20,708
Goodwill impairment	—	—	—	14,700	14,700
Embezzlement and related expense (recoveries)	—	—	—	44	44
Depreciation and amortization	—	—	—	1,591	1,591
Impairment of long-lived assets	—	—	—	320	320
Net interest expense	—	—	—	4,627	4,627
Other income, net	—	—	—	(37)	(37)
Income tax benefit	—	—	—	(23)	(23)

Segment net income (loss)	$3,123	$2,284	$5,178	$(33,062)	$(22,477)

Quarter Ended June 30, 2011
Net revenues	$35,254	$8,370	$13,567	$—	$57,191
Cost of revenues	13,947	2,568	1,232	72	17,819
Amortization	—	—	—	6,844	6,844

Total cost of revenues	13,947	2,568	1,232	6,916	24,663
Other operating expenses	9,227	2,594	5,811	4,103	21,735
Embezzlement and related expense (recoveries)	—	—	—	40	40
Depreciation and amortization	—	—	—	1,748	1,748
Net interest expense	—	—	—	4,882	4,882
Other income, net	—	—	—	(2)	(2)
Income tax expense	—	—	—	318	318

Segment net income (loss)	$12,080	$3,208	$6,524	$(18,005)	$3,807

	Voyager Learning	Sopris Learning	Cambium Learning Technologies	Other	Consolidated
Six Months Ended June 30, 2012
Net revenues	$33,258	$9,859	$25,167	$—	$68,284
Cost of revenues	17,976	3,660	2,497	1,430	25,563
Amortization	—	—	—	12,949	12,949

Total cost of revenues	17,976	3,660	2,497	14,379	38,512
Other operating expenses	16,106	4,063	12,915	8,924	42,008
Goodwill impairment	—	—	—	14,700	14,700
Embezzlement and related expense (recoveries)	—	—	—	(41)	(41)
Depreciation and amortization	—	—	—	3,250	3,250
Impairment of long-lived assets	—	—	—	3,111	3,111
Net interest expense	—	—	—	9,404	9,404
Other income, net	—	—	—	(73)	(73)
Income tax expense	—	—	—	154	154

Segment net income (loss)	$(824)	$2,136	$9,755	$(53,808)	$(42,741)

Six Months Ended June 30, 2011
Net revenues	$49,946	$12,555	$25,385	$—	$87,886
Cost of revenues	21,940	4,238	2,455	153	28,786
Amortization	—	—	—	13,462	13,462

Total cost of revenues	21,940	4,238	2,455	13,615	42,248
Other operating expenses	16,820	4,910	10,972	8,461	41,163
Embezzlement and related expense (recoveries)	—	—	—	(2,396)	(2,396)
Depreciation and amortization	—	—	—	3,484	3,484
Net interest expense	—	—	—	9,287	9,287
Other income, net	—	—	—	(365)	(365)
Income tax expense	—	—	—	415	415

Segment net income (loss)	$11,186	$3,407	$11,958	$(32,501)	$(5,950)

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

During the six months ended June 30, 2012, the net recoveries represented changes in the estimated fair value of the warrants expected to be issued upon the sale of recovered properties, partially offset by a reduction in the fair value of the recovered properties and related expenses. The Company deemed the reduction in the far value of the Assets held for sale appropriate based on a revised market analysis of similar properties in the area. Warrants to purchase 36,733 shares of the Company’s stock were issued to VSS-Cambium Holdings III, LLC as a result of the cash recoveries during the first six months of the year. Upon the sale of the recovered properties the Company will be required to issue additional warrants based on the amount of cash received, net of related expenses. The number of warrants to be issued will equal 0.45 multiplied by the quotient of the net cash recovery divided by $6.50. The Company will be obligated to issue these warrants upon the cash realization of the related recoveries; therefore an estimated liability of $0.2 million has been recorded as Embezzlement and related expense (recoveries) in the condensed consolidated statements of operations and Accrued expenses in the condensed consolidated balance sheets.

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

Note 17 — Stock Repurchases

As previously announced, the Company’s board of directors authorized a $5 million share repurchase program through July 5, 2013. On June 22, 2012, the Company entered into a stock purchase agreement with an investor pursuant to its share repurchase program. The transaction was settled on June 27, 2012 with the Company purchasing 440,373 shares for a total cost of $0.5 million. The purchase price was set at the 10 day volume-weighted average price on the date of the stock purchase agreement. Upon repurchase these treasury shares are no longer registered under the Securities Act of 1933.

On June 28, 2012, the Company adopted a Rule 10b5-1 plan (the “Plan”) with Robert W. Baird & Company, Inc. under which the Company may repurchase its shares at times when the Company might otherwise be precluded from doing so under insider trading laws. This Plan has been established pursuant to, and as part of, the Company’s share repurchase program. The timing and extent of the repurchases under the Rule 10b5-1 plan are subject to Securities and Exchange Commission regulations as well as certain price, market volume and timing constraints specified in the plan. The Company began repurchasing shares under the terms of the Plan on July 5, 2012. Shares repurchased under the Plan through July 31, 2012 totaled 126,426 shares.

Note 18 — Subsidiary Guarantor Financial Statements

The following tables present condensed consolidated financial information as of June 30, 2012 and December 31, 2011 and for the three and six month periods ended June 30, 2012 and 2011 for: (a) the Company without its consolidated subsidiaries (the “Parent Company”); (b) on a combined basis, the guarantors of the Notes, which include Cambium Learning, Inc., Cambium Education, Inc., LAZEL, Inc., and Kurzweil/IntelliTools, Inc. (the “Subsidiary Guarantors”); and (c) Voyager Learning Company (the “Non-Guarantor Subsidiary”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and the Company believes such separate statements or disclosures would not be useful to investors.

Condensed Consolidated Statement of Operations

Three Months Ended June 30, 2012

(In thousands)

(unaudited)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$40,429	$—	$—	$40,429
Total costs and expenses	(314)	58,475	178	—	58,339

Income (loss) before interest, other income and income taxes	314	(18,046)	(178)	—	(17,910)
Net interest income (expense)	(4,650)	26	(3)	—	(4,627)
Other income, net	—	37	—	—	37
Income tax benefit	—	23	—	—	23

Net loss	$(4,336)	$(17,960)	$(181)	$—	$(22,477)

Condensed Consolidated Statement of Operations

Three Months Ended June 30, 2011

(In thousands)

(unaudited)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$57,191	$—	$—	$57,191
Total costs and expenses	795	47,025	366	—	48,186

Income (loss) before interest, other income and income taxes	(795)	10,166	(366)	—	9,005
Net interest expense	(4,639)	(234)	(9)	—	(4,882)
Other income, net	—	2	—	—	2
Income tax expense	—	(318)	—	—	(318)

Net Income (Loss)	$(5,434)	$9,616	$(375)	$—	$3,807

Condensed Consolidated Statement of Operations

Six Months Ended June 30, 2012

(In thousands)

(unaudited)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$68,284	$—	$—	$68,284
Total costs and expenses	196	100,985	359	—	101,540

Loss before interest, other income and income taxes	(196)	(32,701)	(359)	—	(33,256)
Net interest expense	(9,300)	(97)	(7)	—	(9,404)
Other income, net	—	73	—	—	73
Income tax expense	—	(154)	—	—	(154)

Net loss	$(9,496)	$(32,879)	$(366)	$—	$(42,741)

Condensed Consolidated Statement of Operations

Six Months Ended June 30, 2011

(In thousands)

(unaudited)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$87,886	$—	$—	$87,886
Total costs and expenses	1,798	82,024	677	—	84,499

Income (loss) before interest, other income and income taxes	(1,798)	5,862	(677)	—	3,387
Net interest expense	(6,830)	(2,566)	109	—	(9,287)
Other income, net	—	365	—	—	365
Income tax expense	—	(415)	—	—	(415)

Net Income (Loss)	$(8,628)	$3,246	$(568)	$—	$(5,950)

Condensed Consolidated Balance Sheet

As of June 30, 2012

(In thousands)

(unaudited)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Investment in subsidiaries	$252,333	$—	$—	$(252,333)	$—
Other assets	212,589	310,258	20,083	(228,945)	313,985

Total assets	$464,922	$310,258	$20,083	$(481,278)	$313,985

Total liabilities	$217,978	$256,726	$20,789	$(228,945)	$266,548
Total stockholders’ equity	246,944	53,532	(706)	(252,333)	47,437

Total liabilities and stockholders’ equity	$464,922	$310,258	$20,083	$(481,278)	$313,985

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

Condensed Statement of Cash Flows

Six Months Ended June 30, 2012

(In thousands)

(unaudited)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$509	$(22,577)	$—	$—	$(22,068)
Net cash used in investing activities	—	(8,427)	—	—	(8,427)
Net cash used in financing activities	(509)	(584)	—	—	(1,093)

Decrease in cash and cash equivalents	—	(31,588)	—	—	(31,588)
Cash and cash equivalents, beginning of period	5,288	57,903	—	—	63,191

Cash and cash equivalents, end of period	$5,288	$26,315	$—	$—	$31,603

Condensed Statement of Cash Flows

Six Months Ended June 30, 2011

(In thousands)

(unaudited)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(159,690)	$160,346	$—	$—	$656
Net cash used in investing activities	(1,993)	(6,718)	—	—	(8,711)
Net cash (used in) provided by financing activities	161,752	(152,950)	—	—	8,802

Increase in cash and cash equivalents	69	678	—	—	747
Cash and cash equivalents, beginning of period	5,219	6,612	—	—	11,831

Cash and cash equivalents, end of period	$5,288	$7,290	$—	$—	$12,578

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Our customers fund their operations with state and local funding which is primarily determined by sales and property taxes. However, programs and funding sources used to procure our products draw both from federal funding sources and state and local sources. Regardless of the source of the funds used by our customers, funding levels in general have a direct impact on our customer’s ability to purchase our products. The primary federal funding programs used by customers for our products are Title 1 and IDEA. Both of these funding programs have consistently risen over the long term since their inception. In 2010 and 2011, these two key funding sources received a substantial boost from the ARRA stimulus program. These ARRA funds expired on September 1, 2011.

We expect declines in overall available funding for 2012 compared to 2011 due to continued strain on state budgets and the expiration of ARRA without a corresponding increase in any other major funding source. Based on the most recently submitted federal budgets, federal funding for Title 1 and IDEA, without the ARRA funds, were proposed at substantially the same level as 2011. Race to the Top, President Obama’s signature school reform program, has requested $850 million under the budget proposal. A large portion of that sum would go to early learning and focus on helping states and local districts support reforms and innovations to close achievement gaps and increase student achievement. At the state and local funding level we expect challenges similar to 2011 as states continue to face fiscal challenges and constraints. However, trends emerging from state governors’ reports indicate fewer and more modest anticipated declines in K-12 education funding versus cuts in 2010 and 2011.

In light of the funding environment, as expected, the first half of 2012 proved challenging in replicating the order volume achieved in the first half of 2011 when ARRA funding was still in place. We saw order volume declination in each of our three operating segments; however, we did see improvement in our Learning A-Z product line within the CLT segment and our service offerings within the Voyager Learning segment led by our school turnaround product line. During the first half of 2012, we were selected as the school turnaround provider for three schools in Providence, RI and 15 schools in Indianapolis, IN. These pockets of growth are promising, but have been insufficient in offsetting the declines in overall product sales.

While the funding environment continues to pose challenges, we are optimistic that the efficacy of our solutions, the need for our products in the education market, and our product diversification will strengthen our ability to sustain market share in a troubled market and, further, capture market share as the market recovers.

Management will invest in the following activities to encourage revenue growth in the second half of 2012:

•	We will continue to focus on sales force effectiveness to increase our success rate in closing significant opportunities.

•	All segments will continue investments in the development and sales and marketing of online and technology enabled solutions.

•	Voyager Learning will continue to expand its service offerings with particular focus on school turnaround solutions.

•	We have launched and will continue to invest in initiatives to gain traction in the e-commerce marketplace.

To build a platform for long-term revenue growth we will focus on the following:

•

We will invest in product development, particularly on technology enabled and online solutions. We expect the technology solutions to focus especially on student-directed learning as well as mastery-based or competency-based solutions.

•	We will optimize our sales force using our Customer Relationship Management (CRM) system and other tools to enhance and sustain productivity and increase overall channels to market.

•

We will continue our strategy to achieve growth through selective acquisitions, and in particular we will target technology-centric, adaptive, student-directed offerings. Execution of this strategy is likely to occur in fiscal year 2013 and beyond.

•	Additional investments in online and e-marketing will increase the productivity of our sales, marketing and advertising efforts across all business segments.

In order to align our organization to our strategic goals and to provide savings as a means to fund the initiatives listed above, we have embarked on a series of reengineering and restructuring initiatives. The majority of the costs for these initiatives are expected to be incurred by the end of 2012 and the cost savings benefits will begin in 2012 and will provide their full benefit in 2013. Reengineering and restructuring activities are expected to include:

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

•	Rationalizing facilities space by consolidating facilities and subleasing entire or partial facilities where feasible;

•	Assessing and implementing projects to improve cost efficiencies and enhance the customer experience throughout the order to cash, service delivery, and procurement processes;

•	Reduction of job positions that do not support the Company’s key strategic goals; and

•	Other reductions as needed to improve our cost structure.

The total expense for all reengineering and restructuring initiatives from the fourth quarter of 2011 through the end of 2012 is expected to be approximately $7.5 million, including both cash and non-cash items, and capital expenditures are expected to be between $0.6 and $0.7 million. The annual cost savings expected to be realized from all reengineering and restructuring activities is now $6.0 million in 2012 and the actions taken so far are estimated to yield 2013 savings of $11.0 million. The Company further expects to continue on this path to ultimately secure annualized savings of $15.0 million, a part of which is intended to be reinvested in critical growth areas.

Second Quarter of Fiscal 2012 Compared to the Second Quarter of Fiscal 2011

(in thousands)	Quarter Ended				Year Over Year Change
	June 30, 2012		June 30, 2011		Favorable/(Unfavorable)
	Amount	% of Revenues	Amount	% of Revenues	$	%
Net revenues:
Voyager Learning	$21,222	52.5%	$35,254	61.6%	$(14,032)	(39.8)%
Sopris Learning	6,647	16.4%	8,370	14.6%	(1,723)	(20.6)%
Cambium Learning Technologies	12,560	31.1%	13,567	23.7%	(1,007)	(7.4)%

Total net revenues	40,429	100.0%	57,191	100.0%	(16,762)	(29.3)%
Cost of revenues:
Voyager Learning	10,025	24.8%	13,947	24.4%	3,922	28.1%
Sopris Learning	2,344	5.8%	2,568	4.5%	224	8.7%
Cambium Learning Technologies	1,165	2.9%	1,232	2.2%	67	5.4%
Shared Services	863	2.1%	72	0.1%	(791)	(1098.6)%
Amortization expense	6,579	16.3%	6,844	12.0%	265	3.9%

Total cost of revenues	20,976	51.9%	24,663	43.1%	3,687	14.9%

Research and development expense	2,652	6.6%	2,515	4.4%	(137)	(5.4)%
Sales and marketing expense	12,041	29.8%	12,874	22.5%	833	6.5%
General and administrative expense	5,061	12.5%	5,529	9.7%	468	8.5%
Shipping costs	954	2.4%	817	1.4%	(137)	(16.8)%
Depreciation and amortization expense	1,591	3.9%	1,748	3.1%	157	9.0%
Goodwill impairment	14,700	36.4%	—	0.0%	(14,700)	(100.0)%
Embezzlement and related expense (recoveries)	44	0.1%	40	0.1%	(4)	(10.0)%
Impairment of long-lived assets	320	0.8%	—	0.0%	(320)	100.0%

Income (loss) before interest, other income (expense) and income taxes	(17,910)	(44.3)%	9,005	15.7%	(26,915)	(298.9)%

Net interest expense	(4,627)	(11.4)%	(4,882)	(8.5)%	255	5.2%
Other income (expense), net	37	0.1%	2	0.0%	35	1750.0%
Income tax benefit (expense)	23	0.1%	(318)	(0.6)%	341	107.2%

Net (loss) income	$(22,477)	(55.6)%	$3,807	6.7%	$(26,284)	(690.4)%

Net Revenues.

Our total net revenues decreased $16.8 million, or 29.3%, to $40.4 million in the second quarter of 2012 compared to the same period in 2011. This decrease in net revenue was driven by order volume declines in each of our business units primarily as a result of a reduction in funding available to our customers.

Voyager Learning. The Voyager Learning segment’s net revenues decreased $14.0 million, or 39.8%, to $21.2 million in the second quarter of 2012 compared to the same period in 2011 due to a decline in order volume.

Sopris Learning. The Sopris Learning segment’s net revenues decreased $1.7 million, or 20.6%, to $6.6 million in the second quarter of 2012 compared to the same period in 2011, which is attributable to reduced order volumes.

Cambium Learning Technologies. The CLT segment’s net revenues decreased $1.0 million, or 7.4%, to $12.6 million in the second quarter of 2012 compared to the same period in 2011 due to decreased order volume in our perpetual software and hardware product lines. Our online products showed continued order volume growth during the second quarter of 2012, but this growth was insufficient to offset the declines in the other product lines as a large portion of these sales are recognized over a subscription period.

Cost of Revenues.

Cost of revenues includes expenses to print, purchase, handle and warehouse our products, as well as order processing and royalty costs, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $3.4 million, or 19.2%, to $14.4 million in the second quarter of 2012 compared to the same period in 2011 primarily due to a reduction in order volume. Although cost of revenues declined compared to the second quarter of 2011, the reduction was not as significant as the decline in net revenues due to several factors: a significant portion of our cost of revenues are fixed costs versus variable costs; our sales mix shifted toward higher cost service offerings; excess inventory write-downs increased compared to the second quarter of 2011; and we incurred $0.9 million of charges in connection with our reengineering and restructuring initiative.

Voyager Learning. Cost of revenues for the Voyager Learning segment decreased $3.9 million, or 28.1%, to $10.0 million in the second quarter of 2012 compared to the same period in 2011 primarily due to a reduction in order volume. Although cost of revenues declined compared to the second quarter of 2011, the reduction was not as significant as the decline in net revenues due to several factors: a significant portion of our cost of revenues are fixed costs versus variable costs; our sales mix shifted toward higher cost service offerings; and excess inventory write-downs increased compared to the second quarter of 2011.

Sopris Learning. Cost of revenues for the Sopris Learning segment decreased by $0.2 million, or 8.7%, to $2.3 million in the second quarter of 2012 compared to the same period in 2011 primarily due to a reduction in order volume.

Cambium Learning Technologies . Cost of revenues for the CLT segment decreased by $0.1 million, or 5.4%, to $1.2 million in the second quarter of 2012 compared to the same period in 2011 primarily due to a decline in order volume.

Shared Services. Cost of revenues for Shared Services for the second quarter of 2012 of $0.9 million relate to our reengineering and restructuring initiative. The charges incurred in the first half of 2011 of $0.1 million primarily related to the costs incurred to maintain our customer-facing software applications.

Amortization Expense.

Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the second quarter of 2012 decreased $0.3 million compared to the second quarter of 2011, or 3.9%, primarily due to the fact that a majority of our intangible assets are amortized using accelerated methodologies.

Research and Development Expense.

Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense recognized in the second quarter of 2012 increased $0.1 million, or 5.4%, from the second quarter of 2011 to $2.7 million. This increase is primarily due to charges of $0.2 million related to our reengineering and restructuring efforts. Although revenues declined from the second quarter of 2011, we will maintain our research and development spending at historical levels to increase the flow of new and enhanced products.

Sales and Marketing Expense.

Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the second quarter of 2012 decreased $0.8 million, or 6.5%, from the second quarter of 2011 to $12.0 million. This decrease is primarily due to reduced employee and contractor related costs and product samples slightly offset by the $0.4 million of costs incurred in connection with our reengineering and restructuring initiative.

General and Administrative Expense.

General and administrative expenses recognized in the second quarter of 2012 decreased $0.5 million, or 8.5%, from the second quarter of 2011 to $5.1 million. This decline is primarily due to reductions in stock-based compensation expense and CVR expense offset by charges incurred in the second quarter of 2012 related to our reengineering and restructuring initiative.

Shipping and Handling Costs.

Shipping and handling costs recognized in the second quarter of 2012 increased $0.1 million, or 16.8%, from the second quarter of 2011 to $1.0 million. This increase is attributable to costs incurred to move inventory to the new warehouse as part of our reengineering and restructuring initiative partially offset by reduced shipping and handling costs from lower sales volumes.

Goodwill Impairment.

We determined during the second quarter of 2012 that the goodwill balance for the reporting unit comprising the Kurzweil and IntelliTools product lines from the CLT segment was partially impaired. As such an impairment charge of $14.7 million was recorded. The goodwill impairment charge was primarily the result of lowered forecasts of future sales for that reporting unit.

See Note 5 in the Notes to the Condensed Consolidated Financial Statements for further information on our goodwill impairment review.

Impairment of Long-Lived Assets.

The impairment expense recorded in the second quarter of $0.3 million relates to charges from the impairment of previously capitalized development costs that, as a result of certain actions in our restructuring and reengineering initiative were, determined to have no ongoing value.

Net Interest Expense.

Net interest expense decreased by $0.3 million, or 5.2%, to $4.6 million in the second quarter of 2012 compared to the same period in 2011 primarily due to an increase in interest income on state tax receivables and an increase in interest capitalization.

Income Tax Provision.

We recorded income tax expense of ($0.1) million during the second quarter of 2012 and $0.3 million during the second quarter of 2011 for state income tax expense in states where the Company cannot file on a unitary basis. We did not record a Federal or state income tax benefit for consolidated losses incurred during either period because realization of the tax benefits from the losses is not assured beyond a reasonable doubt given the Company’s recent history of cumulative losses. Therefore the increases in net deferred tax assets in the periods were offset by increases in the valuation allowance.

First Half of Fiscal 2012 Compared to the First Half of Fiscal 2011

(in thousands)	Six Months Ended				Year Over Year Change
	June 30, 2012		June 30, 2011		Favorable/(Unfavorable)
	Amount	% of Revenues	Amount	% of Revenues	$	%
Net revenues:
Voyager Learning	$33,258	48.7%	$49,946	56.8%	$(16,688)	(33.4)%
Sopris Learning	9,859	14.4%	12,555	14.3%	(2,696)	(21.5)%
Cambium Learning Technologies	25,167	36.9%	25,385	28.9%	(218)	(0.9)%

Total net revenues	68,284	100.0%	87,886	100.0%	(19,602)	(22.3)%
Cost of revenues:
Voyager Learning	17,976	26.3%	21,940	25.0%	3,964	18.1%
Sopris Learning	3,660	5.4%	4,238	4.8%	578	13.6%
Cambium Learning Technologies	2,497	3.7%	2,455	2.8%	(42)	(1.7)%
Shared Services	1,430	2.1%	153	0.2%	(1,277)	(834.6)%
Amortization expense	12,949	19.0%	13,462	15.3%	513	3.8%

Total cost of revenues	38,512	56.4%	42,248	48.1%	3,736	8.8%

Research and development expense	5,984	8.8%	4,894	5.6%	(1,090)	(22.3)%
Sales and marketing expense	23,937	35.1%	23,777	27.1%	(160)	(0.7)%
General and administrative expense	10,806	15.8%	11,341	12.9%	535	4.7%
Shipping costs	1,281	1.9%	1,151	1.3%	(130)	(11.3)%
Depreciation and amortization expense	3,250	4.8%	3,484	4.0%	234	6.7%
Goodwill impairment	14,700	21.5%	—	0.0%	(14,700)	(100.0)%
Embezzlement and related expense (recoveries)	(41)	(0.1)%	(2,396)	(2.7)%	(2,355)	(98.3)%
Impairment of long-lived assets	3,111	4.6%	—	0.0%	(3,111)	(100.0)%

Income (loss) before interest, other income (expense) and income taxes	(33,256)	(48.7)%	3,387	3.9%	(36,643)	(1081.9)%

Net interest expense	(9,404)	(13.8)%	(9,287)	(10.6)%	(117)	(1.3)%
Other income (expense), net	73	0.1%	365	0.4%	(292)	(80.0)%
Income tax expense	(154)	(0.2)%	(415)	(0.5)%	261	62.9%

Net loss	$(42,741)	(62.6)%	$(5,950)	(6.8)%	$(36,791)	(618.3)%

Net Revenues.

Our total net revenues decreased $19.6 million, or 22.3%, to $68.3 million in the first half of 2012 compared to the same period in 2011 due to a decline in order volume in each of our business units primarily as a result of a reduction in funding available to our customers.

Voyager Learning. The Voyager Learning segment’s net revenues decreased $16.7 million, or 33.4%, to $33.3 million in the first half of 2012 compared to the same period in 2011 due to a decline in order volume.

Sopris Learning. The Sopris Learning segment’s net revenues decreased $2.7 million, or 21.5%, to $9.9 million in the first half of 2012 compared to the same period in 2011, which is attributable to decreased order volume.

Cambium Learning Technologies. The CLT segment’s net revenues decreased $0.2 million, or 0.9%, to $25.2 million in the first half of 2012 compared to the same period in 2011. This decline was primarily driven by reduced order volume in our perpetual software and hardware product lines. Our online products showed continued order volume growth during the first half of 2012, but this growth was insufficient to offset the decline in the other product lines as a large portion of these sales are recognized over a subscription period.

Cost of Revenues.

Cost of revenues includes expenses to print, purchase, handle and warehouse our products, as well as order processing and royalty costs, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $3.2 million, or 11.2%, to $25.6 million in the first half of 2012 compared to the same period in 2011 primarily due to a reduction in order volume. Although cost of revenues declined compared to the first half of 2011, the reduction was not as significant as the decline in net revenues due to several factors: a significant portion of our cost of revenues are fixed costs versus variable costs; our sales mix shifted toward higher cost service offerings; excess inventory write-downs increased compared to the first half of 2011; and we incurred $1.4 million of charges in connection with our reengineering and restructuring initiative.

Voyager Learning. Cost of revenues for the Voyager Learning segment decreased $4.0 million, or 18.1%, to $18.0 million in the first half of 2012 compared to the same period in 2011 primarily due to a reduction in order volume. Although cost of revenues declined compared to the first half of 2011, the reduction was not as significant as the decline in net revenues due to several factors: a significant portion of our cost of revenues are fixed costs versus variable costs; our sales mix shifted toward higher cost service offerings; and excess inventory write-downs increased compared to the first half of 2011.

Sopris Learning. Cost of revenues for the Sopris Learning segment decreased by $0.6 million, or 13.6%, to $3.7 million in the first half of 2012 compared to the same period in 2011 primarily due to a reduction in order volume.

Cambium Learning Technologies. Cost of revenues for the CLT segment increased by $0.1 million, or 1.7%, to $2.5 million in the first half of 2012 compared to the same period in 2011 primarily due to higher employee related costs slightly offset by product related costs due to lower order volumes.

Shared Services. Cost of revenues for Shared Services for the first half of 2012 of $1.4 million relate to our reengineering and restructuring initiative. The charges incurred in the first half of 2011 of $0.2 million primarily relate to the costs incurred to maintain our customer-facing software applications.

Amortization Expense.

Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the first half of 2012 decreased $0.5 million compared to the first half of 2011, or 3.8%, primarily due to the fact that a majority of our intangible assets are amortized using accelerated methodologies.

Research and Development Expense.

Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the first half of 2012 increased $1.1 million, or 22.3%, to $6.0 million compared to the first half of 2011 primarily due to an increase in employee and contractor costs related to our continued investment in technology development. Additionally, the first half of 2012 includes charges of $0.3 million incurred in connection with our restructuring and reengineering initiative. Although revenues declined from the first half of 2011, we will maintain our research and development spending at historical levels to increase the flow of new and enhanced products.

Sales and Marketing Expense.

Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the first half of 2012 increased $0.2 million, or 0.7%, from the first half of 2011 to $23.9 million. This increase was primarily due to $0.5 million of costs incurred in connection with our reengineering and restructuring initiative partially offset by a decline in product samples.

General and Administrative Expense.

General and administrative expenses for the first half of 2012 decreased $0.5 million, or 4.7%, to $10.8 million compared to the first half of 2011. This decline is primarily due to reductions in CVR expense, stock based compensation expense and costs related to mergers and acquisitions slightly offset by charges incurred in connection with the reengineering and restructuring initiative and increased employee and travel related costs.

Shipping and Handling Costs.

Shipping and handling costs recognized in the first half of 2012 increased $0.1 million, or 11.3%, from the first half of 2011 to $1.3 million. This increase is attributable to costs incurred to move inventory to the new warehouse as part of our reengineering and restructuring initiative partially offset by reduced shipping and handling costs from lower sales volumes.

Goodwill Impairment.

We determined during the second quarter of 2012 that the goodwill balance for the reporting unit comprising the Kurzweil and IntelliTools product lines from the CLT segment was partially impaired. As such an impairment charge of $14.7 million was recorded. The goodwill impairment charge was primarily the result of lowered forecasts of future sales for that reporting unit.

See Note 5 in the Notes to the Condensed Consolidated Financial Statements for further information on our goodwill impairment review.

Impairment of Long-Lived Assets.

In connection with our reengineering and restructuring initiative mentioned above, during the six months ended June 30, 2012 we recorded an impairment charge of $3.1 million primarily related to our leased facility in Frederick, Colorado and warehouse related assets. We completed the outsourcing of our warehouse operations to a third party logistics provider during the quarter ended June 30, 2012. The impairment expense recorded in the first half of 2012 also included $0.3 million of charges from the impairment of previously capitalized development costs that, as a result of certain actions in our restructuring and reengineering initiative, were determined to have no ongoing value.

Net Interest Expense.

Net interest expense for the first half of 2012 increased $0.1 million, or 1.3%, to $9.4 million compared to the first half of 2011 due to an increase in the interest on our long-term debt.

Income Tax Provision.

We recorded income tax expense of $0.2 million during the first half of 2012 and $0.4 million during the first half of 2011 for state income tax expense in states where the Company cannot file on a unitary basis. We did not record a Federal or state income tax benefit for consolidated losses incurred during either period because realization of the tax benefits from the losses is not assured beyond a reasonable doubt given the Company’s recent history of cumulative losses. Therefore the increases in net deferred tax assets in the periods were offset by increases in the valuation allowance.

Liquidity and Capital Resources

The Company has historically provided surplus cash flow in a calendar year. Because sales seasonality affects operating cash flow, we normally incur a net cash deficit from all of our activities through the early part of the third quarter of the year. We typically fund these seasonal deficits through the drawdown of cash, supplemented by borrowings on a revolving credit facility, if needed. The primary sources of liquidity are our current cash balances and our annual cash flow from operations and the primary liquidity requirements relate to interest on our long-term debt, pre-publication costs, capital investments and working capital. We believe that based on current and anticipated levels of operating performance, cash flow from operations and availability under a revolving credit facility, we will be able to make required interest payments on our debt and fund our working capital and capital expenditure requirements for the next 12 months. Although we have healthy cash balances, due to the downturn in our business environment, we will be more targeted in making planned internal investments and executing on selected acquisition targets. Should the Company be unsuccessful over time in reversing the downward sales volume trend experienced in the first half of 2012, the Company’s historic trend of providing surplus cash each year would be at risk absent additional cost reductions in non-critical areas.

Long-term debt

In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into an asset-based revolving credit facility with potential for up to $40 million in borrowing capacity. Deferred financing costs are capitalized in other assets in the consolidated balance sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at June 30, 2012 and December 31, 2011 were $6.9 million and $7.7 million, respectively.

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

As of June 30, 2012, the balances of accounts receivable and inventory collateralizing the ABL Facility were $25.3 million and $20.8 million, respectively. As of June 30, 2012, the Company had a borrowing base under the ABL Loan Agreement of up to $31.4 million.

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

The ABL Facility contains a financial covenant that generally requires the ABL Credit Parties to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. The ABL Credit Parties will be required to pay, quarterly in arrears, an unused line fee equal to the product of (x) either 0.375% or 0.50% (depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) and (y) the average daily unused amount of the revolver. As of June 30, 2012, we were in compliance with this covenant.

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

	For the six months ended June 30,
(in thousands)	2012	2011
Operating activities	$(22,068)	$656
Investing activities	(8,427)	(8,711)
Financing activities	(1,093)	8,802

Operating activities. Cash provided by (used in) operations was ($22.1) million and $0.7 million for the six month periods ended June 30, 2012 and 2011, respectively. Overall, cash flow from operations declined by approximately $22.7 million primarily due to the reduction in revenues compared to the first half of 2011. Additionally, the first half of 2012 included interest payments of $8.5 million and cash outflows of $2.1 million related to our reengineering and restructuring initiative while the first half of 2011 included the collection of significant accounts receivable balances outstanding at year end 2010.

Investing activities. Cash used in investing activities was $8.4 million in the first half of 2012 compared to $8.7 million in the first half of 2011. 2011 cash outflows included a CVR payment of $2.0 million, but 2012 capital expenditures are $1.7 million higher than the prior year.

Financing activities. Cash provided by (used in) financing activities was ($1.1) million in the first half of 2012 and $8.8 million in the first half of 2011. During the first half of 2012, cash used in financing activities consisted of capital lease payments of $0.6 million and the $0.5 million share repurchase. 2011 net proceeds received from the issuance of the 9.75% senior secured notes was $174 million offset by repayment of $152.1 million of existing notes and payments of $8.0 million related to the debt financing costs. Additionally, we made a stock repurchase in the second quarter of 2011 at a cost of $4.9 million.

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

As management believes it is more likely than not that the Company’s position will ultimately be upheld, a tax receivable for the expected refund plus statutory interest is recorded in other assets on the Condensed Consolidated Balance Sheets totaling $11.3 million and $11.0 million as of June 30, 2012 and December 31, 2011, respectively.

This liability was identified as an agreed contingency for purposes of the CVRs issued as part of a 2009 merger. In accordance with the terms of the merger agreement, dated June 20, 2009, fifty percent (50%) of any amount that is paid or due and payable with respect to each agreed contingency would offset payments due under the CVRs from an amount held for such payments by Wells Fargo Bank, N.A., as escrow agent, in an escrow account. Upon payment of the approximately $10.4 million, the Company requested a disbursement to the Company from the escrow account in an amount equal to fifty percent (50%) of the payment, or approximately $5.2 million. This cash disbursement was received by the Company during the third quarter of 2010. On September 20, 2010, the Company amended the merger agreement and the escrow agreement to extend the term of the escrow agreement until the later of the full distribution of the escrow funds or the final resolution of the agreed contingency. The final resolution of the tax litigation or potential settlement could result in a total refund from the taxing authority to the Company ranging from zero to approximately $11.3 million as of June 30, 2012, and 50% of any such refund would in turn be payable to the holders of the CVRs. As of June 30, 2012, the Company has recorded $5.1 million as a component of the CVR liability related to this agreed upon contingency, which is an estimate of the fair value based on a probability-weighted cash flow analysis using management assumptions related to the likelihood of the ultimate cash outflows. If the former subsidiary’s position is not ultimately upheld, the Company could incur non-cash charges of up to $10.4 million of indemnification expense and a $0.9 million reduction in interest income in future periods on its Statements of Operations, partially offset by the related $5.1 million reduction to the CVRs liability.

The Court of Claims in Michigan also ruled in the Company’s favor on two other tax matters that could result in a refund of up to $0.8 million, plus statutory interest. These potential tax refunds would be retained by the Company and are not subject to payment to the holders of the CVRs.

Non-GAAP Measures

The net income (loss) as reported on a GAAP basis includes material non-recurring and non-operational items. We believe that earnings (loss) from operations before interest and other income (expense), income taxes, and depreciation and amortization, or EBITDA, and Adjusted EBITDA, which further excludes non-recurring and non-operational items, provide useful information for investors to assess the results of the ongoing business of the combined company.

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

Below are reconciliations between net (loss) income and Adjusted EBITDA for the three and six month periods ended June 30, 2012 and 2011:

Reconciliation Between Net Revenues and Adjusted Net Revenues and Between Net (Loss) Income and Adjusted EBITDA for the Three Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,
	2012	2011
	(In thousands)
	(Unaudited)
Total net revenues	$40,429	$57,191
Non-recurring and non-operational costs included in net revenues but excluded from adjusted net revenues: Adjustments related to purchase accounting (a)	123	323

Adjusted net revenues	$40,552	$57,514

Net income (loss)	(22,477)	3,807
Reconciling items between net income (loss) and EBITDA:
Depreciation and amortization	8,170	8,592
Net interest expense	4,627	4,882
Other income, net	(37)	(2)
Income tax (benefit) expense	(23)	318

Income (loss) from operations before interest and other income (expense), income taxes, and depreciation and amortization (EBITDA)	(9,740)	17,597
Non-recurring, non-operational, and certain non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Re-engineering and restructuring costs (b)	2,045	—
Merger and acquisition activities (c)	343	366
Stock-based compensation expense (d)	(20)	314
Embezzlement and related expenses (recoveries) (e)	44	40
Adjustments related to purchase accounting (a)	95	283
Adjustments to CVR liability (f)	54	212
Goodwill impairment (g)	14,700	—

Adjusted EBITDA	$7,521	$18,812

Reconciliation Between Net Revenues and Adjusted Net Revenues and Between Net Loss and Adjusted EBITDA for the Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30,
	2012	2011
	(In thousands)
	(Unaudited)
Total net revenues	$68,284	$87,886
Non-recurring and non-operational costs included in net revenues but excluded from adjusted net revenues: Adjustments related to purchase accounting (a)	255	655

Adjusted net revenues	$68,539	$88,541

Net loss	$(42,741)	$(5,950)
Reconciling items between net loss and EBITDA:
Depreciation and amortization	16,199	16,946
Net interest expense	9,404	9,287
Other income, net	(73)	(365)
Income tax expense	154	415

Income (loss) from operations before interest and other income (expense), income taxes, and depreciation and amortization (EBITDA)	(17,057)	20,333
Non-recurring, non-operational, and certain non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Re-engineering and restructuring costs (b)	5,749	—
Merger and acquisition activities (c)	524	677
Stock-based compensation expense (d)	205	604
Embezzlement and related expenses (recoveries) (e)	(41)	(2,396)
Adjustments related to purchase accounting (a)	198	571
Adjustments to CVR liability (f)	107	520
Goodwill impairment (g)	14,700	—

Adjusted EBITDA	$4,385	$20,309

(a)	Under applicable accounting guidance for business combinations, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value. Net revenues have been reduced by $0.1 million, $0.3 million, $0.3 million, and $0.7 million, respectively, for the quarters ended June 30, 2012 and 2011 and the six month periods ended June 30, 2012 and 2011 in the historical financial statements due to the write-down of deferred revenue to its estimated fair value as of the merger date. The write-down was determined by estimating the cost to fulfill the related future customer obligations plus a normal profit margin. Partially offsetting this impact, cost of revenues were reduced for other purchase accounting adjustments, primarily a write-down of deferred costs to zero at the acquisition date. During the quarters ended June 30, 2012 and 2011 and the six month periods ended June 30, 2012 and 2011, the historical cost of revenues was reduced by zero, $0.1 million, $0.1 million, and $0.1 million, respectively. The adjustment of deferred revenue and deferred costs to fair value is required only at the purchase accounting date; therefore, its impact on net revenues and cost of revenues is non-recurring.

(b)	In late 2011, we launched a reengineering and restructuring initiative to align our organizational and cost structure to our strategic goals. The financial goal of these actions is to provide savings to both improve earnings and to fund re-investment in growth areas of the business. The majority of these costs are expected to be incurred by the end of 2012. Reengineering and restructuring activities will be assessed and enacted throughout 2012 and are expected to include: (1) Obtaining new leadership and employee skill sets that support our transformation to focus more heavily on technology solutions and services and other strategic objectives; (2) Outsourcing warehouse operations to a third party logistics provider, which will allow us to take advantage of a lower and more variable cost structure for our print based products, as well as locate operations closer to the geographic center of our nationwide customer base; (3) Rationalizing facilities space by consolidating facilities and subleasing entire or partial facilities where feasible; (4) Assessing and implementing projects to improve cost efficiencies and enhance the customer experience throughout the order to cash, service delivery, and procurement processes; (5) Reduction of job positions that do not support the Company’s key strategic goals; and (6) Other reductions as needed to improve our cost structure. During the three and six months ended June 30, 2012 we recorded reengineering and restructuring charges of $2.0 million and $5.7 million, respectively, including impairment charges of $3.1 million related to our leased facility in Frederick, Colorado and warehouse related assets and previously capitalized amounts that were determined to have no ongoing value.
(c)	Certain costs related to merger and acquisition activities including due diligence and other non-operational charges including liabilities such as pension and severance costs for former employees.
(d)	Stock-based compensation and expense is related to our outstanding options, restricted stock awards, warrants, and stock appreciation rights (SARs).
(e)	During 2008, we discovered certain irregularities relating to the control and use of cash and certain other general ledger items which resulted from a substantial misappropriation of assets over more than a three-year period beginning in 2004 and continuing through April 2008. These irregularities were perpetrated by a former employee, resulting in embezzlement losses, net of recoveries.
(f)	Adjustments to the CVR liability as a result of the amendments of the merger agreement and the related escrow agreement, the expiration of the statute of limitations on potential tax liabilities and changes in likelihood of collecting potential tax receivables included in the estimate of the fair value of the CVRs.
(g)	For additional information on goodwill impairment charges, see Note 5 to our Condensed Consolidated Financial Statements included herein.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of June 30, 2012 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

On February 15, 2012, our Board of Directors approved a plan to outsource our warehouse operations to a third party logistics provider, Ozburn Hessey Logistics (“OHL”), and to cease use of the leased facility in Frederick, Colorado that includes our warehouse and other office space. Warehouse operations in Frederick were transferred to OHL and the facility was made available for sublease in the quarter ending June 30, 2012.

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

Interest Rate Risk

As described in Note 14 to our condensed consolidated financial statements, in February 2011, we closed an offering of $175 million aggregate principal amount of Notes (fixed rate) due 2017 and entered into a $40 million asset-based revolving credit facility. We have no amounts outstanding under the revolving credit facility, which is our only variable interest debt. Therefore, as of June 30, 2012 we have no material interest rate risk.

Foreign Currency Risk

The Company does not have material exposure to changes in foreign currency rates. As of June 30, 2012, the Company does not have any outstanding foreign currency forwards or option contracts.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011, the Company is involved in a tax litigation matter related to a Michigan state tax issue. The final resolution of the tax litigation or potential settlement could result in a total refund from the taxing authority to the Company ranging from zero to approximately $11.3 million as of June 30, 2012, and 50% of any such refund would in turn be payable to the holders of the CVRs. As of June 30, 2012, the Company has recorded $5.1 million as a component of the CVR liability related to this agreed upon contingency, which is an estimate of the fair value based on a probability-weighted cash flow analysis using management assumptions related to the likelihood of the ultimate cash outflows. If the former subsidiary’s position is not ultimately upheld, the Company could incur non-cash charges of up to $10.4 million of indemnification expense and a $0.9 million reduction in interest income in future periods on its Statements of Operations, partially offset by the related $5.1 million reduction to the CVRs liability. As management believes it is more likely than not that the Company’s position will ultimately be upheld, a tax receivable for the expected refund plus statutory interest is recorded in other assets on the Condensed Consolidated Balance Sheets totaling $11.3 million and $11.0 million as of June 30, 2012 and December 31, 2011, respectively.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as such factors could materially affect the Company’s business, financial condition, or future results. In the three and six months ended June 30, 2012, there were no material changes to the risk factors disclosed in the Company’s 2011 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following is a description of the Company’s securities that were issued or sold by the Company during the period covered by this report and which were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Warrants to Purchase Common Stock

During the quarter ended June 30, 2012, the number of shares of common stock of the Company underlying the warrant issued to VSS-Cambium Holdings III, LLC, the sole stockholder of VSS-Cambium Holdings II Corp. (“Cambium”) immediately prior to the Company’s acquisition of Cambium, as part of the merger consideration payable to such stockholder in connection with the Cambium merger, was increased by 1,627 shares. The increase resulted from cash recoveries during the quarter in connection with the employee embezzlement matter, in accordance with the terms of the warrant. The warrant is exercisable for shares of common stock at an exercise price of $0.01 per share, and expires on December 8, 2014. The number of shares of common stock issuable under the warrant may be further increased in the future upon the occurrence of certain events described in the warrant. The issuance of these securities to VSS-Cambium Holdings III, LLC was exempt from registration under Section 4(2) of the Securities Act.

Stock Repurchases

Shares of common stock repurchased by the Company during the quarter ended June 30, 2012, were as follows:

Issuer Purchases of Equity Securities
	(a)			(b)
Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Program
April 1 - April 30	—	—	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	440,373	1.16	440,373	—

(a)	On June 22, 2012, the Company entered into a stock purchase agreement with an investor pursuant to its share repurchase program. As previously announced, the Company’s board of directors authorized a $5 million share repurchase program through July 5, 2013. The transaction was settled on June 27, 2012 with the Company purchasing 440,373 shares for a total cost of $0.5 million. The purchase price was set at the 10 day volume-weighted average price on the date of the stock purchase agreement. Upon repurchase these treasury shares are no longer registered under the Securities Act of 1933.
(b)	The Company’s share repurchases are limited to a maximum of $5 million through July 5, 2013.

Item 6.	Exhibits.

The following exhibits are filed as part of this report.

Exhibit Number	Description

10.1	Stock Purchase Agreement ((incorporated by reference to Exhibit 10.1 to Cambium Learning Group’s Current Report on Form 8-K dated June 22, 2012 (File No. 001-34575))

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.*

101.def	XBRL Taxonomy Extension Definition Linkbase Document.*

101.sch	XBRL Taxonomy Extension Schema Document.*

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.lab	XBRL Taxonomy Extension Label Linkbase Document.*

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned duly authorized officer of the registrant.

Date: August 10, 2012	CAMBIUM LEARNING GROUP, INC.

/s/ Bradley C. Almond
Bradley C. Almond,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Stock Purchase Agreement ((incorporated by reference to Exhibit 10.1 to Cambium Learning Group’s Current Report on Form 8-K dated June 22, 2012 (File No. 001-34575))

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.*

101.def	XBRL Taxonomy Extension Definition Linkbase Document.*

101.sch	XBRL Taxonomy Extension Schema Document.*

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.lab	XBRL Taxonomy Extension Label Linkbase Document.*

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.