Form 10-Q
period 2012-09-30
CAMBIUM LEARNING GROUP, INC.
filed 2012-11-09
CIK 1466815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of October 31, 2012 was 48,293,054.

		Page
PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)(Unaudited) for the Three Months and Nine Months Ended September 30, 2012 and September 30, 2011	3

	Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2012 and September 30, 2011	6

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II	OTHER INFORMATION	38

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	39

SIGNATURE PAGE		40

EXHIBITS		41

Part I. Financial Information

Item 1.	Financial Statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Net revenues	$45,958	$52,906	$114,242	$140,792

Cost of revenues:
Cost of revenues	14,274	16,318	39,837	45,104
Amortization expense	7,035	6,962	19,984	20,424

Total cost of revenues	21,309	23,280	59,821	65,528

Research and development expense	2,622	2,199	8,606	7,093
Sales and marketing expense	11,331	11,817	35,268	35,594
General and administrative expense	4,837	4,795	15,643	16,136
Shipping and handling costs	1,204	844	2,485	1,995
Depreciation and amortization expense	1,592	1,858	4,842	5,342
Goodwill impairment	—	—	14,700	—
Embezzlement and related expense (recoveries)	493	(56)	452	(2,452)
Impairment of long-lived assets	236	—	3,347	—

Total costs and expenses	43,624	44,737	145,164	129,236

Income (loss) before interest, other income (expense) and income taxes	2,334	8,169	(30,922)	11,556

Net interest expense	(4,628)	(4,950)	(14,032)	(14,237)

Other income, net	163	—	236	365

Income (loss) before income taxes	(2,131)	3,219	(44,718)	(2,316)

Income tax expense	(104)	(155)	(258)	(570)

Net income (loss)	$(2,235)	$3,064	$(44,976)	$(2,886)

Other comprehensive income (loss):

Amortization of net pension loss	9	—	26	—
Realized gain on available for sale securities	(1)	—	(1)	—

Comprehensive income (loss)	$(2,227)	$3,064	$(44,951)	$(2,886)

Net income (loss) per common share:
Basic net income (loss) per common share	$(0.05)	$0.07	$(0.90)	$(0.06)
Diluted net income (loss) per common share	$(0.05)	$0.07	$(0.90)	$(0.06)

Average number of common shares and equivalents outstanding:
Basic	49,284	46,743	49,722	44,911
Diluted	49,284	47,130	49,722	44,911

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,139	$63,191
Accounts receivable, net	32,915	13,485
Inventory	18,937	21,561
Deferred tax assets	2,800	2,829
Restricted assets, current	4,389	1,393
Assets held for sale	1,847	2,727
Other current assets	5,553	4,735

Total current assets	101,580	109,921
Property, equipment and software at cost	34,667	42,878
Accumulated depreciation and amortization	(13,023)	(12,968)

Property, equipment and software, net	21,644	29,910

Goodwill	99,597	114,297
Acquired curriculum and technology intangibles, net	19,966	26,996
Acquired publishing rights, net	19,910	26,861
Other intangible assets, net	15,517	18,111
Pre-publication costs, net	12,009	10,034
Restricted assets, less current portion	7,063	11,082
Other assets	21,505	22,468

Total assets	$318,791	$369,680

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current	$1,278	$826
Accounts payable	4,402	3,024
Contingent value rights, current	1,717	—
Accrued expenses	17,335	21,203
Deferred revenue, current	45,237	38,984

Total current liabilities	69,969	64,037

Long-term liabilities:
Long-term debt	174,287	174,165
Capital lease obligations, less current portion	3,243	12,294
Deferred revenue, less current portion	4,441	4,304
Contingent value rights, less current portion	5,128	6,684
Other liabilities	16,994	18,126

Total long-term liabilities	204,093	215,573

Commitments and contingencies (See Note 14)
Stockholders’ equity:
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at September 30, 2012 and December 31, 2011)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 51,208 and 51,162 shares issued, and 48,370 and 49,518 shares outstanding at September 30, 2012 and December 31, 2011, respectively)	51	51
Capital surplus	282,147	281,240
Accumulated deficit	(229,635)	(184,659)
Treasury stock at cost (2,838 and 1,644 shares at September 30, 2012 and December 31, 2011, respectively)	(6,228)	(4,931)
Other comprehensive income (loss):
Pension and postretirement plans	(1,606)	(1,632)
Net unrealized gain on securities	—	1

Accumulated other comprehensive loss	(1,606)	(1,631)

Total stockholders’ equity	44,729	90,070

Total liabilities and stockholders’ equity	$318,791	$369,680

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2012	2011
	(unaudited)
Operating activities:

Net loss	$(44,976)	$(2,886)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	24,826	25,766
Goodwill impairment	14,700	—
Loss (Gain) from recovery of property held for sale	880	(2,727)
Amortization of note discount and deferred financing costs	1,308	1,078
Impairment of long-lived assets	3,347	—
Change in fair value of contingent value rights obligation	161	520
Loss on disposal of assets	68	—
Stock-based compensation and expense	518	953
Changes in operating assets and liabilities:
Accounts receivable, net	(19,430)	655
Inventory	2,624	1,265
Other current assets	(818)	(560)
Other assets	(223)	316
Restricted assets	1,023	2,906
Accounts payable	1,378	(4,600)
Accrued expenses	(3,868)	(1,759)
Deferred revenue	6,390	5,923
Other long-term liabilities	(689)	(637)

Net cash (used in) provided by operating activities	(12,781)	26,213

Investing activities:
Cash paid for acquisitions	—	(1,993)
Proceeds from sale of property, equipment, and software	264	—
Expenditures for property, equipment, software and pre-publication costs	(13,317)	(10,559)

Net cash used in investing activities	(13,053)	(12,552)

Financing activities:
Proceeds from debt	—	174,024
Repayment of debt	—	(152,130)
Deferred financing costs	—	(7,984)
Principal payments under capital lease obligations	(921)	(659)
Stock repurchases	(1,297)	(4,931)
Proceeds from issuance of common stock for subscription rights	—	20,000

Net cash (used in) provided by financing activities	(2,218)	28,320

Increase (decrease) in cash and cash equivalents	(28,052)	41,981
Cash and cash equivalents, beginning of period	63,191	11,831

Cash and cash equivalents, end of period	$35,139	$53,812

Non-cash acquisition through capital leases	$—	$1,165

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

Presentation. The Condensed Consolidated Financial Statements include the accounts of Cambium Learning Group, Inc. and subsidiaries (the “Company”) and are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2011 has been derived from audited financial statements. All intercompany transactions are eliminated.

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Due to seasonality, the results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

Note 2 — Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.9 million at September 30, 2012 and December 31, 2011. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment could reasonably be expected to cause sales returns to differ from historical experience.

Note 3 — Stock-Based Compensation and Expense

The decline in stock-based compensation and expense in the nine months ended September 30, 2012 is primarily due to a decline in the fair value of outstanding warrants.

The total amount of pre-tax expense for stock-based compensation and expense was allocated as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$13	$13	$38	$43
Research and development expense	31	23	91	88
Sales and marketing expense	31	32	87	110
General and administrative expense	238	281	302	712

Total	$313	$349	$518	$953

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

	2012	2011
Expected stock volatility	35.00%	35.00%
Risk-free interest rate	1.02 - 1.17%	1.41 - 2.50%
Expected years until exercise	6.25	6.25
Dividend yield	0.00%	0.00%

Due to a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company used the simplified method as described in applicable accounting guidance for stock-based compensation to estimate the expected years until exercise on new awards.

During the quarter ended September 30, 2012, 25,473 of the options granted on January 27, 2010 and 3,024 of the options granted on February 1, 2011 were forfeited. During the nine months ended September 30, 2012, 166,399 of the options granted on January 27, 2010, 19,164 of the options granted on February 1, 2011 and 10,000 of the options granted on August 11, 2011 were forfeited.

Restricted common stock awards of 46,295 shares were issued during the nine months ended September 30, 2012, in connection with the Company’s Board of Directors compensation program. The restrictions on the common stock awards will lapse on the one-year anniversary of the grant date or upon a change in control of the Company. These awards were valued based on the Company’s closing stock price on the date of grant, February 8, 2012.

During the quarter and nine months ended September 30, 2012, the related restrictions lapsed on restricted common stock awards of zero shares and 46,234 shares, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2012	2011	2012	2011
Basic	49,284	46,743	49,722	44,911
Dilutive effect of awards	—	387	—	—

Diluted	49,284	47,130	49,722	44,911

Antidilutive securities:
Options	4,107	3,808	4,107	3,808
Warrants	188	—	188	141
Restricted stock	49	—	49	—
Subscription rights	—	—	—	6,657

Note 5 — Goodwill

In accordance with applicable accounting guidance, goodwill and other indefinite-lived intangible assets are not amortized but are instead reviewed for impairment at least annually and if a triggering event is determined to have occurred in an interim period. For the fiscal year ending December 31, 2012, the Company changed its method of applying the applicable guidance such that the annual goodwill impairment testing date will be changed from December 1 to October 1. This change did not result in any delay, acceleration or avoidance of impairment. The Company believes this change is preferable as it better aligns the impairment test with the Company’s close processes and allows additional time to accurately complete its impairment testing process in order to incorporate the results in its annual financial statements and timely file those statements with the SEC.

This change will be applied prospectively beginning on October 1, 2012; retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions that would have been used in those earlier periods.

As the Company determined that no impairment indicators were present in the three months ended September 30, 2012, no impairment analysis was conducted during the period.

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

The Voyager and KI reporting units have both experienced decreased revenues in the nine months ended September 30, 2012 compared to the same period in 2011. A goodwill impairment charge of $19.2 million was recorded for the Voyager reporting unit in 2011. The KI reporting unit incurred goodwill impairment charges of $18.4 million in 2011 and $14.7 million in the second quarter of 2012. Because of the recent goodwill write-downs and the continued sales pressure on these reporting units, it is possible that a goodwill impairment charge related to the Voyager or KI reporting units may be recognized in the fourth quarter. It is not possible at this time to determine whether a future goodwill impairment charge will be incurred or, if it is, the dollar value or significance of such a charge. The Company will complete its goodwill impairment analysis for all reporting units during the fourth quarter and will take into consideration a number of assumptions and estimates, including sales trends and cash flow projections for future years.

Note 6 — Fair Value Measurements

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

As of September 30, 2012, financial instruments include $35.1 million of cash and cash equivalents, restricted assets of $11.5 million, collateral investments of $2.0 million, $174.3 million of senior secured notes, $0.2 million of warrants, assets held for sale of $1.8 million, and $6.8 million in contingent value rights (“CVRs”). As of December 31, 2011, financial instruments include $63.2 million of cash and cash equivalents, restricted assets of $12.5 million, collateral investments of $2.0 million, $174.2 million of senior secured notes, $0.5 million of warrants, assets held for sale of $2.7 million, and $6.7 million in CVRs. The fair market values of cash equivalents and restricted assets are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period. The fair values of the properties acquired by the Company as a result of its recovery efforts in connection with the employee embezzlement matter described in Note 17 were determined based on a sales contract as of September 30, 2012 and by an independent appraisal conducted by a licensed realtor based on the values of similar properties in the area as of December 31, 2011.

As of September 30, 2012, the fair value of the senior secured notes was $130.2 million based on quoted market prices in active markets for these debt instruments when traded as assets.

Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	As of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Total Gains (Losses)
Restricted Assets:
Money Market	$11,452	$11,452	$—	$—	$—
Collateral Investments:
Money Market	902	902	—	—	—
Certificate of Deposit	1,067	1,067	—	—	—
Warrant	183	—	183	—	389
Assets held for sale:
Recovered Properties	1,847	—	1,847	—	(880)
CVRs	6,845	—	—	6,845	(161)

(in thousands)		Fair Value at Reporting Date Using
Description	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Total Gains (Losses)
Restricted Assets:
Money Market	$12,475	$12,475	$—	$—	$—
Collateral Investments:
Money Market	902	902	—	—	—
Certificate of Deposit	1,065	1,065	—	—	—
Warrant	456	—	456	—	70
Assets held for sale:
Recovered Properties	2,727	—	2,727	—	—
CVRs	6,684	—	—	6,684	(1,308)

The warrant was valued using the Black-Scholes pricing model. Due to the low exercise price of the warrants, the model assumptions do not significantly impact the valuation.

Contingent Value Rights

The fair value of the liability for the CVRs is determined using a probability weighted cash flow analysis which takes into consideration the likelihood, amount and timing of cash flows of each element of the pool of assets and liabilities included in the CVR. The determination of fair value of the CVRs involves significant assumptions and estimates, which are reviewed at each quarterly reporting date. As of September 30, 2012, a fair value of $6.8 million has been recorded as a liability for the remaining CVR payments.

During the nine months ended September 30, 2012, a loss of $0.2 million was recorded in general and administrative expense to reflect an increase in the estimated fair value of the CVR liability. The ultimate value of the remaining CVR payments is not known at this time; however, it could range from zero to a maximum possible value of approximately $7.6 million. Future changes in the estimate of the fair value of the CVRs will impact results of operations and could be material.

The first and second CVR payment dates were in September 2010 and June 2011, with $1.1 million and $2.0 million, respectively, distributed to the escrow agent at those times for distribution to holders of the CVRs. The next scheduled distribution, if any, is expected to be paid in the second quarter of 2013, but no later than October 2013, and relates to a potential tax indemnity obligation. Additionally, as described in Note 14, any amounts due to CVR holders as a result of refunds received related to the Michigan tax payment will be distributed upon the final resolution of this agreed contingency.

A detail of the elements included in the CVR is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	CVRs
	(In thousands)
	Estimated Fair Value		Estimated Fair Value
	as of December 31, 2011	Accrued Interest	as of September 30, 2012
Components of remaining CVR liability:
Michigan state tax issue	$4,967	$161	$5,128
Tax indemnity obligation	1,717	—	1,717

Estimated remaining CVR liability	$6,684	$161	$6,845

As of September 30, 2012, the remaining CVR liability of $6.8 million was comprised of $5.1 million related to the Michigan state tax agreed upon contingency and $1.7 million related to a potential tax indemnity obligation. Restricted assets in an escrow account for the benefit of the CVRs were $3.0 million for the potential tax indemnity obligation noted above, which, if such obligation is not triggered, will benefit the CVRs by $1.9 million with the remainder reverting back to general cash of the Company.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on the Condensed Consolidated Balance Sheets. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within Income (loss) before interest, other income (expense) and income taxes in the Condensed Consolidated Statements of Operations.

With the exception of the goodwill impairment associated with the KI reporting unit and the impairment of long-lived assets associated with the restructuring plan, there were no significant remeasurements of such assets or liabilities to fair value for the three and nine months ended September 30, 2012.

(in thousands)		Fair Value at Reporting Date Using
Description	As of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Gains (Losses)
Property, equipment and software	$21,644	$—	$—	$21,644	$(3,347)
Goodwill	99,597	—	—	99,597	(14,700)

In accordance with the provisions in the accounting guidance for intangibles—goodwill and other, for the nine months ended September 30, 2012, goodwill with a carrying amount of $114.3 million was written down to $99.6 million, resulting in a goodwill impairment charge of $14.7 million, which was included in earnings for the period. See Note 5 above for further information on the Company’s impairment analyses. In the nine months ended September 30, 2012, an impairment of long-lived assets charge of $3.3 million was recorded related to the restructuring and reengineering plans discussed in Note 12. The calculation of the impairment includes several assumptions based on management’s best estimates about future events, including costs to be incurred and the timing and amount of sublease rentals.

Note 7 — Other Current Assets

Other current assets at September 30, 2012 and December 31, 2011 consisted of the following:

	As of
	September 30,	December 31,
(in thousands)	2012	2011
Deferred costs	$3,196	$2,714
Prepaid expenses	2,252	1,503
Other current assets	105	518

Total	$5,553	$4,735

Note 8 — Other Assets

Other assets at September 30, 2012 and December 31, 2011 consisted of the following:

	As of
	September 30,	December 31,
(in thousands)	2012	2011
Tax receivables	$11,397	$11,039
Deferred financing costs	6,520	7,706
Collateral investments	1,969	1,967
Other	1,619	1,756

Total	$21,505	$22,468

Tax receivables include the $11.4 million receivable from the state of Michigan as discussed in Note 14 to the Condensed Consolidated Financial Statements. The deferred financing costs represent costs incurred in connection with the issuance of the $175 million aggregate principal amount of 9.75% senior secured notes as described in Note 15 to the Condensed Consolidated Financial Statements.

Note 9 — Accrued Expenses

Accrued expenses at September 30, 2012 and December 31, 2011 consisted of the following:

	As of
	September 30,	December 31,
(in thousands)	2012	2011
Salaries, bonuses and benefits	$8,856	$7,688
Accrued interest	2,214	6,503
Pension and post-retirement medical benefits	1,224	1,221
Accrued royalties	1,069	1,689
Other	3,972	4,102

Total	$17,335	$21,203

Accrued interest primarily relates to our 9.75% senior secured notes. The notes require semi-annual interest payments in arrears on each February 15 and August 15 over the life of the notes.

Note 10 — Other Liabilities

Other liabilities at September 30, 2012 and December 31, 2011 consisted of the following:

	As of
	September 30,	December 31,
(in thousands)	2012	2011
Pension and post-retirement medical benefits, long-term portion	$10,586	$11,110
Long-term deferred tax liability	3,092	3,121
Deferred rent	1,626	1,931
Long-term income tax payable	840	803
Long-term deferred compensation	499	544
Other	351	617

Total	$16,994	$18,126

Note 11 — Pension Plan

The net pension costs of the Company’s defined benefit pension plan were comprised solely of interest costs and totaled $0.1 million for the three month periods ended September 30, 2012 and 2011 and $0.4 million for the nine month periods ended September 30, 2012 and 2011. The net pension costs for the three and nine months ended September 30, 2012, also included accumulated net loss amortization of $9 thousand and $26 thousand, respectively.

Note 12 — Restructuring

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

•	Rationalizing facilities space by consolidating facilities and subleasing entire or partial facilities where feasible;

•	Assessing and implementing projects to improve cost efficiencies and enhance the customer experience throughout the order to cash, service delivery, and procurement processes;

•	Reduction of job positions that do not support the Company’s key strategic goals; and

•	Other reductions and costs as needed to improve the Company’s cost structure.

Based on plans enacted to date, the total expense for all reengineering and restructuring initiatives from the fourth quarter of 2011 through the end of 2012 is expected to be approximately $8.0 million, including both cash and non-cash items, and capital expenditures are expected to be between $0.7 and $0.8 million. The following table summarizes the amounts incurred and expected to be incurred in connection with the reengineering and restructuring initiative:

(in thousands)	Incurred in Year Ended December 31, 2011	Incurred in Nine Months Ended September 30, 2012	Total Incurred as of September 30, 2012	Remaining Amount Expected to be Incurred Under the Plan	Total Amount Expected to be Incurred Under the Plan
One-time termination benefits	$1,189	$1,777	$2,966	$—	$2,966
Impairment of long-lived assets	—	3,347	3,347	—	3,347
Warehouse transition costs	—	976	976	—	976
Facility rationalization costs	—	57	57	178	235
Process reengineering costs	—	83	83	392	475

	$1,189	$6,240	$7,429	$570	$7,999

The change in the reengineering and restructuring accrual for the nine months ended September 30, 2012 is as follows:

(in thousands)	One-time Termination Benefits	Warehouse Outsourcing Costs	Facility Rationalization Costs	Process Reengineering Costs
Balance as of December 31, 2011	$1,133	$—	$—	$—
Accrual changes	1,777	976	57	83
Payments made	(2,442)	(962)	(53)	(83)

Balance as of September 30, 2012	$468	$14	$4	$—

The reengineering and restructuring charges are recorded in unallocated shared services.

The estimates of future reengineering and restructuring charges and the calculated impairment of long lived assets represent expectations or beliefs concerning various future events. These expectations involve a number of risks and uncertainties including potential changes to the time and cost required to sublease facility space, the ultimate sublease rentals received for the facility space, and whether, when and how successfully the Company enacts other actions that could favorably impact its cost structure. In the event these assumptions change in the future the Company could be required to record additional impairment of long lived assets or incur additional costs to complete the initiative.

Note 13 — Uncertain Tax Positions

The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in its financial statements. For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in its financial statements is recorded on the condensed consolidated balance sheet as an unrecognized tax benefit (“UTB”). The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities. The balance of UTBs was $7.1 million at both September 30, 2012 and December 31, 2011.

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

As management believes it is more likely than not that the Company’s position will ultimately be upheld, a tax receivable for the expected refund plus statutory interest is recorded in other assets on the Condensed Consolidated Balance Sheets totaling $11.4 million and $11.0 million as of September 30, 2012 and December 31, 2011, respectively.

This liability was identified as an agreed contingency for purposes of the CVRs issued as part of a 2009 merger. In accordance with the terms of the merger agreement, dated June 20, 2009, fifty percent (50%) of any amount that is paid or due and payable with respect to each agreed contingency would offset payments due under the CVRs from an amount held for such payments by Wells Fargo Bank, N.A., as escrow agent, in an escrow account. Upon payment of the approximately $10.4 million, the Company requested a disbursement to the Company from the escrow account in an amount equal to fifty percent (50%) of the payment, or approximately $5.2 million. This cash disbursement was received by the Company during the third quarter of 2010. On September 20, 2010, the Company amended the merger agreement and the escrow agreement to extend the term of the escrow agreement until the later of the full distribution of the escrow funds or the final resolution of the agreed contingency. The final resolution of the tax litigation or potential settlement could result in a total refund from the taxing authority to the Company ranging from zero to approximately $11.4 million as of September 30, 2012, and 50% of any such refund would in turn be payable to the holders of the CVRs. As of September 30, 2012, the Company has recorded $5.1 million as a component of the CVR liability related to this agreed upon contingency, which is an estimate of the fair value based on a probability-weighted cash flow analysis using management assumptions related to the likelihood of the ultimate cash outflows. If the former subsidiary’s position is not ultimately upheld, the Company could incur non-cash charges of up to $10.4 million of indemnification expense and a $1.0 million reduction in interest income in future periods on its Condensed Statements of Operations, partially offset by the related $5.1 million reduction to the CVRs liability.

The Court of Claims in Michigan also ruled in the Company’s favor on two other tax matters that could result in a refund of up to $0.8 million, plus statutory interest. These potential tax refunds would be retained by the Company and are not subject to payment to the holders of the CVRs.

From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business. These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. As of September 30, 2012, these open purchase commitments totaled $0.4 million.

The Company has letters of credit outstanding as of September 30, 2012 in the amount of $2.9 million to support workers’ compensation insurance coverage, certain credit card programs, the build-to-suit lease, and performance bonds for certain contracts. The Company maintains a $1.1 million certificate of deposit as collateral for the workers’ compensation insurance and credit card program letters of credit and for Automated Clearinghouse (ACH) programs. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificate of deposit and money market fund investment are recorded in other assets.

Note 15 — Long-Term Debt

Long-term debt consists of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
(in thousands)	2012	2011
$175.0 million of 9.75% senior secured notes due February 15, 2017, interest payable semiannually	$175,000	$175,000
Less: Unamortized discount	(713)	(835)

Total long-term debt	$174,287	$174,165

In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into an asset-based revolving credit facility with potential for up to $40 million in borrowing capacity. Deferred financing costs are capitalized in other assets in the condensed consolidated balance sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at September 30, 2012 and December 31, 2011 were $6.5 million and $7.7 million, respectively.

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

ABL Facility . In February 2011, the Company’s wholly owned subsidiary, Cambium Learning, Inc. (together with its wholly owned subsidiaries, the “ABL Credit Parties”), entered into a credit facility (the “ABL Facility”) pursuant to a Loan and Security Agreement (the “ABL Loan Agreement”), by and among the ABL Credit Parties, Harris N.A., individually and as Agent (the “Agent”) for any ABL Lender (as hereinafter defined) which is or becomes a party to said ABL Loan Agreement, certain other lenders party thereto (together with Harris N.A. in its capacity as a lender, the “ABL Lenders”), Barclays Bank PLC, individually and as Collateral Agent, and BMO Capital Markets and Barclays Capital, as Joint Lead Arrangers and Joint Book Runners. The ABL Facility consists of a four-year $40.0 million revolving credit facility, which includes a $5.0 million subfacility for swing line loans and a $5.0 million subfacility for letters of credit. In addition, the ABL Facility provides that the ABL Credit Parties may increase the aggregate principal amount of the ABL Facility by up to an additional $20.0 million, subject to the consent of the Agent (whose consent shall not be unreasonably withheld) and subject to the satisfaction of certain other conditions.

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

As of September 30, 2012, the balances of accounts receivable and inventory collateralizing the ABL Facility were $32.9 million and $18.9 million, respectively. As of September 30, 2012, the Company had a borrowing base under the ABL Loan Agreement of up to $32.4 million.

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

The ABL Facility contains a financial covenant that generally requires the ABL Credit Parties to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. The ABL Credit Parties will be required to pay, quarterly in arrears, an unused line fee equal to the product of (x) either 0.375% or 0.50% (depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) and (y) the average daily unused amount of the revolver. As of September 30, 2012, we were in compliance with this covenant.

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

			Cambium
	Voyager	Sopris	Learning
	Learning	Learning	Technologies	Other	Consolidated
Quarter Ended September 30, 2012
Net revenues	$25,321	$7,636	$13,001	$—	$45,958
Cost of revenues	10,717	2,352	1,111	94	14,274
Amortization	—	—	—	7,035	7,035

Total cost of revenues	10,717	2,352	1,111	7,129	21,309
Other operating expenses	8,467	1,825	6,135	3,567	19,994
Embezzlement and related expense (recoveries)	—	—	—	493	493
Depreciation and amortization	—	—	—	1,592	1,592
Impairment of long-lived assets	—	—	—	236	236
Net interest expense	—	—	—	4,628	4,628
Other income, net	—	—	—	(163)	(163)
Income tax expense	—	—	—	104	104

Segment net income (loss)	$6,137	$3,459	$5,755	$(17,586)	$(2,235)

Quarter Ended September 30, 2011
Net revenues	$31,080	$9,556	$12,270	$—	$52,906
Cost of revenues	11,745	3,276	1,217	80	16,318
Amortization	—	—	—	6,962	6,962

Total cost of revenues	11,745	3,276	1,217	7,042	23,280
Other operating expenses	8,169	2,564	5,538	3,384	19,655
Embezzlement and related expense (recoveries)	—	—	—	(56)	(56)
Depreciation and amortization	—	—	—	1,858	1,858
Net interest expense	—	—	—	4,950	4,950
Income tax expense	—	—	—	155	155

Segment net income (loss)	$11,166	$3,716	$5,515	$(17,333)	$3,064

			Cambium
	Voyager	Sopris	Learning
	Learning	Learning	Technologies	Other	Consolidated
Nine Months Ended September 30, 2012
Net revenues	$58,579	$17,495	$38,168	$—	$114,242
Cost of revenues	28,693	6,012	3,608	1,524	39,837
Amortization	—	—	—	19,984	19,984

Total cost of revenues	28,693	6,012	3,608	21,508	59,821
Other operating expenses	24,573	5,888	19,050	12,491	62,002
Goodwill impairment	—	—	—	14,700	14,700
Embezzlement and related expense (recoveries)	—	—	—	452	452
Depreciation and amortization	—	—	—	4,842	4,842
Impairment of long-lived assets	—	—	—	3,347	3,347
Net interest expense	—	—	—	14,032	14,032
Other income, net	—	—	—	(236)	(236)
Income tax expense	—	—	—	258	258

Segment net income (loss)	$5,313	$5,595	$15,510	$(71,394)	$(44,976)

Nine Months Ended September 30, 2011
Net revenues	$81,026	$22,111	$37,655	$—	$140,792
Cost of revenues	33,685	7,514	3,672	233	45,104
Amortization	—	—	—	20,424	20,424

Total cost of revenues	33,685	7,514	3,672	20,657	65,528
Other operating expenses	24,989	7,474	16,510	11,845	60,818
Embezzlement and related expense (recoveries)	—	—	—	(2,452)	(2,452)
Depreciation and amortization	—	—	—	5,342	5,342
Net interest expense	—	—	—	14,237	14,237
Other income, net	—	—	—	(365)	(365)
Income tax expense	—	—	—	570	570

Segment net income (loss)	$22,352	$7,123	$17,473	$(49,834)	$(2,886)

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

During the nine months ended September 30, 2012, the net expenses represented a reduction in the fair value of the recovered properties partially offset by a decline in the estimated fair value of the warrants expected to be issued upon the sale of the recovered properties. The Company closed a sales transaction and received cash of $1.4 million, net of expenses, for one of the recovered properties during the November 2012. Warrants to purchase 36,733 shares of the Company’s stock were issued to VSS-Cambium Holdings III, LLC as a result of the cash recoveries during the first nine months of the year. Upon the sale of the recovered properties the Company will be required to issue additional warrants based on the amount of cash received, net of related expenses. The number of warrants to be issued will equal 0.45 multiplied by the quotient of the net cash recovery divided by $6.50. The Company will be obligated to issue these warrants upon the cash realization of the related recoveries; therefore an estimated liability of $0.1 million has been recorded as Embezzlement and related expense (recoveries) in the condensed consolidated statements of operations and Accrued expenses in the condensed consolidated balance sheets.

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

Note 18 — Stock Repurchases

As previously announced, the Company’s board of directors authorized a $5 million share repurchase program (the “Program”) through July 5, 2013. On June 22, 2012, the Company entered into a stock purchase agreement with an investor pursuant the Program. The transaction was settled on June 27, 2012 with the Company purchasing 440,373 shares for a total cost of $0.5 million. On September 19, 2012, the Company entered into another stock purchase agreement with an investor. The transaction was settled on September 25, 2012 with the Company purchasing 381,270 shares for a total cost of $0.4 million. The purchase prices were set at the 10 day volume-weighted average price on the date of the stock purchase agreements. Upon repurchase these treasury shares are no longer registered under the Securities Act of 1933.

On June 28, 2012, the Company adopted a Rule 10b5-1 plan (the “Share Repurchase Plan”) with Robert W. Baird & Company, Inc. under which the Company may repurchase its shares at times when the Company might otherwise be precluded from doing so under insider trading laws. This Share Repurchase Plan has been established pursuant to, and as part of, the Program. The timing and extent of the repurchases under the Share Repurchase Plan are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the Share Repurchase Plan. The Company began repurchasing shares under the terms of the Share Repurchase Plan on July 5, 2012. Shares repurchased under the Share Repurchase Plan through September 30, 2012 totaled 372,870 shares.

Total stock repurchases under the Program were 1,194,513 shares as of September 30, 2012.

Note 19 — Subsidiary Guarantor Financial Statements

The following tables present condensed consolidated financial information as of September 30, 2012 and December 31, 2011 and for the three and nine month periods ended September 30, 2012 and 2011 for: (a) the Company without its consolidated subsidiaries (the “Parent Company”); (b) on a combined basis, the guarantors of the Notes, which include Cambium Learning, Inc., Cambium Education, Inc., LAZEL, Inc., and Kurzweil/IntelliTools, Inc. (the “Subsidiary Guarantors”); and (c) Voyager Learning Company (the “Non-Guarantor Subsidiary”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and the Company believes such separate statements or disclosures would not be useful to investors.

Condensed Consolidated Statement of Operations

Three Months Ended September 30, 2012

(In thousands)

(unaudited)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$45,958	$—	$—	$45,958
Total costs and expenses	722	42,742	160	—	43,624

Income (loss) before interest, other income and income taxes	(722)	3,216	(160)	—	2,334
Net interest income (expense)	(4,654)	27	(1)	—	(4,628)
Other income (expense), net	—	163	—	—	163
Income tax expense	—	(104)	—	—	(104)

Net (loss) income	$(5,376)	$3,302	$(161)	$—	$(2,235)

Condensed Consolidated Statement of Operations

Three Months Ended September 30, 2011

(In thousands)

(unaudited)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$52,906	$—	$—	$52,906
Total costs and expenses	427	44,128	182	—	44,737

Income (loss) before interest, other income (expense) and income taxes	(427)	8,778	(182)	—	8,169
Net interest expense	(4,695)	(246)	(9)	—	(4,950)
Income tax expense	—	(155)	—	—	(155)

Net (loss) income	$(5,122)	$8,377	$(191)	$—	$3,064

Condensed Consolidated Statement of Operations

Nine Months Ended September 30, 2012

(In thousands)

(unaudited)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$114,242	$—	$—	$114,242
Total costs and expenses	918	143,727	519	—	145,164

Loss before interest, other income and income taxes	(918)	(29,485)	(519)	—	(30,922)
Net interest expense	(13,954)	(70)	(8)	—	(14,032)
Other income (expense), net	—	236	—	—	236
Income tax expense	—	(258)	—	—	(258)

Net loss	$(14,872)	$(29,577)	$(527)	$—	$(44,976)

Condensed Consolidated Statement of Operations

Nine Months Ended September 30, 2011

(In thousands)

(unaudited)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$140,792	$—	$—	$140,792
Total costs and expenses	2,225	126,152	859	—	129,236

Income (loss) before interest, other income (expense) and income taxes	(2,225)	14,640	(859)	—	11,556
Net interest (expense) income	(11,525)	(2,812)	100	—	(14,237)
Other income (expense), net	—	365	—	—	365
Income tax expense	—	(570)	—	—	(570)

Net loss	$(13,750)	$11,623	$(759)	$—	$(2,886)

Condensed Consolidated Balance Sheet

As of September 30, 2012

(In thousands)

(unaudited)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Investment in subsidiaries	$252,333	$—	$—	$(252,333)	$—
Other assets	212,146	321,135	19,869	(234,359)	318,791

Total assets	$464,479	$321,135	$19,869	$(486,692)	$318,791
Total liabilities	$223,392	$264,301	$20,728	$(234,359)	$274,062
Total stockholders’ equity	241,087	56,834	(859)	(252,333)	44,729

Total liabilities and stockholders’ equity	$464,479	$321,135	$19,869	$(486,692)	$318,791

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

Condensed Statement of Cash Flows

Nine Months Ended September 30, 2012

(In thousands)

(unaudited)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1,297	$(14,078)	$—	$—	$(12,781)
Net cash used in investing activities	—	(13,053)	—	—	(13,053)
Net cash used in financing activities	(1,297)	(921)	—	—	(2,218)
Decrease in cash and cash equivalents	—	(28,052)	—	—	(28,052)
Cash and cash equivalents, beginning of period	5,288	57,903	—	—	63,191

Cash and cash equivalents, end of period	$5,288	$29,851	$—	$—	$35,139

Condensed Statement of Cash Flows

Nine Months Ended September 30, 2011

(In thousands)

(unaudited)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(179,686)	$205,899	$—	$—	$26,213
Net cash used in investing activities	(1,993)	(10,559)	—	—	(12,552)
Net cash (used in) provided by financing activities	181,748	(153,428)	—	—	28,320
Increase in cash and cash equivalents	69	41,912	—	—	41,981
Cash and cash equivalents, beginning of period	5,219	6,612	—	—	11,831

Cash and cash equivalents, end of period	$5,288	$48,524	$—	$—	$53,812

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Our customers fund their operations with state and local funding which is primarily determined by sales and property taxes. However, programs and funding sources used to procure our products draw both from federal funding sources and state and local sources. Regardless of the source of the funds used by our customers, funding levels in general have a direct impact on our customer’s ability to purchase our products. The primary federal funding programs used by customers for our products are Title 1 and IDEA. Both of these funding programs have consistently risen over the long term since their inception. In 2010 and 2011, these two key funding sources received a substantial boost from the ARRA stimulus program. These ARRA funds expired in September 2011.

We expected and have experienced declines in overall available funding for 2012 compared to 2011 due to continued strain on state budgets and the expiration of ARRA without a corresponding increase in any other major funding source. Based on the most recently submitted federal budgets, federal funding for Title 1 and IDEA, without the ARRA funds, was proposed at substantially the same level as 2011. Race to the Top, President Obama’s signature school reform program, has requested $850 million under the budget proposal. A large portion of that sum would go to early learning and focus on helping states and local districts support reforms and innovations to close achievement gaps and increase student achievement. At the state and local funding level we expected and have experienced challenges similar to 2011 as states continue to face fiscal challenges and constraints. However, trends emerging from state governors’ reports indicate fewer and more modest anticipated declines in K-12 education funding versus cuts in 2010 and 2011.

In light of the funding environment, as expected, the first nine months of 2012 proved challenging in replicating the order volume achieved in the first nine months of 2011 when ARRA funding was still in place. We saw order volume declination in each of our three operating segments; however, we did see improvement in our Learning A-Z product line within the CLT segment and our service offerings within the Voyager Learning segment led by our school turnaround product line. These pockets of growth are promising, but have been insufficient in offsetting the declines in overall product sales.

While the funding environment continues to pose challenges, we are optimistic that the efficacy of our solutions, the need for our products in the education market, and our product diversification will strengthen our ability to sustain market share in a troubled market and, further, capture market share as the market recovers.

Management will continue to invest in the following activities to encourage revenue growth in the fourth quarter of 2012:

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

•	Additional investments in online and e-marketing will increase the productivity of our sales and marketing efforts across all business segments.

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

•	Rationalizing facilities space by consolidating facilities and subleasing entire or partial facilities where feasible;

•	Assessing and implementing projects to improve cost efficiencies and enhance the customer experience throughout the order to cash, service delivery, and procurement processes;

•	Reduction of job positions that do not support the Company’s key strategic goals; and

•	Other reductions and costs as needed to improve our cost structure.

Based on plans enacted to date, the total expense for all reengineering and restructuring initiatives from the fourth quarter of 2011 through the end of 2012 is expected to be approximately $8.0 million, including both cash and non-cash items, and capital expenditures are expected to be between $0.7 and $0.8 million. The annual cost savings expected to be realized from all reengineering and restructuring activities is now $6.0 million in 2012 and the actions taken so far are estimated to yield 2013 savings of $11.0 million. The Company further expects to continue on this path to ultimately secure annualized savings of $15.0 million, a part of which is intended to be reinvested in critical growth areas.

Third Quarter of Fiscal 2012 Compared to the Third Quarter of Fiscal 2011

(in thousands)	Quarter Ended				Year Over Year Change
	September 30, 2012		September 30, 2011		Favorable/(Unfavorable)
	Amount	% of Revenues	Amount	% of Revenues	$	%
Net revenues:
Voyager Learning	$25,321	55.1%	$31,080	58.7%	$(5,759)	(18.5)%
Sopris Learning	7,636	16.6%	9,556	18.1%	(1,920)	(20.1)%
Cambium Learning Technologies	13,001	28.3%	12,270	23.2%	731	6.0%

Total net revenues	45,958	100.0%	52,906	100.0%	(6,948)	(13.1)%

Cost of revenues:
Voyager Learning	10,717	23.3%	11,745	22.2%	1,028	8.8%
Sopris Learning	2,352	5.1%	3,276	6.2%	924	28.2%
Cambium Learning Technologies	1,111	2.4%	1,217	2.3%	106	8.7%
Shared Services	94	0.2%	80	0.2%	(14)	(17.5)%
Amortization expense	7,035	15.3%	6,962	13.2%	(73)	(1.0)%

Total cost of revenues	21,309	46.4%	23,280	44.0%	1,971	8.5%
Research and development expense	2,622	5.7%	2,199	4.2%	(423)	(19.2)%
Sales and marketing expense	11,331	24.7%	11,817	22.3%	486	4.1%
General and administrative expense	4,837	10.5%	4,795	9.1%	(42)	(0.9)%
Shipping costs	1,204	2.6%	844	1.6%	(360)	(42.7)%
Depreciation and amortization expense	1,592	3.5%	1,858	3.5%	266	14.3%
Embezzlement and related expense (recoveries)	493	1.1%	(56)	(0.1)%	(549)	(980.4)%
Impairment of long-lived assets	236	0.5%	—	0.0%	(236)	(100.0)%

Income before interest, other income (expense) and income taxes	2,334	5.1%	8,169	15.4%	(5,835)	(71.4)%
Net interest expense	(4,628)	(10.1)%	(4,950)	(9.4)%	322	6.5%
Other income, net	163	0.4%	—	0.0%	163	100.0%
Income tax expense	(104)	(0.2)%	(155)	(0.3)%	51	32.9%

Net (loss) income	$(2,235)	(4.9)%	$3,064	5.8%	$(5,299)	(172.9)%

Net Revenues.

Our total net revenues decreased $6.9 million, or 13.1%, to $46.0 million in the third quarter of 2012 compared to the same period in 2011. This decrease in net revenue was driven by order volume declines in our Voyager Learning and Sopris Learning segments primarily as a result of a reduction in funding available to our customers.

Voyager Learning. The Voyager Learning segment’s net revenues decreased $5.8 million, or 18.5%, to $25.3 million in the third quarter of 2012 compared to the same period in 2011 due to a decline in order volume. Additionally, as the Voyager Learning segment continues to develop online and technology-based products, a larger portion of the sales are deferred and recognized over a subscription period.

Sopris Learning. The Sopris Learning segment’s net revenues decreased $1.9 million, or 20.1%, to $7.6 million in the third quarter of 2012 compared to the same period in 2011, which is attributable to reduced order volumes.

Cambium Learning Technologies. The CLT segment’s net revenues increased $0.7 million, or 6.0%, to $13.0 million in the third quarter of 2012 compared to the same period in 2011 due to increased order volume in our online products partially offset by a decline in our perpetual license software and hardware product lines.

Cost of Revenues.

Cost of revenues includes expenses to print, purchase, handle and warehouse our products, as well as order processing and royalty costs, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $2.0 million, or 12.5%, to $14.3 million in the third quarter of 2012 compared to the same period in 2011 primarily due to a reduction in order volume.

Voyager Learning. Cost of revenues for the Voyager Learning segment decreased $1.0 million, or 8.8%, to $10.7 million in the third quarter of 2012 compared to the same period in 2011 primarily due to a reduction in order volume. Although cost of revenues declined compared to the third quarter of 2011, the reduction was not as significant as the decline in net revenues due to several factors: a significant portion of our cost of revenues are fixed costs versus variable costs and our sales mix shifted toward higher cost service offerings.

Sopris Learning. Cost of revenues for the Sopris Learning segment decreased by $0.9 million, or 28.2%, to $2.4 million in the third quarter of 2012 compared to the same period in 2011 primarily due to a reduction in order volume.

Cambium Learning Technologies. Cost of revenues for the CLT segment decreased by $0.1 million, or 8.7%, to $1.1 million in the third quarter of 2012 compared to the same period in 2011 primarily due to a decline in order volume in our perpetual license software and hardware product lines.

Shared Services. Cost of revenues for Shared Services for the third quarter of 2012 of $0.1 million relate to our reengineering and restructuring initiative. The charges incurred in the third quarter of 2011 of $0.1 million primarily related to the costs incurred to maintain our customer-facing software applications.

Amortization Expense.

Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the third quarter of 2012 increased $0.1 million compared to the third quarter of 2011, or 1.0%, primarily due to the fact that amortization on newly developed pre-publication and technology more than offset the decline in intangible asset amortization as a result of using accelerated methodologies.

Research and Development Expense.

Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense recognized in the third quarter of 2012 increased $0.4 million, or 19.2%, from the third quarter of 2011 to $2.6 million. Although revenues declined from the third quarter of 2011, we have increased our research and development spending to increase the flow of new and enhanced products.

Sales and Marketing Expense.

Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the third quarter of 2012 decreased $0.5 million, or 4.1%, from the third quarter of 2011 to $11.3 million. This decrease is primarily due to reduced employee and contractor related costs and product samples. We have significantly increased the selling and marketing in the Learning A-Z and ExploreLearning product lines while decreasing expenditures in other areas to offset the increase.

General and Administrative Expense.

General and administrative expenses were $4.8 million in the third quarter of 2012 and 2011. The 2012 charges include reengineering and restructuring initiative expenses of $0.2 million and CVR expense of $0.1 million. The decline in general and administrative expenses is primarily due to cost containment initiatives implemented by the Company through the reengineering and restructuring plan.

Shipping and Handling Costs.

Shipping and handling costs recognized in the third quarter of 2012 increased $0.4 million, or 42.7%, from the third quarter of 2011 to $1.2 million. Costs can be impacted by geographical mix, carrier selection and timing. We will continue to work with our newly activated third party provider to ensure costs are as economical as possible and it is our expectation that we will gain efficiency in this area.

Impairment of Long-Lived Assets.

The impairment expense recorded in the third quarter of $0.2 million relates to charges from the impairment of warehouse equipment in connection with our reengineering and restructuring initiative.

Net Interest Expense.

Net interest expense decreased by $0.3 million, or 6.5%, to $4.6 million in the third quarter of 2012 compared to the same period in 2011 primarily due to an increase in interest income on state tax receivables and a decline in interest expense associated with capital leases.

Income Tax Provision.

We recorded income tax expense of $0.1 million during the third quarter of 2012 and $0.2 million during the third quarter of 2011 for state income tax expense in states where the Company cannot file on a unitary basis. We did not record a Federal or state income tax benefit for consolidated losses incurred during either period because realization of the tax benefits from the losses is not assured beyond a reasonable doubt given the Company’s recent history of cumulative losses. Therefore the increases in net deferred tax assets in the periods were offset by increases in the valuation allowance.

First Nine Months of Fiscal 2012 Compared to the First Nine Months of Fiscal 2011

(in thousands)	Nine Months Ended				Year Over Year Change
	September 30, 2012		September 30, 2011		Favorable/(Unfavorable)
	Amount	% of Revenues	Amount	% of Revenues	$	%
Net revenues:
Voyager Learning	$58,579	51.3%	$81,026	57.6%	$(22,447)	(27.7)%
Sopris Learning	17,495	15.3%	22,111	15.7%	(4,616)	(20.9)%
Cambium Learning Technologies	38,168	33.4%	37,655	26.7%	513	1.4%

Total net revenues	114,242	100.0%	140,792	100.0%	(26,550)	(18.9)%

Cost of revenues:
Voyager Learning	28,693	25.1%	33,685	23.9%	4,992	14.8%
Sopris Learning	6,012	5.3%	7,514	5.3%	1,502	20.0%
Cambium Learning Technologies	3,608	3.2%	3,672	2.6%	64	1.7%
Shared Services	1,524	1.3%	233	0.2%	(1,291)	(554.1)%
Amortization expense	19,984	17.5%	20,424	14.5%	440	2.2%

Total cost of revenues	59,821	52.4%	65,528	46.5%	5,707	8.7%
Research and development expense	8,606	7.5%	7,093	5.0%	(1,513)	(21.3)%
Sales and marketing expense	35,268	30.9%	35,594	25.3%	326	0.9%
General and administrative expense	15,643	13.7%	16,136	11.5%	493	3.1%
Shipping costs	2,485	2.2%	1,995	1.4%	(490)	(24.6)%
Depreciation and amortization expense	4,842	4.2%	5,342	3.8%	500	9.4%
Goodwill impairment	14,700	12.9%	—	0.0%	(14,700)	(100.0)%
Embezzlement and related expense (recoveries)	452	0.4%	(2,452)	(1.7)%	(2,904)	(118.4)%
Impairment of long-lived assets	3,347	2.9%	—	0.0%	(3,347)	(100.0)%

Income (loss) before interest, other income (expense) and income taxes	(30,922)	(27.1)%	11,556	8.2%	(42,478)	(367.6)%
Net interest expense	(14,032)	(12.3)%	(14,237)	(10.1)%	205	1.4%
Other income, net	236	0.2%	365	0.3%	(129)	(35.3)%
Income tax expense	(258)	(0.2)%	(570)	(0.4)%	312	54.7%

Net loss	$(44,976)	(39.4)%	$(2,886)	(2.0)%	$(42,090)	(1458.4)%

Net Revenues.

Our total net revenues decreased $26.6 million, or 18.9%, to $114.2 million in the first nine months of 2012 compared to the same period in 2011 due to a decline in order volume in each of our business units primarily as a result of a reduction in funding available to our customers.

Voyager Learning. The Voyager Learning segment’s net revenues decreased $22.4 million, or 27.7%, to $58.6 million in the first nine months of 2012 compared to the same period in 2011 due to a decline in order volume. Additionally, as the Voyager Learning segment continues to develop online and technology-based products, a larger portion of the sales are deferred and recognized over a subscription period.

Sopris Learning. The Sopris Learning segment’s net revenues decreased $4.6 million, or 20.9%, to $17.5 million in the first nine months of 2012 compared to the same period in 2011, which is attributable to decreased order volume.

Cambium Learning Technologies. The CLT segment’s net revenues increased $0.5 million, or 1.4%, to $38.2 million in the first nine months of 2012 compared to the same period in 2011 due to higher order volumes for our online products. Although the CLT segment’s overall order volume declined from the first nine months of 2011, revenue recognized from prior deferrals was greater than current period deferrals resulting in increased revenues.

Cost of Revenues.

Cost of revenues includes expenses to print, purchase, handle and warehouse our products, as well as order processing and royalty costs, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $5.3 million, or 11.7%, to $39.8 million in the first nine months of 2012 compared to the same period in 2011 primarily due to a reduction in order volume. Although cost of revenues declined compared to the first nine months of 2011, the reduction was not as significant as the decline in net revenues due to several factors: a significant portion of our cost of revenues are fixed costs versus variable costs; our sales mix shifted toward higher cost service offerings; excess inventory write-downs increased compared to the first nine months of 2011; and we incurred $1.5 million of charges in connection with our reengineering and restructuring initiative.

Voyager Learning. Cost of revenues for the Voyager Learning segment decreased $5.0 million, or 14.8%, to $28.7 million in the first nine months of 2012 compared to the same period in 2011 primarily due to a reduction in order volume. Although cost of revenues declined compared to the first nine months of 2011, the reduction was not as significant as the decline in net revenues due to several factors: a significant portion of our cost of revenues are fixed costs versus variable costs; our sales mix shifted toward higher cost service offerings; and excess inventory write-downs increased compared to the first nine months of 2011.

Sopris Learning. Cost of revenues for the Sopris Learning segment decreased by $1.5 million, or 20.0%, to $6.0 million in the first nine months of 2012 compared to the same period in 2011 primarily due to a reduction in order volume.

Cambium Learning Technologies. Cost of revenues for the CLT segment decreased by $0.1 million, or 1.7%, to $3.6 million in the first nine months of 2012 compared to the same period in 2011.

Shared Services. Cost of revenues for Shared Services for the first nine months of 2012 of $1.5 million relate to our reengineering and restructuring initiative. The charges incurred in the first nine months of 2011 of $0.2 million primarily relate to the costs incurred to maintain our customer-facing software applications.

Amortization Expense.

Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the first nine months of 2012 decreased $0.4 million compared to the first nine months of 2011, or 2.2%, primarily due to the fact that a majority of our intangible assets are amortized using accelerated methodologies.

Research and Development Expense.

Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the first nine months of 2012 increased $1.5 million, or 21.3%, to $8.6 million compared to the first nine months of 2011 primarily due to an increase in employee and contractor costs related to our continued investment in technology development. Additionally, the first nine months of 2012 includes charges of $0.3 million incurred in connection with our restructuring and reengineering initiative. Although revenues declined from the first nine months of 2011, we have increased our research and development spending to increase the flow of new and enhanced products.

Sales and Marketing Expense.

Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the first nine months of 2012 decreased $0.3 million, or 0.9%, from the first nine months of 2011 to $35.3 million. This decline was primarily due to a reduction in employee and contractor costs and product samples partially offset by $0.5 million of costs incurred in connection with our reengineering and restructuring initiative. We have significantly increased the selling and marketing in the Learning A-Z and ExploreLearning product lines while decreasing expenditures in other areas to offset the increase.

General and Administrative Expense.

General and administrative expenses for the first nine months of 2012 decreased $0.5 million, or 3.1%, to $15.6 million compared to the first nine months of 2011. This decline is primarily due to reductions in CVR expense, stock based compensation expense and costs related to mergers and acquisitions. These were slightly offset by charges incurred in connection with the reengineering and restructuring initiative and increased rent and bad debt expense.

Shipping and Handling Costs.

Shipping and handling costs recognized in the first nine months of 2012 increased $0.5 million, or 24.6%, from the first nine months of 2011 to $2.5 million. $0.4 million of this increase is attributable to costs incurred to move inventory to the new warehouse as part of our reengineering and restructuring initiative partially offset by reduced shipping and handling costs from lower sales volumes. Additionally, costs can be impacted by geographical mix, carrier selection and timing. We will continue to work with our third party provider to ensure costs are as economical as possible and it is expected that we will gain efficiency in this area.

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

Impairment of Long-Lived Assets.

In connection with our reengineering and restructuring initiative mentioned above, during the nine months ended September 30, 2012 we recorded an impairment charge of $3.3 million primarily related to our leased facility in Frederick, Colorado and warehouse related assets. We completed the outsourcing of our warehouse operations to a third party logistics provider during the quarter ended June 30, 2012. The impairment expense recorded in the first nine months of 2012 also included $0.3 million of charges from the impairment of previously capitalized development costs that, as a result of certain actions in our restructuring and reengineering initiative, were determined to have no ongoing value.

Net Interest Expense.

Net interest expense for the first nine months of 2012 decreased $0.2 million, or 1.4%, to $14.0 million compared to the first nine months of 2011 due to an increase in interest income on state tax receivables.

Income Tax Provision.

We recorded income tax expense of $0.3 million during the first nine months of 2012 and $0.6 million during the first nine months of 2011 for state income tax expense in states where the Company cannot file on a unitary basis. We did not record a Federal or state income tax benefit for consolidated losses incurred during either period because realization of the tax benefits from the losses is not assured beyond a reasonable doubt given the Company’s recent history of cumulative losses. Therefore the increases in net deferred tax assets in the periods were offset by increases in the valuation allowance.

Liquidity and Capital Resources

Because sales seasonality affects operating cash flow, we normally incur a net cash deficit from all of our activities through the early part of the third quarter of the year. We typically fund these seasonal deficits through the drawdown of cash, supplemented by borrowings on a revolving credit facility, if needed. The cash balance as of September 30, 2012 was $35.1 million and the Company expects to increase this cash amount in the fourth quarter. The primary sources of liquidity are our current cash balances and our annual cash flow from operations and the primary liquidity requirements relate to interest on our long-term debt, pre-publication costs, capital investments and working capital. We believe that based on current and anticipated levels of operating performance, cash flow from operations and availability under a revolving credit facility, we will be able to make required interest payments on our debt and fund our working capital and capital expenditure requirements for the next 12 months. Although we have excess cash balances, we will be more targeted in making planned internal investments and executing on selected acquisition targets due to the downturn in our business environment. Should the Company be unsuccessful over time in reversing the downward sales volume trend experienced in the first nine months of 2012, the Company’s historic trend of providing surplus cash each year would be at risk absent additional cost reductions in non-critical areas.

Long-term debt

In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into an asset-based revolving credit facility with potential for up to $40 million in borrowing capacity. Deferred financing costs are capitalized in other assets in the consolidated balance sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at September 30, 2012 and December 31, 2011 were $6.5 million and $7.7 million, respectively.

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

        ABL Facility . In February 2011, the Company’s wholly owned subsidiary, Cambium Learning, Inc. (together with its wholly owned subsidiaries, the “ABL Credit Parties”), entered into a credit facility (the “ABL Facility”) pursuant to a Loan and Security Agreement (the “ABL Loan Agreement”), by and among the ABL Credit Parties, Harris N.A., individually and as Agent (the “Agent”) for any ABL Lender (as hereinafter defined) which is or becomes a party to said ABL Loan Agreement, certain other lenders party thereto (together with Harris N.A. in its capacity as a lender, the “ABL Lenders”), Barclays Bank PLC, individually and as Collateral Agent, and BMO Capital Markets and Barclays Capital, as Joint Lead Arrangers and Joint Book Runners. The ABL Facility consists of a four-year $40.0 million revolving credit facility, which includes a $5.0 million subfacility for swing line loans and a $5.0 million subfacility for letters of credit. In addition, the ABL Facility provides that the ABL Credit Parties may increase the aggregate principal amount of the ABL Facility by up to an additional $20.0 million, subject to the consent of the Agent (whose consent shall not be unreasonably withheld) and subject to the satisfaction of certain other conditions.

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

As of September 30, 2012, the balances of accounts receivable and inventory collateralizing the ABL Facility were $32.9 million and $18.9 million, respectively. As of September 30, 2012, the Company had a borrowing base under the ABL Loan Agreement of up to $32.4 million.

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

The ABL Facility contains a financial covenant that generally requires the ABL Credit Parties to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. The ABL Credit Parties will be required to pay, quarterly in arrears, an unused line fee equal to the product of (x) either 0.375% or 0.50% (depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) and (y) the average daily unused amount of the revolver. As of September 30, 2012, we were in compliance with this covenant.

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

	For the nine months ended September 30,
(in thousands)	2012	2011
Operating activities	$(12,781)	$26,213
Investing activities	(13,053)	(12,552)
Financing activities	(2,218)	28,320

Operating activities. Cash provided by (used in) operations was ($12.8) million and $26.2 million for the nine month periods ended September 30, 2012 and 2011, respectively. Overall, cash flow from operations declined by approximately $39.0 million primarily due to the reduction in revenues compared to the first nine months of 2011. Additionally, the first nine months of 2012 included interest payments of $17.0 million and cash outflows of $3.5 million related to our reengineering and restructuring initiative while the first nine months of 2011 included the collection of significant accounts receivable balances outstanding at year end 2010 and interest payments of $8.5 million.

Investing activities. Cash used in investing activities was $13.1 million in the first nine months of 2012 compared to $12.6 million in the first nine months of 2011. 2011 cash outflows included a CVR payment of $2.0 million, but 2012 capital expenditures are $2.8 million higher than the prior year.

Financing activities. Cash provided by (used in) financing activities was ($2.2) million in the first nine months of 2012 and $28.3 million in the first nine months of 2011. During the first nine months of 2012, cash used in financing activities consisted of capital lease payments of $0.9 million and share repurchases of $1.3 million. 2011 net proceeds received from the issuance of the 9.75% senior secured notes was $174 million offset by repayment of $152.1 million of existing notes and payments of $8.0 million related to the debt financing costs. Additionally, we made a stock repurchase in the second quarter of 2011 at a cost of $4.9 million and received proceeds of $20.0 million in the third quarter of 2011 for the issuance of common stock for the exercise of subscription rights.

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

As management believes it is more likely than not that the Company’s position will ultimately be upheld, a tax receivable for the expected refund plus statutory interest is recorded in other assets on the Condensed Consolidated Balance Sheets totaling $11.4 million and $11.0 million as of September 30, 2012 and December 31, 2011, respectively.

This liability was identified as an agreed contingency for purposes of the CVRs issued as part of a 2009 merger. In accordance with the terms of the merger agreement, dated June 20, 2009, fifty percent (50%) of any amount that is paid or due and payable with respect to each agreed contingency would offset payments due under the CVRs from an amount held for such payments by Wells Fargo Bank, N.A., as escrow agent, in an escrow account. Upon payment of the approximately $10.4 million, the Company requested a disbursement to the Company from the escrow account in an amount equal to fifty percent (50%) of the payment, or approximately $5.2 million. This cash disbursement was received by the Company during the third quarter of 2010. On September 20, 2010, the Company amended the merger agreement and the escrow agreement to extend the term of the escrow agreement until the later of the full distribution of the escrow funds or the final resolution of the agreed contingency. The final resolution of the tax litigation or potential settlement could result in a total refund from the taxing authority to the Company ranging from zero to approximately $11.4 million as of September 30, 2012, and 50% of any such refund would in turn be payable to the holders of the CVRs. As of September 30, 2012, the Company has recorded $5.1 million as a component of the CVR liability related to this agreed upon contingency, which is an estimate of the fair value based on a probability-weighted cash flow analysis using management assumptions related to the likelihood of the ultimate cash outflows. If the former subsidiary’s position is not ultimately upheld, the Company could incur non-cash charges of up to $10.4 million of indemnification expense and a $1.0 million reduction in interest income in future periods on its Statements of Operations, partially offset by the related $5.1 million reduction to the CVRs liability.

The Court of Claims in Michigan also ruled in the Company’s favor on two other tax matters that could result in a refund of up to $0.8 million, plus statutory interest. These potential tax refunds would be retained by the Company and are not subject to payment to the holders of the CVRs.

Non-GAAP Measures

The net income (loss) as reported on a GAAP basis includes material non-recurring and non-operational items. We believe that earnings (loss) from operations before interest, income taxes, and depreciation and amortization, or EBITDA, and Adjusted EBITDA, which further excludes non-recurring and non-operational items, provide useful information for investors to assess the results of the ongoing business of the combined company.

EBITDA, Adjusted EBITDA and Adjusted Net Revenues are not prepared in accordance with GAAP and may be different from similarly named, non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We believe that these non-GAAP measures provide useful information to investors because they reflect the underlying performance of the ongoing operations of the Company and provide investors with a view of the Company’s operations from management’s perspective. Adjusted EBITDA and Adjusted Net Revenues remove significant purchase accounting, non-operational or certain non-cash items from earnings. We use Adjusted EBITDA and Adjusted Net Revenues to monitor and evaluate the operating performance of the Company and as the basis to set and measure progress towards performance targets, which directly affect compensation for employees and executives. We generally use these non-GAAP measures as measures of operating performance and not as measures of liquidity. Our presentation of EBITDA, Adjusted EBITDA and Adjusted Net Revenues should not be construed as an indication that our future results will be unaffected by unusual, non-operational or non-cash items.

Below are reconciliations between net (loss) income and Adjusted EBITDA for the three and nine month periods ended September 30, 2012 and 2011:

Reconciliation Between Net Revenues and Adjusted Net Revenues and Between Net (Loss) Income and Adjusted EBITDA for the Three Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,
	2012	2011
	(In thousands)
	(Unaudited)
Total net revenues	$45,958	$52,906
Non-operational or non-cash costs included in net revenues but excluded from adjusted net revenues:
Adjustments related to purchase accounting (a)	58	234

Adjusted net revenues	$46,016	$53,140

Net income (loss)	(2,235)	3,064
Reconciling items between net income (loss) and EBITDA:
Depreciation and amortization	8,627	8,820
Net interest expense	4,628	4,950
Income tax expense	104	155

Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	11,124	16,989
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	(163)	—
Re-engineering and restructuring costs (b)	491	—
Merger and acquisition activities (c)	160	182
Stock-based compensation expense (d)	313	349
Embezzlement and related expenses (recoveries) (e)	493	(56)
Adjustments related to purchase accounting (a)	49	185
Adjustments to CVR liability (f)	54	—

Adjusted EBITDA	$12,521	$17,649

Reconciliation Between Net Revenues and Adjusted Net Revenues and Between Net Loss and Adjusted EBITDA for the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
	(Unaudited)
Total net revenues	$114,242	$140,792
Non-operational or non-cash costs included in net revenues but excluded from adjusted net revenues:
Adjustments related to purchase accounting (a)	313	889

Adjusted net revenues	$114,555	$141,681

Net loss	$(44,976)	$(2,886)
Reconciling items between net loss and EBITDA:
Depreciation and amortization	24,826	25,766
Net interest expense	14,032	14,237
Income tax expense	258	570

Income (loss) from operations before interest, income taxes, and depreciation and amortization (EBITDA)	(5,860)	37,687
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	(236)	(365)
Re-engineering and restructuring costs (b)	6,240	—
Merger and acquisition activities (c)	684	859
Stock-based compensation expense (d)	518	953
Embezzlement and related expenses (recoveries) (e)	452	(2,452)
Adjustments related to purchase accounting (a)	247	756
Adjustments to CVR liability (f)	161	520
Goodwill impairment (g)	14,700	—

Adjusted EBITDA	$16,906	$37,958

(a)	Under applicable accounting guidance for business combinations, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value. Net revenues have been reduced by $0.1 million, $0.2 million, $0.3 million, and $0.9 million, respectively, for the quarters ended September 30, 2012 and 2011 and the nine month periods ended September 30, 2012 and 2011 in the historical financial statements due to the write-down of deferred revenue to its estimated fair value as of the merger date. The write-down was determined by estimating the cost to fulfill the related future customer obligations plus a normal profit margin. Partially offsetting this impact, cost of revenues were reduced for other purchase accounting adjustments, primarily a write-down of deferred costs to zero at the acquisition date. During the quarters ended September 30, 2012 and 2011 and the nine month periods ended September 30, 2012 and 2011, the historical cost of revenues was reduced by zero, $0.1 million, $0.1 million, and $0.1 million, respectively. The adjustment of deferred revenue and deferred costs to fair value is required only at the purchase accounting date; therefore, its impact on net revenues and cost of revenues is non-recurring.

(b)	In late 2011, we launched a reengineering and restructuring initiative to align our organizational and cost structure to our strategic goals. The financial goal of these actions is to provide savings to both improve earnings and to fund re-investment in growth areas of the business. The majority of these costs are expected to be incurred by the end of 2012. Reengineering and restructuring activities will be assessed and enacted throughout 2012 and are expected to include: (1) Obtaining new leadership and employee skill sets that support our transformation to focus more heavily on technology solutions and services and other strategic objectives; (2) Outsourcing warehouse operations to a third party logistics provider, which will allow us to take advantage of a lower and more variable cost structure for our print based products, as well as locate operations closer to the geographic center of our nationwide customer base; (3) Rationalizing facilities space by consolidating facilities and subleasing entire or partial facilities where feasible; (4) Assessing and implementing projects to improve cost efficiencies and enhance the customer experience throughout the order to cash, service delivery, and procurement processes; (5) Reduction of job positions that do not support the Company’s key strategic goals; and (6) Other reductions as needed to improve our cost structure. During the three and nine months ended September 30, 2012 we recorded reengineering and restructuring charges of $0.5 million and $6.2 million, respectively, including impairment charges of $0.2 million and $3.3 million, respectively, related to our leased facility in Frederick, Colorado and warehouse related assets and previously capitalized amounts that were determined to have no ongoing value.
(c)	Certain costs related to merger and acquisition activities including due diligence and other non-operational charges including liabilities such as pension and severance costs for former employees.
(d)	Stock-based compensation and expense is related to our outstanding options, restricted stock awards, warrants, and stock appreciation rights (SARs).
(e)	During 2008, we discovered certain irregularities relating to the control and use of cash and certain other general ledger items which resulted from a substantial misappropriation of assets over more than a three-year period beginning in 2004 and continuing through April 2008. These irregularities were perpetrated by a former employee, resulting in embezzlement losses, net of recoveries.
(f)	Adjustments to the CVR liability as a result of the amendments of the merger agreement and the related escrow agreement, the expiration of the statute of limitations on potential tax liabilities and changes in likelihood of collecting potential tax receivables included in the estimate of the fair value of the CVRs.
(g)	For additional information on goodwill impairment charges, see Note 5 to our Condensed Consolidated Financial Statements included herein.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of September 30, 2012 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risk

As described in Note 15 to our condensed consolidated financial statements, in February 2011, we closed an offering of $175 million aggregate principal amount of Notes (fixed rate) due 2017 and entered into a $40 million asset-based revolving credit facility. We have no amounts outstanding under the revolving credit facility, which is our only variable interest rate debt. Therefore, as of September 30, 2012 we have no material interest rate risk.

Foreign Currency Risk

The Company does not have material exposure to changes in foreign currency rates. As of September 30, 2012, the Company does not have any outstanding foreign currency forwards or option contracts.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011, the Company is involved in a tax litigation matter related to a Michigan state tax issue. The final resolution of the tax litigation or potential settlement could result in a total refund from the taxing authority to the Company ranging from zero to approximately $11.4 million as of September 30, 2012, and 50% of any such refund would in turn be payable to the holders of the CVRs. As of September 30, 2012, the Company has recorded $5.1 million as a component of the CVR liability related to this agreed upon contingency, which is an estimate of the fair value based on a probability-weighted cash flow analysis using management assumptions related to the likelihood of the ultimate cash outflows. If the former subsidiary’s position is not ultimately upheld, the Company could incur non-cash charges of up to $10.4 million of indemnification expense and a $1.0 million reduction in interest income in future periods on its Statements of Operations, partially offset by the related $5.1 million reduction to the CVRs liability. As management believes it is more likely than not that the Company’s position will ultimately be upheld, a tax receivable for the expected refund plus statutory interest is recorded in other assets on the Condensed Consolidated Balance Sheets totaling $11.4 million and $11.0 million as of September 30, 2012 and December 31, 2011, respectively.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as such factors could materially affect the Company’s business, financial condition, or future results. In the three and nine months ended September 30, 2012, there were no material changes to the risk factors disclosed in the Company’s 2011 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchases

Shares of common stock repurchased by the Company during the quarter ended September 30, 2012, were as follows:

	Issuer Purchases of Equity Securities
				(a)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program ($ in thousands)
Period:
July 1 – July 31	126,426	1.11	126,426	4,350
August 1 – August 31	149,841	1.02	149,841	4,197
September 1 – September 30	477,873	1.03	477,873	3,702

(a)	On May 22, 2012, The Company’s Board of Directors authorized the Company to repurchase shares of its common stock up to a maximum of $5 million through July 5, 2013.

Item 6.	Exhibits.

The following exhibits are filed as part of this report.

Exhibit Number	Description

18	Preferability Letter Regarding Change in Accounting Policy relating to Goodwill.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.*

101.def	XBRL Taxonomy Extension Definition Linkbase Document.*

101.sch	XBRL Taxonomy Extension Schema Document.*

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.lab	XBRL Taxonomy Extension Label Linkbase Document.*

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned duly authorized officer of the registrant.

Date: November 9, 2012	CAMBIUM LEARNING GROUP, INC.

/s/ Bradley C. Almond
Bradley C. Almond,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

18	Preferability Letter Regarding Change in Accounting Policy relating to Goodwill.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.*

101.def	XBRL Taxonomy Extension Definition Linkbase Document.*

101.sch	XBRL Taxonomy Extension Schema Document.*

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.lab	XBRL Taxonomy Extension Label Linkbase Document.*

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.