Form 10-K
period 2012-12-31
CAMBIUM LEARNING GROUP, INC.
filed 2013-03-08
CIK 1466815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☒

Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant was $13,931,039 based on the closing sale price of the registrant’s common stock on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Market. As of March 1, 2013, there were 46,927,913 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2012.

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

Unless otherwise expressly indicated in this Item 1, the discussions set forth herein are as of December 31, 2012. The “Company”, “we”, “us”, or “our” when used in this report refers to Cambium Learning Group, Inc. and its predecessors and consolidated subsidiaries, as the context requires.

Overview

We are a leading educational company providing research-based education solutions for all learners, including intervention curricula, educational technologies and educational services primarily focused on serving the needs of the nation’s at-risk and most challenged learners. Our mission is to empower educators to unlock every student’s learning potential, no matter where their journey begins. When a school or district purchases our products and services, they are investing in a solution. Offering teacher and student materials, online learning components, assessments, implementation support, data management and analysis, and ongoing professional development, our company makes a steadfast commitment to service that continues long after the initial sale. We operate in two business segments: Voyager Sopris Learning (“VSL”) and Cambium Learning Technologies (“CLT”).

VSL provides educators with results-based products, services and learning solutions that improve school and student performance in literacy and math. VSL partners with Pre-K through 12th Grade school districts to help them implement our wide range of educational offerings, including curriculum products, assessment, personalized professional development, and school improvement/turnaround services to advance student achievement and accelerate struggling students to grade-level proficiency. VSL also provides teachers with practical, affordable and research-based programs that promote safe and achieving learning environments. In addition to the Voyager and Sopris brands, VSL also includes Class.com, Lincoln National Academy and Voyager Education Services.

CLT creates software and hardware products that serve students from Pre-K through adult and enable the educators who help them learn. While educational change centers on people, we believe technology has a unique ability to expand instructional capability. With a goal to provide technology products and services that represent the most current thinking in product design and pedagogy, CLT provides educational solutions that enable all students to thrive. CLT products are offered under four different industry leading brands: Learning A-Z, ExploreLearning, Kurzweil Educational Systems and IntelliTools.

We were incorporated under the laws of the State of Delaware in June 2009. On December 8, 2009, we completed the mergers of Voyager Learning Company (“VLCY”) and VSS-Cambium Holdings II Corp. (“Cambium”) into two of our wholly owned subsidiaries, resulting in VLCY and Cambium becoming our wholly owned subsidiaries. The merger transaction was accounted for as an “acquisition” of VLCY by Cambium, as that term is used under U.S. Generally Accepted Accounting Principles (“GAAP”), for accounting and financial reporting purposes under the applicable accounting guidance for business combinations and, accordingly, the results of VLCY are included in the Company’s operations beginning with the December 8, 2009 merger date. Cambium Learning, Inc., a subsidiary of Cambium (“Cambium Learning”), was founded in December 2002 to create a leading company focused on the at-risk and special student populations. In 2007, Cambium Learning was acquired by a consortium of equity sponsors led by Veronis Suhler Stevenson (“VSS”). A significant portion of Cambium Learning’s growth has resulted from the acquisition and growth of companies acquired by Cambium Learning and from newly introduced programs developed by authors and researchers.

Product Overview

Our reporting segments VSL and CLT operate with separate management teams and infrastructures that offer various products and services, many of which are described below. During 2012, net revenues were $96.9 million for VSL and $51.7 million for CLT. Further information is available in our Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K. Unallocated shared services such as accounting, legal, human resources and corporate-related items are recorded in a “Shared Services” category. Depreciation and amortization expense, goodwill impairment, interest income and expense, other income and expense, and taxes are also included in this Shared Services category.

Voyager Sopris Learning

VSL Literacy Solutions

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

In spring 2013 we will release the first level of LANGUAGE! Live, a new technology-enabled comprehensive adolescent intervention literacy solution for middle and high school students. The new common core standards-aligned product is a blended model of student directed learning, teacher led instruction, and a robust data management tool. The program is designed to empower student ownership in skill development, with peer learning, high engagement, teacher support, and mastery of foundational skills.

ReadWell is an alternative comprehensive core reading program (a core replacement) that targets at-risk students in grades K-2. Grade 3 will be released in 2013. The program is a research-based and data-driven reading curriculum that addresses all five components of effective reading instruction – phonemic awareness, phonics, vocabulary, comprehension and fluency – as outlined by the National Reading Panel in 2000. The mastery-based curriculum delivers explicit and systematic instruction with a strategic blend of differentiated small group and whole class activities.

Passport is a supplementary strategic reading intervention system for grades K-5. Voyager Passport provides direct, systematic instruction in each of the five essential reading components (phonemic awareness, phonics, fluency, vocabulary, and comprehension) and is designed as an intervention program for grade K-5 students for whom a core reading program is not sufficient. The lessons are typically daily and run 30 to 40 minutes in duration. They are based on scientific research regarding effective reading instruction and are carefully designed to effectively and efficiently address each of the strategies and skills necessary to improve the reading ability of struggling readers. Voyager Passport is also available in Spanish under the Voyager Pasaporte brand.

Passport Reading Journeys is a targeted intervention program designed to accelerate reading for struggling readers in middle school and high school, grades 6-9. The lesson format integrates reading, comprehension, vocabulary, fluency and writing. Age-appropriate content, real-life journeys on DVDs, online interactive lessons, and captivating text are designed to hold student interest and motivate students to read for both information and enjoyment. The program targets the affective domain as much as the cognitive domain, as many struggling readers have lost confidence, are not engaged, and are close to dropping out. The program meets the instructional recommendations of the Reading Next Report, which is an industry research report outlining the key elements of effective literacy intervention for middle and high school students, and provides teachers with the tools necessary to help students become successful readers.

Ticket to Read is an interactive web-based program designed to improve reading by allowing students to practice various aspects of reading skills. Instruction is leveled, self-paced and teacher-monitored. Students are motivated by a leader-board, a virtual clubhouse that includes earning online tickets and other rewards, games, and engaging self-selected passages on a variety of topics as they build vocabulary, fluency, phonics and reading comprehension skills.

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

VocabJourney is an interactive web-based program that uses a gaming format to boost vocabulary and comprehension skills for students in grades 3-12. VocabJourney’s gaming format invites students to learn, play and master words. Students set goals, earn achievements, and vie for a spot on the national leader board. The program is perfect for skill building and extra practice. It also customizes each student’s learning experience with an adaptive engine allowing teachers to individualize instruction.

Our revised We Can Pre-K solution will be released in 2013. We Can is a comprehensive early childhood research-based curriculum aligned with common core, National Association for the Education of Young Children and Head Start standards that develops the social and academic skills needed to succeed in kindergarten. The solution takes a proactive approach to advancing a child’s personal, social, decision-making and communication skills while they learn and develop phonics, pre-writing, oral language and vocabulary skills. The program also accommodates multilingual instructional strategies in English, Spanish and American Sign Language. Additional materials and supports include effective classroom management strategies, manipulatives and literature to support classroom activities, the ability to utilize cross-curriculum subject matter, and multiple assessments and progress-monitoring tools.

VSL Math Solutions

TransMath an intensive mastery-based intervention solution for middle and high school students (grades 5-10) who are falling two or more years below grade level. Innovative technology with explicit skilled-based instruction gives students a deeper conceptual understanding of foundational skills through multisensory strategies. Students will learn algebra, computational fluency, fluency with rational numbers, and aspects of geometry and measurement. They will also improve their problem-solving ability and performance on high-stakes assessments.

Vmath is a targeted, systematic intervention system that is aligned with the tenets of the National Council of Teachers of Mathematics and is designed to complement and enhance all major math programs by building upon and reinforcing the concepts, skills, and strategies of a core math program (Grades 2-8). Through 30 to 40 minutes of daily instruction, Vmath helps struggling students build a foundation in math and learn the skills and concepts crucial to achieving grade-level success. Vmath Summer Adventure is an intensive extended learning intervention program that was developed using the same pedagogy and research as Vmath and is designed for students in grades K-8 who could benefit from additional support and practice in foundational math skills.

VmathLive is a web-based online math solution that creates a stimulating learning environment for students in grades 2-8. Students using VmathLive will gain greater confidence in their math abilities and continuously improve their results as they participate in activities that scaffold instruction, and compete with other students throughout the country in live competition of mental math skills. Students can complete a whole year of common core-aligned math instruction in just 100 minutes of practice per week for 24 weeks. VmathLive’s new learning pedagogy offers scaffolded help with problem-specific step-by-step hints and onscreen tutoring focused on visual representations of math concepts with both English and Spanish audio. The learning path is structured so that students work sequentially through a year’s worth of math, and they are encouraged to stay on track with messaging, badges, trophies, points, and other engagement strategies. VmathLive’s new Play component includes 20 different games that focus on mental math skills found in the Common Core State Standards. When VmathLive is used as a stand-alone supplemental program, the activities are aligned with lessons of popular core print programs, Common Core State Standards, and other state standards.

VSL Targeted Intervention and Assessment Solutions

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

RAVE-O (Reading through Automaticity, Vocabulary, Engagement, and Orthography) is an intensive, multisensory, small group reading intervention for primary through intermediate grades. Authored by world renowned neuroscientist Dr. Maryanne Wolf, the program is based on more than a decade of randomized control gold standard brain imaging research.

Voyager Education Services

Voyager Education Services provides pre-K to 12th grade educators with targeted, job embedded professional development with a focus on accelerating student gains and overall school performance. Our offerings include the latest research-based services around teacher effectiveness, leadership development, response to intervention and multi-tier support systems, schoolwide improvement, and school turnaround, transformation, and restart. Our services are designed to respond to educators’ changing needs and provide the tools needed to increase student achievement.

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

Class.com

Class.com is an industry-leading provider of online learning solutions that engage and inspire students and adult learners with innovative, media-rich courseware designed to help them succeed. Our secondary school courses, turnkey virtual school solutions, and instruction bring together the best of current technology and evidenced-based curriculum design.

Class.com’s accredited online high school Lincoln National Academy provides instruction in a broad array of subject areas, with courses that are robust, engaging and accessible. Core courses in English, math, science and social studies have NCAA designation, and teachers teach in their endorsed subject area and are licensed in their resident state. Students read and engage with the content and complete activities, assignments, and quizzes while Lincoln National Academy teachers also serve as coaches and guides, monitoring student work and offering additional instruction, help, examples, and motivation.

In early 2013, we entered into a distribution agreement enabling us to offer the TeacherMatch solution to our customers. TeacherMatch is a powerful tool built on influential research and predictive analytics, helping schools identify and hire the most effective teachers.

Cambium Learning Technologies

Learning A-Z

Learning A-Z is an educational resource company specializing in online delivery of leveled readers and other supplementary curriculum resources for K-6. Learning A-Z’s resources are currently used in nearly half of the districts in the U.S. and Canada and over 155 countries worldwide. Learning A-Z serves a wide range of student need, including English language learners and those students for which English is a second language, Response to Intervention, Special Education, and general classroom instruction. There is one free website, LearningPageTM, which provides basic materials and directs interested parents, teachers, schools and districts to Learning A-Z’s subscription-based websites. These websites are stand-alone or integrated for a comprehensive solution used for individual classrooms, schools, and districts. Reading A-Z TM , Raz-Kids TM , Vocabulary A-Z TM ,Writing A-Z TM and Science A-Z TM, provide online supplemental reading, writing, vocabulary lessons, books, science lessons and other resources for students and teachers.

Reading A-Z offers thousands of research-based, printable teacher materials to teach guided reading, phonological awareness, phonics, comprehension, fluency, letter recognition and formation, high-frequency words, poetry and vocabulary. The teaching resources include professionally developed downloadable leveled books across 27 levels, a systematic phonics program that includes decodable books, high-frequency word books, poetry books, nursery rhymes, vocabulary books, read-aloud books, lesson plans, worksheets, graphic organizers and reading assessments. All leveled books, worksheets, graphic organizers and quizzes are available as printable PDF files and as projectables for use on interactive and non-interactive whiteboards. The leveled books and a variety of other books are available in Spanish, French, and British English. Reading A-Z was the winner of the 2011 CODiE award for Best Reading/English Solution.

Raz-Kids is a student-centered online collection of leveled eBooks and eQuizzes designed to guide and motivate emergent and reluctant readers, as well as improve the skills of fluent readers. Students can listen to and read books as well as record their reading and then take an online quiz while receiving immediate feedback. Students earn stars for their reading activity. The stars can then be spent in each student’s personal clubhouse-like environment for purchasing a catalog full of items that include aliens and other fun characters. The program currently consists of over 300 online books along with companion quizzes and worksheets spread across 27 levels of difficulty. An online assessment tool allows teachers to assess students for placement at the appropriate reading level by determining reading rate, accuracy, fluency and comprehension. The website also features a classroom management system for teachers to build rosters, assign books, monitor student progress, and evaluate instructional needs. Raz-Kids was a 2012 CODiE Award finalist.

Science A-Z provides teachers with an online collection of resources to improve student skills associated with reading, thinking and learning science. The website delivers printable and projectable science curriculum resources, organized by unit themes and grouped into grade spans, for elementary teachers to teach a concept at each student’s appropriate reading level. Filled with materials, including books, worksheets, labs, correlations to state standards, and videos, this website seamlessly blends literacy and science. Science A-Z was a 2012 CODiE Award finalist.

ExploreLearning

ExploreLearning publishes two supplemental programs in the math and science market. ExploreLearning GizmosTM is a subscription-based online library of interactive simulations for math and science in grades 3-12. ExploreLearning Reflex is a game-based adaptive online program designed to help students in grades 2-8 achieve fluency with their basic math facts. ExploreLearning has won National Science Foundation funding, supports the tenets of the National Council of Teachers of Mathematics and its products have received positive mention in books published by the Association of Supervision and Curriculum Development and the National Science Teachers Association. ExploreLearning is also a perennial award winner recognized by industry peer groups, including the Association of Educational Publishers and the Software and Information Industry Association (SIIA), as well as publications such as District Administration Magazine and Tech and Learning Magazine. ExploreLearning materials are correlated to state standards and over 400 math and science textbooks.

Kurzweil Educational Systems

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

IntelliTools

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

Funding Sources and Industry Information

School districts use a variety of government funding sources in order to procure our products and services, drawing from both federal funding sources and state and local sources. We estimate that approximately half of our overall sales are paid by school districts using federal funding sources. VSL has a higher reliance on sales related to use of federal funds and CLT is estimated to be less reliant on federal funds. Funding levels, whether they are federal or local, have a direct impact on our customers’ ability to purchase our products and services. In 2012, we expected and experienced declines in overall available funding due to continued strain on state budgets and the expiration of the American Recovery and Reinvestment Act of 2009 (“ARRA”) stimulus program without a corresponding increase in any other major funding source. Federal funding continues to undergo significant change and uncertainty, including the possibility of sequestration. We expect governmental spending austerity will continue and have a depressive effect on general education spending and, therefore, make order volume growth more challenging relative to periods where funding for education has been more favorable.

The Title 1 portion (“Title 1”) of the reauthorized Elementary Secondary Education Act (“ESEA”) (and the Title III portion) and the Individuals with Disabilities Education Act (“IDEA”) are the two primary federal funding sources for at-risk students and students with disabilities, respectively. Title 1 and IDEA have existed for decades and had historically experienced increases since their inception. Further augmenting these traditional funding sources was the ARRA, which allocated an additional $10 billion for Title 1 and an additional $11.3 billion for IDEA over the government’s fiscal years ending September 30, 2010 and September 30, 2011. The majority of the ARRA stimulus expired in September 2011 and has not been replaced with similar funding. Due to the possibility of sequestration or resulting budget negotiations to avoid sequestration, the ultimate budget for these programs is challenging to predict for 2013. If sequestration is in effect for the new fiscal year, which begins in July for most states, Title 1 and IDEA are expected to decline approximately 5%.

While the funding environment continues to pose challenges, the need for our solutions is high and there is a large and growing addressable market. Pre-K through 12th grade enrollments continue to rise, and it is estimated that at least 40% of students require intervention. The intervention market is focused on administering supplemental and alternative core education solutions to at-risk students and students with disabilities receiving special education in Pre-K through 12th grade. At-risk students and students with disabilities are those students that are underperforming when evaluated against their peers. These large groups of students exhibit serious academic deficits requiring intervention, particularly in reading and math. Students in need of intervention are often found in three distinct groups: English language learners, students with disabilities and impoverished students. The English language learner group is made up of those students whose first language is not English. Students with disabilities are determined to be eligible for special education based on a diagnosed disability, including specific learning disabilities (the largest group), communication challenges, emotional and behavioral disorders, physical disabilities and developmental disorders. Impoverished students are from families with low socioeconomic status and are at an academic disadvantage which is often attributed to their families’ financial hardships. We believe that educating at-risk students and students with disabilities requires a different approach than relying on traditional instructional materials, as deploying our intervention programs with fidelity and treatment integrity requires detailed implementation and training.

We also believe that demand for our products and professional services will be driven by and increased emphasis on accountability and measurement. The No Child Left Behind Act (“NCLB”) was a key driver for increased accountability and measurement of student performance designed to meet the mandated goal that 100% of students become proficient in reading and math by the end of the 2013-2014 school year. School districts are required to demonstrate adequate yearly progress (“AYP”) or risk a cut in funding. Intervention products help schools improve performance of the most challenged learners and allow schools to meet stringent AYP criteria. Furthermore, there is greater emphasis on evaluating educators based on the performance of their students, driven by reforms contained in the Race to the Top program. We believe that with more attention in general, increased analysis of U.S. student outcomes versus other countries, focus and likely inclusion of the graduation rate in the ESEA, and movement to national standards through the adoption of the Common Core State Standards, the number of children deemed to need intervention is likely to increase.

Strategic Goals

Our strategic goals for the next year are:

Offer Technology-Based Learning Solutions, Especially Student-Directed Learning: We have a wide range of technology-based learning solutions offered as either standalone tools or as part of our blended model (which integrates these technology-based learning solutions with our print-based products). Our standalone technology-based solutions include online supplemental reading, writing and vocabulary lessons and books as well as interactive simulations in math and science. Such solutions are employed by our customers for their at-risk students as well as their on-track students where the solutions are equally effective as a means to enhance the student’s proficiency levels. Across much of our product offering, we utilize a comprehensive student data reporting system with multiple years of results. We believe this ability to assess, track and report results is crucial to providing educators with the tools required to achieve and provide accountability for student outcomes. Going forward, we expect to continue to diversify our portfolio of products to expand math, service offerings and technology-enabled solutions. We expect the technology solutions to focus especially on adaptive, student-directed learning as well as mastery-based or competency-based solutions. Our RAZ Kids, Reflex and Class.com products currently offer student-directed learning and we will continue to make investments in these product lines. A significant step in this strategic goal will be a logical expansion of other topics on our Reflex platform and the release our new LANGUAGE! Live intervention aimed at struggling adolescent readers.

Offer Products and Services that Prevent Struggling Students: We devote most of our resources to better serve the nation’s most challenged learners and enabling these students to reach their full potential. We believe that this focus allows us to deliver better designed products to our customers, resulting in more favorable student outcomes and ultimately increasing brand value as a leader in serving the at-risk student population. To help this population, we will also invest in prevention products designed to prevent learning gaps from occurring or in addressing them sooner. In 2013, we will release a new We Can Pre-K literacy product and expand our alternative core literacy product Read Well to Grade 3. We will also continue to invest in our Reading A-Z, Science A-Z and ExploreLearning Gizmos designed to enrich education for all learners.

Increase Sales Effectiveness and Productivity: We will continue to focus on sales force effectiveness to increase our success rate in maintaining higher customer renewal rates and closing new sales involving more significant opportunities, and will also focus on sales force productivity to lower costs. We will optimize our sales force using our Customer Relationship Management (CRM) system and other tools to enhance and sustain productivity and increase overall channels to market. We have launched and will continue to invest in initiatives to gain traction in the e-commerce marketplace and will also expand our ExploreLearning and Learning A-Z sales force.

Leverage Partnerships: We believe our portfolio of premier brands and research-based products and services has consistently delivered superior learning outcomes for school districts. We plan to leverage partnership arrangements to offer additional or complementary products and services to help fulfill our mission.

Continue Efforts to Reduce Our Cost Structure: As funding pressure for the industry is expected to continue, we plan to continue our efforts to improve our cost structure and financial flexibility to positively affect our profitability. Areas of focus will include further leveraging our relationship with our third party distribution provider, more efficient professional services, and reducing the cost of our print product through procurement optimization.

Curriculum Development

We seek to take advantage of new product and technology opportunities and view product development to be essential to maintaining and growing our market position. We have developed relationships with many industry-leading authors who are known for their expertise in improving the cognitive and behavioral performance of at-risk and special education students. Many authors are leaders in their respective fields, such as literacy, mathematics, cognitive reasoning, and behavioral sciences, including Drs. Louisa Moats, Anita Archer, Roland Good, Maureen Auman, Ruth Kaminski and Maryanne Wolf. These authors are engaged by us to develop content and then to refine that content once feedback is obtained from our customers. We also employ both in-house and contracted developers of curriculum and on-line content.

We update our products as needed to incorporate the latest research or pedagogy, bring images current or update factual content. Our web-based products are enhanced continuously. Between the product refreshes, we often develop variations, expansions (i.e., more grade levels) and other basic enhancements of our products. Products may also be revised as part of changing standards, such as the Common Core State Standards which have been adopted by most states. Common Core State Standards define the knowledge and skills students should have within their K-12 education careers so that they will graduate high school able to succeed in entry-level, credit-bearing academic college courses and in workforce training programs. Assessments under the Common Core State Standards are expected to be implemented for adopting states by 2015.

As of December 31, 2012, we had 136 employees in curriculum development. Research and development expense, net of capitalization, was $10.9 million, $9.9 million, and $10.6 million for the years ended December 31, 2012, 2011, and 2010, respectively. In addition, we capitalize certain expenditures related to product development.

Sales and Marketing

The VSL sales force has both field sales producers generally covering larger opportunity customers and an inside sales force generally covering smaller territories. The VSL sales representatives are supported by product or subject matter and implementation experts as well as a marketing team. The CLT segment has separate sales forces and marketing teams that focus on its Learning A-Z, ExploreLearning, and Kurzweil Educational Systems and IntelliTools divisions. As of December 31, 2012, our sales force consisted of 91 field and 37 inside sales producers for a total of 128 direct sales producers, excluding sales management and marketing. We also use direct marketing through catalogs and are increasingly making use of e-commerce and the Internet to sell our products. Sales and marketing expense was $46.4 million, $45.7 million, and $46.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

•

Supplemental suppliers, a market segment that is quite fragmented, including the supplementary products divisions of the international textbook publishers named above, and others including, School Specialty, Haights Cross Communications and National Geographic (The Hampton-Brown Company);

•	Technology suppliers, including Scholastic (Read 180, System 44, MiniBooks), edmentum, Achieve3000, Carnegie Learning, Renaissance Learning, Don Johnston and TextHelp;

•	Assessment suppliers, including Pearson (Aimsweb), NWEA; and

•	Service providers, including Americas Choice (Pearson), and research laboratories such as WestEd.

In addition, with greater use of virtual tools, we compete with a number of entities like K12, Pearson, and Florida Virtual School. Open source content providers, such as Khan Academy and OER Commons also provide online educational videos.

Concentration Risk

We are not overly dependent upon any one customer or a few customers, the loss of which would have a material adverse effect on our business. We have a broad customer base; in the three years ended December 31, 2012 for the Company in the aggregate, no single customer accounted for more than 10% of our total net revenues in any one year. Additionally, our top ten customers accounted for approximately 12% of our net revenues in 2012.

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

Governmental Regulations

Our operations are governed by laws and regulations relating to equal employment opportunity, workplace safety, information privacy, and worker health, including the Occupational Safety and Health Act and regulations under that Act. Additionally, as a company that often bids on various state, local and federally funded programs, we are subject to various governmental procurement policies and regulations. We believe that we are in compliance in all material respects with applicable laws and regulations and we believe that future compliance will not have a material adverse effect upon our consolidated operations or financial condition.

Employees

Our future success is substantially dependent on the performance of our management team and our ability to attract and retain qualified technical and managerial personnel. As of December 31, 2012, we had a total of 526 employees. None of our employees are represented by collective bargaining agreements. We regard our relationship with our employees to be good.

Executive Officers

Ronald Klausner. Ronald Klausner, age 59, currently serves as a Class III director and our Chief Executive Officer. Mr. Klausner has served as one of our directors since December 8, 2009. Mr. Klausner served as President of Voyager Expanded Learning from October 2005 until December 8, 2009, when he became our Chief Executive Officer. Prior to that, Mr. Klausner served as President of ProQuest Information and Learning Company (a subsidiary of VLCY until it was sold in 2007) from April 2003 to October 2005. Mr. Klausner came to VLCY from D&B (formerly known as Dun & Bradstreet), a global business information and technology solutions provider, where he worked for 27 years. He most recently served as D&B’s Senior Vice President, U.S. Sales, leading a segment with more than $900 million in revenue. Previously, Mr. Klausner led global data and operations, and customer service, providing business-to-business, credit, marketing and purchasing information in over 200 countries.

Vernon Johnson, EdD. Dr. Vernon Johnson, age 64, currently serves as a Class I director and the President of the VSL business unit. Dr. Johnson joined the Company and the Board of Directors on December 1, 2011. From February 2005 until joining the Company, Dr. Johnson served as a partner of Best Associates, a Dallas-based Merchant Banking firm, and Chairman of EPIC Learning, a national for-profit online company focused on grades 9-12. He was also Executive Vice President of Development and Strategy for the America College of Education, a proprietary online college. Under his sales and marketing leadership, America College of Education’s online enrollment tripled, making it the sixth largest graduate school of education in the nation. Prior to joining Best Associates, Dr. Johnson was one of the founders of Voyager Expanded Learning and served as Executive Vice President, President and CEO of the company. In addition, Dr. Johnson served as a K-12 public educator for 25 years including Superintendent of schools in Rochester, Minnesota and Richardson, Texas.

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

John Campbell. John Campbell, age 52, currently serves as Senior Vice President and the President of the CLT business unit. Mr. Campbell served in the positions of Senior Vice President of Strategy & Business Development, Senior Vice President of K-12 and Chief Operating Officer of Voyager Expanded Learning since joining VLCY in January 2004 until December 8, 2009. Before joining VLCY, Mr. Campbell served as Chief Operating Officer and business unit head of a research based reading company (Breakthrough to Literacy) within McGraw-Hill. Prior to joining Breakthrough/McGraw-Hill, he served as Director of Technology for Tribune Education. Additionally, Mr. Campbell has experience as General Manager of a software start-up (Insight) and as Director of Applications and Technical Support for a hardware manufacturer (Commodore International).

George A. Logue. George A. Logue, age 62, currently serves as Executive Vice President. Mr. Logue has 36 years of education industry experience and, before co-founding Cambium, Mr. Logue spent 18 years in various leadership roles with Houghton Mifflin Company. At Houghton Mifflin, Mr. Logue served as Executive Vice President and President of the School Division from 1996 to 2003. Prior to serving as Executive Vice President of Houghton Mifflin, Mr. Logue was Vice President for Sales and Marketing from 1994 to 1996.

Carolyn M. Getridge. Carolyn M. Getridge, age 68, currently serves as our Senior Vice President of Urban Development. She joined VLCY in 1997 as a member of the team that launched the company after a distinguished 30-year career in public education. Immediately prior to joining Voyager, Ms. Getridge was

Superintendent of the Oakland Unified School District. Ms. Getridge also served as Associate Superintendent of Curriculum and Instruction in Oakland and as Director of Education Programs for the Alameda (CA) County Office of Education.

Todd W. Buchardt. Todd W. Buchardt, age 53, currently serves as our Senior Vice President of Human Resources and General Counsel and Secretary. Mr. Buchardt is also responsible for managing the TeacherMatch Services. Mr. Buchardt served VLCY as Senior Vice President since November 2002, Vice President since March 2000, and General Counsel and Secretary since 1998. Before joining VLCY, Mr. Buchardt held various legal positions with First Data Corporation from 1986 to 1998.

Alan Nowakowski, EdD. Dr. Alan Nowakowski, age 64, currently serves as the Senior Vice President of Product Development and Strategy for Cambium Learning, Inc. In this role, Dr. Nowakowski leads the overall product development and strategy of the Company. Dr. Nowakowski joined the Company in 2001 as the Senior Vice President of VoyagerU Program Development and Implementation Services Support. In that role, he was responsible for the training and implementation for the Voyager Universal Literacy System, Voyager Passport and Voyager Pasaporte, the after school and summer school programs, as well as the development and operations of customer technology applications, including the Vital Indicators of Progress (VIP) data management system. He also oversaw program development and implementation of the VoyagerU professional development program. He also held the positions of Senior Vice President of Publishing and Senior Vice President of Strategy and Special Projects. In these positions, he provided leadership and high-level design guidance for Voyager online student learning applications, including Ticket to Read, VoyagerU Targeted Courses, Expanded Online Teacher Support and VocabJourney, the online vocabulary application for Passport Reading Journeys. Before joining Voyager Expanded Learning, Dr. Nowakowski was a partner in Accenture (formerly Andersen Consulting) where he was Accenture’s chief education architect, responsible for creating Accenture’s internal training programs.

Robert H. Pasternack, Ph.D. The Honorable Robert H. Pasternack, Ph.D., age 63, currently serves as our Senior Vice President of Special Education. Dr. Pasternack served VLCY in the same capacity from August 2006. Dr. Pasternack has over 40 years experience in public education. Before joining VLCY, Dr. Pasternack served as Assistant Secretary for the Office of Special Education and Rehabilitative Services (OSERS) at the U.S. Department of Education from 2001 to 2004. In addition, Dr. Pasternack served on the President’s Commission on Excellence in Special Education and the President’s Mental Health Commission and as the Chair of the Federal Interagency Coordinating Committee during his appointment as the Assistant Secretary. Prior to being appointed to this position, Dr. Pasternack was the State Director of Special Education for the State of New Mexico and also served as a Superintendent and first grade teacher. Dr. Pasternack is a nationally certified school psychologist, a certified educational diagnostician, a certified school administrator, and a certified teacher (K-12).

Andrew S. Morrison. Andrew S. Morrison, age 50, has served as Sr. Vice President of Strategy & Corporate Development of the Company since November 2011 and, in 2012, assumed leadership of the Company’s Class.com product line. Mr. Morrison brings to Cambium an extensive background in education, business, technology, finance and law. From 2005 to the time he joined the Company, Mr. Morrison was President of Altis Avante Corporation, an innovative technology company with solutions for struggling students in grades 4-12. Previously, Mr. Morrison provided executive and strategic consulting services to leading private equity and education companies, including Houghton Mifflin Company and Educate, Inc. (Sylvan Learning). Mr. Morrison also served as CEO of Smarterville Inc., an education company focused on the school and consumer markets, and was previously CEO of Cognitive Concepts, Inc., an education technology company providing state-of-the-art literacy programs to struggling and at-risk students. Mr. Morrison has also worked as an attorney and an investment banker in the areas of corporate M&A and restructuring.

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

Item 1A	Risk Factors.

This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2012.

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

Federal spending sequestration or resulting federal budgets could have an adverse effect on funding for public schools who buy our products.

If appropriation bills passed separately by Congress provide for total government spending in excess of the limits Congress earlier laid down for itself in the annual Budget Resolution, and if Congress cannot agree on ways to cut back the total (or does not pass a new, higher Budget Resolution), then an “automatic” form of spending cutback takes place which is commonly referred to as sequestration. Sequestration is currently a risk for the 2013 through 2014 government fiscal years and could result in significant educational funding reductions if a resolution is not reached by Congress.

We receive significant revenues from certain states and reductions in public school education spending in those states could cause the demand for our products to decrease.

In 2012, we derived significant revenues from the following three states in the following approximate percentages: Florida — 7%; Texas — 7%; and California — 6%. To some extent, we expect the economic situation faced by these states to continue to have a depressive effect on public school spending. If that is the case, our sales to these states could be materially reduced which could harm our business and financial condition.

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

Our inventory and fulfillment operations are outsourced to an Ozburn Hessey Logistics (“OHL”) location in the St. Louis, Missouri area. In the event that these distribution facilities were damaged, destroyed or experienced technological failure, we would be delayed in responding to customer requests. Additionally, business disruptions within OHL that are out of our control could delay our ability to deliver printed materials to our customers in a timely manner. Customers often purchase materials very close to the school year and such delivery delays could cause our customers to turn to competitors for products they need immediately. While we maintain adequate property insurance, the loss of customers could have a long-term, detrimental impact on our reputation and business.

Customer acceptance of our products could be impacted by changing educational standards.

Customer acceptance of our products may be impacted by changing standards, including the Common Core State Standards which have now been adopted by most states. Common Core State Standards define the knowledge and skills students should have within their K-12 education careers so that they will graduate high school able to succeed in entry-level, credit-bearing academic college courses and in workforce training programs. Assessments under the Common Core State Standards are expected to be implemented for adopting states by 2015. These standards and the assessments supporting them are designed for students learning at grade-level proficiency. Many of our products are either intervention products designed to accelerate progress for students that are below grade-level proficiency, or products that are supplementary in nature. While there could be opportunity for us, if customer acceptance of our products is negatively impacted by adoption of Common Core State Standards, our sales could decline or we may be required to expend more on investments in product development than planned.

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

In 2011, we closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017, as well as a new revolving credit facility (sometimes referred to in this report as the “ABL Facility”).

We are subject to risks associated with substantial indebtedness, including the risk that we will not be able to refinance existing indebtedness when it becomes due, the risk that we would not be able to secure alternative financing if we are unable to comply with the debt covenants or if we were to experience an event of default, and the risk that our cash flows from operations are insufficient to make scheduled interest payments. We are required to make interest payments semi-annually in arrears on each February 15 and August 15. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of our debt. However, we may not be able to obtain any such new or additional financing on favorable terms or at all.

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

In 2011, we entered into the ABL Facility, consisting of a four-year $40.0 million revolving credit facility, which includes a $5.0 million subfacility for swing line loans and a $5.0 million subfacility for letters of credit. Our ability to borrow funds under this facility is limited by a borrowing base determined relative to the value, calculated periodically, of eligible accounts receivable and eligible inventory. Our ability to borrow funds under this facility is also conditioned upon our compliance with a financial covenant that generally requires us to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. Our business is seasonal and any inability to borrow funds under the revolving credit facility could affect our ability to finance our operations.

If the price of our common stock trades below $1.00 per share for a sustained period or we do not meet other continued listing requirements, our common stock may be delisted from the NASDAQ Global Market.

The NASDAQ Global Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock and to have a specified level of stockholder equity. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive trading days, or we do not meet other requirements, we would fail to be in compliance with NASDAQ’s continued listing standards and, if we are unable to cure the non-compliance within 180 days, our common stock may be delisted from the NASDAQ Global Market and we may not be able to maintain the continued listing of our common stock on the NASDAQ Global Market. Delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Item 1B	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal corporate office is located in Dallas, Texas. We lease office and warehouse facilities in Dallas, Texas; Charlottesville, Virginia; Tucson, Arizona; Frederick, Colorado; Natick, Massachusetts; Ann Arbor, Michigan and Lincoln, Nebraska. As of December 31, 2012, the total square footage of our leased properties was 343,163 square feet.

In conjunction with the outsourcing of our warehouse operations to a third party logistics provider, we have subleased one of our Frederick, Colorado facilities comprising approximately 200,420 square feet. We also subleased a portion of our Natick, Massachusetts facility comprising approximately 2,800 square feet. Additionally, we have executed a lease agreement that will further reduce our square footage in a second facility in Frederick, Colorado by approximately 44,806 square feet beginning in June 2013.

We believe the buildings and equipment used in our continuing operations generally to be in good condition and adequate for our current needs and that additional space will be available as needed.

Item 3.	Legal Proceedings.

We are not presently engaged in any pending legal proceeding material to our financial condition, results of operations or liquidity.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information: Our common stock is traded on the NASDAQ Global Market under the symbol “ABCD.” Below are the high and low sale prices for each quarter in the years ended December 31, 2012 and 2011.

	2012		2011
Fiscal Quarter	High	Low	High	Low
First	$3.43	$2.61	$3.98	$3.10
Second	2.75	0.94	3.49	2.85
Third	1.30	0.83	3.44	2.48
Fourth	1.50	0.58	3.66	2.65

Record Holders: As of March 5, 2013, there were 224 holders of record of our common stock.

Purchases of Equity Securities: Shares of common stock repurchased by the Company during the quarter ended December 31, 2012 were as follows:

	Issuer Purchases of Equity Securities
Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(a) Maximum Dollar Value of Shares that May Yet be Purchased Under the Program ($ in thousands)
October 1—October 31	76,257	$1.01	76,257	$3,625
November 1—November 30	59,208	0.96	59,208	3,569
December 1—December 31	1,136,618	1.03	1,136,618	2,402

(a)	On May 22, 2012, The Company’s Board of Directors authorized the Company to repurchase shares of its common stock up to a maximum of $5 million through July 5, 2013.

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

Securities authorized for issuance under equity compensation plans at December 31, 2012 are as follows:

(in thousands, except per share amounts)			Number of securities
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	remaining available for future issuance under equity incentive plan (a)
Equity compensation plans approved by security holders	3,758	$4.89	1,140
Equity compensation plans not approved by security holders	—	—	—

Total	3,758	$4.89	1,140

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights,” and issued restricted stock.

Recent Sales of Unregistered Securities: During November 2012, the number of shares of common stock of the Company underlying the warrant issued to VSS-Cambium Holdings III, LLC, the sole stockholder of Cambium immediately prior to the Company’s acquisition of Cambium, as part of the merger consideration payable to such stockholder in connection with the Cambium merger, was increased by 93,757 shares. The increase resulted from cash recoveries during the period in connection with an employee embezzlement matter, in accordance with the terms of the warrant. The warrant is exercisable for shares of common stock at an exercise price of $0.01 per share, and expires on December 8, 2014. The number of shares of common stock issuable under the warrant may be further increased in the future upon the occurrence of certain events described in the warrant. The issuance of these securities to VSS-Cambium Holdings III, LLC was exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

Stock Performance Graph: The following graph compares the total cumulative shareholder return of the Company’s common stock with the total cumulative return of the NASDAQ Composite Index and a customized Peer Group Index. Measurement points include December 9, 2009, the date that our stock began publicly trading, and the last trading day of each fiscal year through December 31, 2012. Total cumulative shareholder return assumes $100 invested on December 9, 2009 in the Company’s common stock, the NASDAQ Composite Index and the Peer Group Index, respectively, and reinvestment of any dividends. Our Peer Group Index is composed of the following companies: K12, Inc., Pearson PLC, Scholastic, School Specialty, and Scientific Learning. Historical stock price performance should not be relied upon as an indication of future stock performance.

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

(in thousands, except per share data)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Statement of Operations Data:
Product revenues	$129,747	$151,846	$160,778	$90,385	$89,207
Service revenues	18,812	20,412	20,482	10,663	10,524

Total net revenues	148,559	172,258	181,260	101,048	99,731
Total operating expenses, excluding impairments and embezzlement	(163,396)	(169,583)	(181,528)	(115,108)	(104,648)
Goodwill impairment(1)	(66,893)	(37,618)	—	(9,105)	(75,966)
Embezzlement and related recoveries (expense)(2)	(516)	3,096	353	(129)	(7,254)
Impairment of long-lived assets (3)	(33,707)	—	—	—	—
Income (loss) before interest, other income (expense), and income taxes	(115,953)	(31,847)	85	(23,294)	(88,137)
Gain from settlement with previous stockholders(4)	—	—	—	—	30,202
Net loss	(133,783)	(49,441)	(15,950)	(35,765)	(69,560)
Net loss per common share—basic and diluted	$(2.71)	$(1.07)	$(0.36)	$(1.63)	$(3.39)

	As of:
(in thousands)	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Balance Sheet Data:
Cash and cash equivalents	$51,904	$63,191	$11,831	$13,345	$2,418
Total current assets	109,230	109,921	76,177	74,316	31,617
Total assets	230,459	369,680	383,062	393,841	270,477
Total current liabilities	78,400	64,037	66,774	58,366	16,360
Total long term debt, less current portion	174,328	174,165	150,850	150,487	153,787
Total liabilities	276,504	279,610	259,050	254,069	202,273
Total members’ interest and stockholders’ equity (deficit)	(46,045)	90,070	124,012	139,772	68,204

Footnotes to the Selected Financial Data:

1)	Reflects the non-cash effect of the goodwill impairment charges during 2012, 2011, 2009 and 2008 resulting from a reduction in the fair value of assets.
2)	We discovered in 2008 that a former employee had perpetrated a significant misappropriation of assets during a period beginning in 2004 and extending through April 2008.
3)	Reflects the non-cash effect of impairment charges.
4)	For fiscal 2008, we received a settlement from our previous stockholders relating to the embezzlement we suffered.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2012.

Organization of Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the following sections:

•	Overview

•	Results of Operations

•	Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

•	Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

•	Liquidity and Capital Resources

•	Non-GAAP Measures

•	Capital Expenditures and Outlook

•	Commitments and Contractual Obligations

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recently Issued Financial Accounting Standards

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

Under the terms of the merger agreement, each outstanding share of VLCY’s common stock was converted in the Voyager Merger into the right to receive at the election of each stockholder, either (i) $6.50 in cash, without interest, or (ii) one share of our common stock, plus, regardless of the election made, additional consideration consisting of cash and a contingent value right, as described in the merger agreement. The amount of cash available to satisfy cash elections by the VLCY stockholders was limited to $67.5 million in the aggregate. The cash consideration payable to the former VLCY stockholders was insufficient to accommodate all of the cash elections that were made. Accordingly, the amount of cash paid to the former VLCY stockholders who elected to exchange shares of VLCY common stock for cash was reduced, pro rata, in accordance with agreed procedures set forth in the merger agreement. Pursuant to these procedures, we paid $67.5 million in cash to the former holders of VLCY’s common stock and issued to those stockholders a total of 19.5 million shares of common stock. The cash consideration paid to the former VLCY stockholders consisted of $25 million contributed by VSS-Cambium Holdings III, LLC and $42.5 million contributed by VLCY. In exchange for its contribution of $25 million, VSS-Cambium Holdings III, LLC received 3.8 million shares of our common stock issued at the ascribed value of $6.50 per share. The shares of Cambium’s common stock held by VSS-Cambium Holdings III, LLC, its sole stockholder, were converted in the Cambium Merger into the right to receive 20.5 million shares of our common stock. In addition, as part of the merger consideration, VSS-Cambium Holdings III, LLC received a warrant to purchase a number of shares of our common stock determined by a formula set forth in the merger agreement, which is currently equal to 737,213 shares. In connection with the consummation of this transaction, we entered into a stockholders agreement pursuant to which we granted VSS-Cambium Holdings III, LLC and funds managed and controlled by VSS the right to purchase up to 7.5 million shares of our common stock as provided for in the stockholders agreement as well as certain preemptive rights set forth therein. In August 2011, VSS-Cambium Holdings III, LLC, exercised its subscription rights in full to purchase 7,246,376 shares of our common stock, at a purchase price of $2.76 per share, or an aggregate purchase price of $20.0 million.

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

We operate as two reportable segments with separate management teams and infrastructures that offer various products and services, as follows:

•	VSL, which provides educators with results-based products, services and learning solutions that improve school and student performance in literacy and math; and

•	CLT, which creates software and hardware products that serve students from Pre-K through adult and enable the educators who help them learn.

Unallocated shared services, such as accounting, legal, human resources and corporate-related items, are recorded in a “Shared Services” category. Depreciation and amortization expense, interest income and expense, other income and expense, goodwill impairments, and taxes are included in this Shared Services category.

In 2011 and 2010, we reported separate segment results for Voyager Learning, a comprehensive intervention business, and Sopris Learning, a supplemental solutions education business. In late 2012, the management teams and infrastructures for these operations were merged into our combined VSL business unit. Our historical segment reporting results have been combined for comparative purposes to reflect the current organizational structure. See Note 21 to the Consolidated Financial Statements for further information on our reportable segments.

Results of Operations

Highlights

Fiscal Year 2012

Constraints on federal and state funding to our school district customers continued to pose challenges to our performance in fiscal year 2012. During the first three quarters of 2012, order volumes declined versus 2011. This is in large part attributable to the expiration of the ARRA funding in September 2011. We expect governmental spending austerity to continue and have a depressive effect on general education spending and, therefore, make order volume growth challenging. However, the fourth quarter 2012 order volumes were better than the fourth quarter 2011, indicating that there could be stabilization of order volume declines when considering a more comparative funding environment.

The decline in overall order volumes were partially offset by growth in the CLT segment’s Learning A-Z and ExploreLearning product lines and in our service offerings within the VSL segment led by the school turnaround product line. These pockets of growth are promising, and we believe that we will continue to see growth in services and technology offerings.

In order to align our organization to our strategic goals and to provide savings as a means to fund our strategic initiatives, we completed a series of reengineering and restructuring initiatives starting in late 2011 and continuing throughout 2012. Reengineering and restructuring activities included:

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

•

Assessing and implementing optimization projects to improve cost efficiencies and enhance the customer experience throughout the order to cash, professional service delivery, procurement processes, and sales channel structure;

•	Reduction of job positions that do not support the Company’s key strategic goals; and

•	Other reductions and costs to improve our cost structure.

The total expense for all reengineering and restructuring initiatives from the fourth quarter of 2011 through the end of 2012 was $9.6 million, including both cash and non-cash items, and capital expenditures were $0.7 million. We realized approximately $5.0 million in savings in 2012 from these activities. The reengineering and restructuring activities are expected to yield cumulative savings in 2013 of approximately $14.0 million relative to 2011 spending levels. The Company further expects to continue on this path to ultimately secure cumulative annualized savings of $15.0 million, a part of which is intended to be reinvested in critical growth areas.

The CLT segment is considered one of our critical growth areas, particularly the Learning A-Z and ExploreLearning product lines within that segment. As such, to foster growth in 2012, we increased CLT segment expenditures for research and development and sales and marketing. Our spending for the VSL segment in 2012 was held relatively flat with 2011 levels, excluding the reengineering and restructuring initiatives and volume-driven costs such as cost of goods sold and sales commissions. Given the order volume declines within the VSL segment, we plan to reduce spending in 2013. Reengineering and restructuring activities, cost reduction actions taken at the end of 2012 and the recent merger of the Voyager Learning and Sopris Learning segments will provide the expected cost savings. Reductions in spending are expected in cost of revenues, research and development expense, sales and marketing expense, and general and administrative expense.

During 2012, we recorded goodwill impairment charges of $66.9 million, with VSL segment goodwill written down by $52.2 million and goodwill related to the Kurzweil Educational Systems and IntelliTools product lines in the CLT segment written down by $14.7 million. The goodwill impairment was the result of a decline in order volumes and a reduction in our estimates of future cash flows primarily impacted by expected continued funding pressure. These same triggering factors resulted in impairment charges of $27.8 million related to VSL segment’s intangible assets including Acquired curriculum and technology intangibles, Acquired publishing rights and Other intangible assets.

Fiscal Year 2011

In fiscal year 2011, we experienced overall order volume declines driven by the VSL segment, partially offset by order volume growth in the CLT segment. The adverse education funding environment impacted our intervention products in particular. The Company believes that results were also adversely impacted by certain internal factors, such as decreased focus on the customer experience, an over-reliance on the field sales force versus utilizing multiple channels of sales and marketing, and delays in strategic decision making.

The VSL segment experienced growth in the first half of 2011, which we believe was at least partially attributable to some positive impact, both directly and indirectly, from ARRA funding and also due to growth in our service offerings. However, the educational funding environment remained challenging and order volumes gained in the first half of the year were lost during the third quarter. Order volumes declined even further in the fourth quarter as most of the ARRA funding expired in September 2011 and several large multi-year transactions completed in the fourth quarter of 2010 could not be replicated in 2011. In October 2011 we completed the acquisition of Class.com. Class.com provides high-quality, research proven, online instruction, supplemental education, and intervention programs online and through its fully accredited high school, Lincoln National Academy.

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

Expenses in 2011 benefitted from our 2010 cost-savings initiatives. We continued to pursue cost-savings and productivity initiatives in 2011, although not to the same extent as in 2010, and we redeployed these savings into growth investments. Investments in 2011 were focused on our digital assets, including our student data management system, our online subscription products, new online adaptive solutions, and online intervention programs for math and literacy.

We recorded goodwill impairment charges in 2011 of $19.2 million related to our VSL segment and $18.4 million related to the Kurzweil Educational Systems and IntelliTools product lines in our CLT segment. The goodwill impairment charges were primarily the result of the 2011 declines in order volumes and the expected near term impact of continued funding pressures on these two reporting units.

The following tables set forth information on results and percentages for the years ended December 31, 2012, 2011 and 2010 regarding Cambium’s net revenues, costs and expenses, and other components of our statements of operations.

(in thousands)	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Net revenues:
Product revenues
Voyager Sopris Learning	$78,463	52.8%	$102,853	59.7%	$122,661	67.7%
Cambium Learning Technologies	51,284	34.5%	48,993	28.4%	38,117	21.0%
Service revenues
Voyager Sopris Learning	18,399	12.4%	19,914	11.6%	20,014	11.0%
Cambium Learning Technologies	413	0.3%	498	0.3%	468	0.3%

Total net revenues	148,559	100.0%	172,258	100.0%	181,260	100.0%
Cost of revenues:
Cost of product revenues
Voyager Sopris Learning	26,406	17.8%	29,879	17.3%	35,854	19.8%
Cambium Learning Technologies	4,644	3.1%	4,121	2.4%	4,334	2.4%
Shared Services	1,578	1.1%	2	0.0%	1,395	0.8%
Cost of service revenues
Voyager Sopris Learning	17,679	11.9%	18,372	10.7%	17,680	9.8%
Cambium Learning Technologies	656	0.4%	791	0.5%	628	0.3%
Amortization expense	24,716	16.6%	27,799	16.1%	28,511	15.7%

Total cost of revenues	75,679	50.9%	80,964	47.0%	88,402	48.8%
Research and development expense	10,907	7.3%	9,933	5.8%	10,558	5.8%
Sales and marketing expense	46,367	31.2%	45,747	26.6%	45,987	25.4%
General and administrative expense	21,427	14.4%	23,456	13.6%	23,857	13.2%
Shipping and handling costs	2,834	1.9%	2,259	1.3%	3,570	2.0%
Depreciation and amortization expense	6,182	4.2%	7,224	4.2%	9,154	5.1%
Goodwill impairment	66,893	45.0%	37,618	21.8%	—	0.0%
Embezzlement and related expense (recoveries)	516	0.3%	(3,096)	(1.8)%	(353)	(0.2)%
Impairment of long-lived assets	33,707	22.7%	—	0.0%	—	0.0%

Income (loss) before interest, other income (expense) and income taxes	(115,953)	(78.1)%	(31,847)	(18.5)%	85	0.0%
Net interest income (expense)	(18,683)	(12.6)%	(18,431)	(10.7)%	(17,292)	(9.5)%
Other income (expense), net	1,125	0.8%	848	0.5%	674	0.4%
Income tax benefit (expense)	(272)	(0.2)%	(11)	(0.0)%	583	0.3%

Net loss	$(133,783)	(90.1)%	$(49,441)	(28.7)%	$(15,950)	(8.8)%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net revenues

Net revenues for the year ended December 31, 2012 decreased $23.7 million, or 13.8%, to $148.6 million from $172.3 million in the same period for 2011. This decrease in net revenue was primarily driven by a decline in order volume in our VSL segment and our Kurzweil/IntelliTools product lines within the CLT segment. These reductions were partially offset by growth in the CLT segment’s Learning A-Z and ExploreLearning product lines.

Voyager Sopris Learning. The VSL segment’s net revenues in 2012 decreased $25.9 million, or 21.1%, to $96.9 million from net revenues of $122.8 million in 2011. This decrease in net revenue was primarily driven by a decline in product order volume. Product revenues decreased $24.4 million, or 23.7%, to $78.5 million from net revenues of $102.9 million in 2011. Service revenues decreased $1.5 million, or 7.6%, to $18.4 million from net revenues of $19.9 million in 2011. Although order volumes were higher in 2012 for services, revenues are recognized as the services are performed and the timing of the revenue recognition resulted in a year over year decrease.

Cambium Learning Technologies. The CLT segment’s net revenues in 2012 increased $2.2 million, or 4.5%, to $51.7 million from net revenues of $49.5 million in 2011. This increase in net revenue was primarily due to an increase in order volume in our Learning A-Z and ExploreLearning product lines partially offset by a decline in our Kurzweil/IntelliTools product lines.

Cost of revenues

Cost of product revenues include expenses to print, purchase, handle and warehouse product, as well as order processing and royalty costs. Cost of service revenues include costs to provide services and support to customers. Total cost of revenues, excluding amortization, for the year ended December 31, 2012 decreased $2.2 million, or 4.1%, to $51.0 million from $53.2 million in 2011. This decline in cost of revenues was primarily due to a decline in order volume. This decline was partially offset by $1.6 million in charges related to our reengineering and restructuring initiative and an increase in inventory reserves.

Voyager Sopris Learning. The VSL segment’s cost of revenues in 2012 decreased $4.2 million, or 8.6%, to $44.1 million from $48.3 million in 2011. Cost of product revenues decreased $3.5 million, or 11.6%, to $26.4 million from $29.9 million in 2011. Cost of service revenues for the year ended December 31, 2012 decreased $0.7 million, or 3.8%, to $17.7 million from $18.4 million in 2011.

Cambium Learning Technologies. The CLT segment’s cost of revenues in 2012 increased $0.4 million, or 7.9%, to $5.3 million from cost of revenues of $4.9 million in 2011. Cost of product revenues increased $0.5 million, or 12.7%, to $4.6 million from cost of product revenues of $4.1 million in 2011. Cost of service revenues decreased $0.1 million, or 17.1%, to $0.7 million from cost of service revenues of $0.8 million in 2011.

Amortization expense

Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for 2012 decreased $3.1 million, or 11.1%, to $24.7 million from $27.8 million in 2011 due to the impact of the impairments recognized on certain of our intangible assets during the fourth quarter of 2012.

See “Critical Accounting Policies and Estimates” below and the Notes to the Consolidated Financial Statements for further information on our intangible asset impairment reviews.

Research and development expense

Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expenses for year ended December 31, 2012 increased $1.0 million, or 9.8%, to $10.9 million from $9.9 million in the same period of 2011. This increase was primarily due to increased investments in the CLT segment.

Sales and marketing expense

Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commission paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expenses for the year ended December 31, 2012 increased $0.7 million, or 1.4%, to $46.4 million from $45.7 million in the same period of 2011. This change is primarily due to increased investments in the CLT segment, and also includes costs related to our restructuring and reengineering efforts. These increases were partially offset by declines in samples and commissions paid to our sales force commensurate with the decline in order volume.

General and administrative expense

General and administrative expenses for the year ended December 31, 2012 decreased $2.1 million, or 8.7%, to $21.4 million from $23.5 million in the same period of 2011. The decline includes the impact of cost reductions as a result of 2012 productivity initiatives. Additionally, 2012 general and administrative expense includes severance costs of $0.6 million, costs related to mergers and acquisitions of $0.8 million, stock based compensation of $0.6 million and a loss of $0.9 million to reflect an increase in the estimated fair value of the contingent value rights (“CVR”) liability issued in connection with the merger. 2011 general and administrative expense includes severance costs of $0.9 million, costs related to mergers and acquisitions of $1.1 million, stock based compensation of $1.0 million and a loss of $1.3 million to reflect an increase in the estimated fair value of the CVR liability issued in connection with the merger.

Shipping and handling costs

Shipping costs for the year ended December 31, 2012 increased $0.5 million, or 25.5%, to $2.8 million from $2.3 million in 2011. $0.4 million of this increase is attributable to costs incurred to move inventory to the new warehouse as part of our reengineering and restructuring initiative partially offset by reduced shipping and handling costs from lower sales volumes. Additionally, costs can be impacted by geographical mix, carrier selection and timing. We will continue to work with our third party provider to ensure costs are as economical as possible and it is expected that we will gain efficiency in this area.

Depreciation and amortization expense

Depreciation and amortization expense for the year ended December 31, 2012 decreased $1.0 million, or 14.4%, to $6.2 million from $7.2 million in the same period of 2011. This decrease is primarily due to our use of accelerated amortization methodologies for the majority of our assets. Additionally, depreciation and amortization expense declined from 2011 due to the impact of the impairments recognized on certain of our intangible assets during the fourth quarter of 2012.

See “Critical Accounting Policies and Estimates” below and the Notes to the Consolidated Financial Statements for further information on our intangible asset impairment reviews.

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

As a result of our annual impairment review for the year ended December 31, 2012, the goodwill balance for the VSL segment was determined to be partially impaired, and an impairment charge of $52.2 million was recorded. Order volumes for the VSL segment declined in 2011 and 2012, and our estimates of future cash flows were impacted by expected continued funding pressure. The decline in supplemental funding sources that school districts use to purchase our products has resulted in significant reductions to curriculum and programs for struggling students. We do not expect federal funding to improve in the near term and, as a result, customer retention and sales growth may be challenging.

See “Critical Accounting Policies and Estimates” below and the Notes to the Consolidated Financial Statements for further information on our goodwill impairment reviews.

Embezzlement and related expense (recoveries)

In 2008, we discovered certain irregularities relating to the control and use of cash and certain other general ledger items which revealed a misappropriation of assets over more than a three-year period beginning in 2004 and continuing through April 2008. These irregularities were perpetrated by a former Cambium Learning employee, resulting in substantial embezzlement losses and related expenses. Embezzlement and related expenses (recoveries) for the year ended December 31, 2012 were $0.5 million compared to $(3.1) million in the same period of 2011. The net expenses incurred in 2012 primarily relate to a reduction in the estimated sales price of the recovered properties slightly offset by a reduction in warrant expense.

Impairment of long-lived assets

The decline in order volume and impact of expected continued funding pressure on our estimates of future cash flows within the VSL segment that resulted in a goodwill impairment were also considered triggering events to review the recoverability of certain definite-lived intangible assets associated with that segment. As a result of these analyses, total impairment charges related to our definite-lived intangible assets were $27.8 million for fiscal 2012. In 2012, we also recorded impairment charges of $4.4 million in connection with our reengineering and restructuring initiative. These impairments were due to an expected decline in the pattern of usage of certain assets related to our warehouse outsourcing and process reengineering activities. Additionally, we recorded impairment charges of $1.5 million related to pre-publication costs that were deemed to have no ongoing value.

See “Critical Accounting Policies and Estimates” below and the Notes to the Consolidated Financial Statements for further information on our intangible asset impairment reviews.

Net interest income (expense)

Net interest expense for the year ended December 31, 2012 increased $0.3 million, or 1.4%, to $18.7 million from $18.4 million in the same period of 2011. The increase in Net interest expense was primarily due to a reduction in interest income on state tax receivables.

Income tax benefit (expense)

In 2012, we recorded income tax expense of $0.3 million. Tax expense is impacted by significant non-deductible charges, including the $66.9 million goodwill impairment charge. We continue to maintain a valuation allowance against our deferred tax assets, which eliminated the deferred tax benefit generated.

In 2011, we recorded income tax expense of $11 thousand. Tax expense is impacted by significant non-deductible charges, including the $37.6 million goodwill impairment charge. We continue to maintain a valuation allowance against our deferred tax assets, which eliminated the deferred tax benefit generated.

See Note 5 to the Consolidated Financial Statements for further information on the income tax expense recorded in each period.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net revenues

Net revenues for the year ended December 31, 2011 decreased $9.0 million, or 5%, to $172.3 million from $181.3 million in the same period for 2010. This decrease in net revenue was primarily driven by a decline in order volume in our VSL segment. Net revenues subsequent to the acquisition of VLCY include the impact of a purchase accounting adjustment to reduce deferred revenue balances to fair value at the time of the VCLY acquisition. These adjustments reduced the amount of deferred revenue recognized by approximately $1.0 million in 2011 and $12.9 million in 2010.

Voyager Sopris Learning. The VSL segment’s net revenues in 2011 decreased $19.9 million, or 14.0%, to $122.8 million from net revenues of $142.7 million in 2010. This decrease in net revenue was primarily driven by a decline in product order volume. Product revenues decreased $19.8 million, or 16.1%, to $102.9 million from net revenues of $122.7 million in 2010. Service revenues decreased $0.1 million, or 0.5%, to $19.9 million from net revenues of $20.0 million in 2010. Net revenues subsequent to the acquisition of VLCY include the impact of a purchase accounting adjustment to reduce deferred revenue balances to fair value at the time of the VCLY acquisition. These adjustments reduced the amount of deferred revenue recognized by approximately $0.4 million in 2011 and $4.7 million in 2010.

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

Cost of revenues

Cost of product revenues include expenses to print, purchase, handle and warehouse product, as well as order processing and royalty costs. Cost of service revenues include costs to provide services and support to customers. Total cost of revenues, excluding amortization, for the year ended December 31, 2011 decreased $6.7 million, or 11.2%, to $53.2 million from $59.9 million in 2010. This decline in cost of revenues was primarily due to a decline in VSL segment order volume. Additionally, 2010 cost of revenues for Shared Services includes $1.4 million of costs directly associated with the integration of the Company and VLCY, which did not reoccur in 2011. Partially offsetting these year over year decreases, purchase accounting adjustments to reduce deferred cost balances to fair value at the time of the VLCY acquisition in late 2009 reduced the amount of deferred costs that would have otherwise been recognized in 2010 by approximately $1.2 million.

Voyager Sopris Learning. The VSL segment’s cost of revenues in 2011 decreased $5.2 million, or 9.9%, to $48.3 million from $53.5 million in 2010. Cost of product revenues decreased $6.0 million, or 16.7%, to $29.9 million from $35.9 million in 2010. Cost of service revenues for the year ended December 31, 2011 increased $0.7 million, or 3.9%, to $18.4 million from $17.7 million in 2010.

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

Amortization expense

Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for 2011 decreased $0.7 million, or 2.5%, to $27.8 million from $28.5 million in 2010 due to our use of accelerated amortization methodologies for the majority of our intangible assets.

Research and development expense

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

General and administrative expense

General and administrative expenses for the year ended December 31, 2011 decreased $0.4 million, or 1.7%, to $23.5 million from $23.9 million in the same period of 2010. The decline includes the impact of cost reductions as a result of 2011 productivity initiatives. Additionally, 2011 general and administrative expense includes severance costs of $0.9 million, legacy VLCY corporate costs of $1.1 million, stock based compensation of $1.0 million and a loss of $1.3 million to reflect an increase in the estimated fair value of the CVR liability issued in connection with the merger. 2010 general and administrative expense includes non-recurring integration costs of $3.8 million, legacy VLCY corporate costs of $1.0 million, stock based compensation of $0.8 million and a gain of $1.1 million to reflect a decline in the estimated fair value of the CVR liability.

Shipping and handling costs

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

Goodwill impairment

We review the carrying value of goodwill for impairment at least annually and whenever certain triggering events occur. As a result of our annual impairment review for the year ended December 31, 2011, the goodwill balances for both the Voyager reporting unit within the VSL segment and a reporting unit comprising the Kurzweil and IntelliTools product lines from the CLT segment were determined to be partially impaired, and impairment charges of $19.2 million and $18.4 million were recorded, respectively. The goodwill impairment charges were primarily the result of declines in order volumes in 2011 and the expected near term impact of continued funding pressures on these two reporting units. Although we believe that key federal and state funding programs will continue to encourage school districts to address the needs of at-risk and special education students, we expect that governmental spending austerity and the challenging funding environment will continue in the short term.

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

Net interest income (expense)

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

Income tax benefit (expense)

In 2011, we recorded income tax expense of $11 thousand. Tax expense is impacted by significant non-deductible charges, including the $37.6 million goodwill impairment charge. We continue to maintain a valuation allowance against our deferred tax assets, which eliminated the deferred tax benefit generated.

In 2010, we recorded an income tax benefit of $0.6 million. Pre-tax losses at statutory tax rates provided a federal tax benefit of approximately $5.8 million. We continue to maintain a valuation allowance against our deferred tax assets, which eliminated almost all of the deferred tax benefit generated.

See Note 5 to the Consolidated Financial Statements for further information on the income tax benefit (expense) recorded in each period.

Liquidity and Capital Resources

Because sales seasonality affects operating cash flow, we normally incur a net cash deficit from all of our activities through the early part of the third quarter of the year. We typically fund these seasonal deficits through the drawdown of cash, supplemented by borrowings on a revolving credit facility, if needed. The cash balance as of December 31, 2012 was $51.9 million. The primary sources of liquidity are our current cash balances and our annual cash flow from operations and the primary liquidity requirements relate to interest on our long-term debt, pre-publication costs, capital investments and working capital. We believe that based on current and anticipated levels of operating performance, cash flow from operations and availability under a revolving credit facility, we will be able to make required interest payments on our debt and fund our working capital and capital expenditure requirements for the next 12 months. Although we have excess cash balances, we will be more targeted in making planned internal investments and executing on selected acquisition targets due to the downturn in our business environment. Should the Company be unsuccessful over time in reversing the downward sales volume trend experienced in 2011 and 2012, we believe the Company’s historic trend of providing surplus cash each year would be at risk absent additional cost reductions in non-critical areas.

Long-term debt

In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into an asset-based revolving credit facility with potential for up to $40 million in borrowing capacity. Deferred financing costs are capitalized in other assets in the consolidated balance sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at December 31, 2012 and 2011 were $6.1 million and $7.7 million, respectively.

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

As of December 31, 2012, the balances of accounts receivable and inventory collateralizing the ABL Facility were $17.8 million and $16.6 million, respectively. As of December 31, 2012, the Company had a borrowing base under the ABL Loan Agreement of up to $15.5 million.

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

The ABL Facility contains a financial covenant that generally requires the ABL Credit Parties to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. The ABL Credit Parties will be required to pay, quarterly in arrears, an unused line fee equal to the product of (x) either 0.375% or 0.50% (depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) and (y) the average daily unused amount of the revolver. As of December 31, 2012, we were in compliance with this covenant.

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

(in thousands)	2012	2011	2010
Operating activities	$10,329	$43,640	$21,259
Investing activities	(17,881)	(20,465)	(14,441)
Financing activities	(3,735)	28,185	(8,332)

Operating activities. Cash provided by operating activities was $10.3 million, $43.6 million and $21.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decline in operating cash flows from 2011 is attributable to the decline in sales and also due to the fact that 2011 operating cash flows included the collection of significant 2010 accounts receivable balances. Additionally, 2012 was the first year that included two interest payments related to our senior secured notes resulting in an outflow of $8.5 million higher in 2012 than in 2011. 2012 operating cash flows also included payments of $4.1 million related to our restructuring and reengineering initiative. 2010 cash flows from operations were partially offset by a payment of $5.2 million for a tax indemnification obligation to the state of Michigan and approximately $4.2 million in non-recurring integration costs related to the VLCY merger.

Investing activities. Cash used in investing activities was $17.9 million, $20.5 million and $14.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Expenditures related to property, equipment, software and pre-publications costs were $18.1 million, $14.1 million and $13.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Other investing cash outflows include the 2011 acquisition of Class.com for $4.4 million (net of cash acquired), the 2011 CVR payment of $2.0 million, and the 2010 CVR payment of $1.1 million. Investing cash inflows include the 2012 sale of warehouse equipment of $0.3 million.

Financing activities. Cash provided by (used in) financing activities was $(3.7) million, $28.2 million and $(8.3) million for the years ended December 31, 2012, 2011 and 2010, respectively. The 2012 financing cash outflows relate to share repurchases of $2.6 million and capital lease principal payments of $1.1 million. Net proceeds received in 2011 from the issuance of the 9.75% senior secured notes was $174.0 million offset by repayment of $152.1 million of existing notes and payments of $8.0 million related to the debt financing costs. Additionally, we made share repurchases at a cost of $4.9 million, received proceeds of $20.0 million for the issuance of common stock for the exercise of subscription rights and made capital lease payments of $0.8 million. The 2010 financing cash outflows consisted of net principal payments for debt, revolving credit facilities and capital leases of $7.2 million and debt financing cost payments of $1.1 million.

Non-GAAP Measures

The net loss as reported on a GAAP basis includes material non-operational and non-cash items. We believe that earnings (loss) from operations before interest, income taxes, and depreciation and amortization, or EBITDA, and Adjusted EBITDA, which further excludes non-operational and non-cash items, provide useful information for investors to assess the results of the ongoing business of the Company.

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

Below is a reconciliation between net loss and Adjusted EBITDA for the years ended December 31, 2012 and 2011.

	2012	2011
Total net revenues	$148,559	$172,258
Non-operational or non-cash costs included in net revenues but excluded from adjusted net revenues:
Adjustments related to purchase accounting (a)	324	1,039
Adjusted net revenues	$148,883	$173,297

Net loss	$(133,783)	$(49,441)
Reconciling items between net loss and EBITDA:
Depreciation and amortization	30,898	35,023
Net interest expense	18,683	18,431
Income tax	272	11

Income from operations before interest expense, income taxes, and depreciation and amortization (EBITDA)	(83,930)	4,024
Non-operational or non-cash costs included in
EBITDA but excluded from Adjusted EBITDA:
Other income	(1,125)	(848)
Re-engineering and restructuring costs (b)	8,370	1,189
Merger and acquisition activities (c)	829	1,088
Stock-based compensation expense (d)	874	1,288
Embezzlement and related expenses (recoveries) (e)	516	(3,096)
Adjustments related to purchase accounting (a)	257	872
Goodwill impairment (f)	66,893	37,618
Intangible asset impairments (g)	27,763	—
Adjustments to CVR liability (h)	915	1,308

Adjusted EBITDA	$21,362	$43,443

a)

Under applicable accounting guidance for business combinations, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value. Net revenues have been reduced by $1.0 million and $0.3 million, respectively, for the years ended December 31, 2011 and 2012 in the historical financial statements due to the write-down of deferred revenue to its estimated fair value as of the merger date. The write-down was determined by estimating the cost to fulfill the related future customer obligations plus a normal profit margin. Partially offsetting this impact, cost of revenues were reduced for other purchase accounting adjustments, primarily a write-down of deferred costs to zero at the acquisition date. During the years ended December 31, 2011 and 2012, the historical cost of revenues was reduced by $0.2 million and $0.1 million, respectively. The adjustment of deferred revenue and deferred costs to fair value is required only at the purchase accounting date; therefore, its impact on net revenues and cost of revenues is non-recurring.

b)

In late 2011, we launched a reengineering and restructuring initiative to align our organizational and cost structure to our strategic goals. The financial goal of these actions is to provide savings to both improve earnings and to fund re-investment in growth areas of the business. During the year ended December 31, 2012, we recorded reengineering and restructuring charges of $8.4 million, including impairment charges of $4.4 million related to our leased facility in Frederick, Colorado and warehouse related assets and previously capitalized amounts that were determined to have no ongoing value. $1.2 million of reengineering and restructuring charges were incurred in 2011.

c)	Costs are related to merger and acquisition activities including due diligence and other non-operational charges such as pension and severance costs for former employees.
d)	Stock-based compensation expense is related to our outstanding options, restricted stock awards and warrants.
e)

During 2008, we discovered certain irregularities relating to the control and use of cash and certain other general ledger items which resulted from a substantial misappropriation of assets over more than a three-year period beginning in 2004 and continuing through April 2008. These irregularities were perpetrated by a former employee, resulting in embezzlement losses, net of recoveries.

f)	For additional information on goodwill impairment charges, see Note 7 to our Consolidated Financial Statements included herein.
g)	For additional information on intangible asset impairment charges, see Note 7 to our Consolidated Financial Statements included herein.
h)

Adjustments to the CVR liability as a result of amendments of the merger agreement and the related escrow agreement, the expiration of the statute of limitations on potential tax liabilities and changes in likelihood of collecting potential tax receivables included in the estimate of the fair value of the CVRs.

Capital Expenditures and Cash Flow Outlook

(Dollars in millions)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Pre-publication costs	$7.7	$5.6	$4.8
Property, equipment and software	10.4	8.5	8.5

Total expenditures for property, equipment, software and pre-publication costs	$18.1	$14.1	$13.3

Capital spending in 2013 will decline relative to 2012 as we have incurred a majority of the development costs related to a number of new product offerings. We will continue to invest in new product development focused primarily on technology-enabled solutions and expect capital expenditures in 2013 to range between $14.0 million and $16.0 million.

Our board of directors authorized a $5 million share repurchase program in 2012 and we completed the purchase of 2,466,596 shares for $2.6 million under the program through December 31, 2012. We may continue to buy back our shares in 2013 under this or other initiatives.

We have resolved a tax matter with the Michigan taxing authority and expect to receive a refund of approximately $12.1 million in the second quarter of 2013. $5.7 million of the Michigan refund will in turn be paid to the holders of the CVRs and approximately $6.4 million will be retained by the Company.

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

The following table summarizes our significant operational and contractual obligations and commercial commitments at December 31, 2012 showing the future periods in which such obligations are expected to be settled in cash:

(in millions)	Total	2013	2014 & 2015	2016 & 2017	After 2017
Senior secured notes as of December 31, 2012	$251.8	$17.1	$34.1	$200.6	$—
Build-to-suit lease obligations as of December 31, 2012	4.4	1.1	2.3	1.0	—
Other capital lease obligations as of December 31, 2012	0.4	0.4	—	—	—
Operating lease obligations as of December 31, 2012	7.8	2.0	2.9	2.2	0.7
Minimum sublease income as of December 31, 2012	1.9	0.9	1.0	—	—
Contingent value rights as of December 31, 2012	7.6	7.6	—	—	—

The contractual obligations detailed above related to our senior secured notes and capital leases include interest payments and unamortized discounts. The table below reconciles these obligations to the amounts disclosed in our consolidated balance sheets.

(in $ millions)	As of December 31, 2012
Total senior secured debt in contractual obligations table	$251.8
Interest included in obligations	(76.8)
Unamortized discount on secured secured debt liability	(0.7)

Long-term debt	$174.3

Total Build-to-Suit in contractual obligations table	$4.4
Total Other Capital Leases in contractual obligations table	0.4
Interest included in obligations	(0.5)

Total capital lease obligations	$4.3

We have letters of credit outstanding as of December 31, 2012 in the amount of $2.9 million to support workers’ compensation insurance coverage, certain of our credit card programs, the build-to-suit lease, and performance bonds for certain contracts. We maintain a $1.1 million certificate of deposit as collateral for the workers’ compensation insurance and credit card program letters of credit and for our Automated Clearinghouse (ACH) programs. We also maintain a $0.9 million money market fund investment as collateral for our travel card program. The certificate of deposit and money market fund investment are recorded in Other assets.

As of December 31, 2012, we have $12.6 million in obligations with respect to our pension plan. For further information, see Note 15 to our Consolidated Financial Statements included herein.

As of December 31, 2012, we have approximately $0.9 million of long-term income tax liabilities that have a high degree of uncertainty regarding the timing of the future cash outflows. We are unable to reasonably estimate the years when settlement will occur with the respective tax authorities.

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

Revenue Recognition.

Voyager Sopris Learning

Revenues for our VSL segment are derived from sales of literacy and math educational solutions to school districts. Sales include printed materials, interactive web-based programs and online educational content, courseware, training and implementation services, school improvement and turnaround services, and professional development. Revenue from the sale of printed materials is recognized when the product is shipped to or received by the customer, depending on the shipping terms of the arrangement. Revenue for interactive web-based programs and online educational content, which may be sold separately or included with printed curriculum materials, courseware and school improvement and turnaround services are recognized ratably over the subscription or contractual period, typically a school year. Professional services such as training, implementation and professional development are recognized over the period services are delivered.

The division of revenue between printed materials, materials and programs accessed online, and ongoing support and services is determined in accordance with the accounting guidance for revenue arrangements with multiple deliverables. Under this guidance, we are required to allocate revenue among the deliverables in an arrangement using the relative selling price method. The guidance requires use of a selling price hierarchy for determining the selling price of each deliverable, which includes (1) vendor-specific objective evidence (“VSOE”), if available, (2) third party evidence (“TPE”), if VSOE is not available, and (3) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis.

We are not able to establish VSOE for each deliverable. Whenever VSOE cannot be established, we review the offerings of competitors to determine whether TPE can be established. TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately. It may be difficult to obtain sufficient information on competitor pricing to substantiate TPE and therefore we may not always be able to use TPE. We also use BESP to determine the selling price of certain deliverables, primarily for certain printed materials which have historically been priced on a bundled basis with related online materials. The determination of BESP considers the anticipated margin on that deliverable, the selling price and profit margin for similar parts or services, and our ongoing pricing strategy and policies. We analyze the selling prices used in the allocation of arrangement consideration at least annually. Selling prices are analyzed on a more frequent basis if a significant change in the business necessitates a more timely analysis or if we experience significant variances in selling prices.

We enter into agreements to license or sell certain publishing rights and content. We recognize the revenue from these agreements when the license amount is fixed and determinable, collection is reasonably assured, and when either the license period, if applicable, has commenced or transfer of content, if applicable, has occurred. Shipments to school book depositories are on consignment and revenue is recognized based on shipments from the depositories to the schools.

Cambium Learning Technologies

Revenues for our CLT segment are derived from technology products and services that serve students and educators. The ExploreLearning and Learning A-Z product lines derive revenue exclusively from sales of online subscriptions to their reading, math and science teaching websites and related training and professional development. The Kurzweil Educational Systems and IntelliTools product lines derive revenue from either an online subscription or from the delivery of software or hardware. Typically, the CLT subscriptions are for a twelve—to twenty-four-month period and the revenue is recognized ratably over the period the online access is available to the customer. Any training or professional development related to an online subscription is recognized over the same period of online access. Software and hardware sales are recognized when shipped or provided to customers. Maintenance and support services for our software can include telephone support, bug fixes, and, for certain products, rights to upgrades and enhancements on a when-and-if available basis. On-line services include access to digital content including literacy tools, cloud storage and the ability to individualize assignments. These services are recognized on a straight-line basis over the period they are provided. In certain instances, telephone support and software repairs are provided for free within the first three months of licensing the software. The cost of providing this service is insignificant, and is accrued at the time of revenue recognition.

Impairment of Goodwill. We review the carrying value of goodwill for impairment at least annually and if a triggering event is determined to have occurred in an interim period. Prior to 2012, our annual analysis was performed as of December 1. For the fiscal year ending December 31, 2012, we changed our method of applying the applicable guidance such that the annual goodwill impairment testing date will be changed from December 1 to October 1. This change did not result in any delay, acceleration or avoidance of impairment. We believe this change will be preferable as it better aligns the impairment test with our close procedures and allows additional time to accurately complete our impairment testing process in order to incorporate the results in our annual financial statements and timely file those statements with the SEC. The change was applied prospectively beginning on October 1, 2012; retrospective application to prior periods was impracticable as we were unable to objectively determine, without the use of hindsight, the assumptions that would have been used in those earlier periods.

In September 2011, new guidance was issued regarding testing goodwill for impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a “qualitative” assessment to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the revised standard in 2012 in conjunction with its annual impairment testing date. For the two-step quantitative impairment test, the fair value of each reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of that unit, goodwill is not impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value of that unit, then a second step must be performed to determine the implied fair value of the reporting entity’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

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

We performed our goodwill impairment reviews in 2012 using four reporting units: Voyager Learning; Sopris Learning; the Learning A-Z and ExploreLearning product lines from the CLT segment; and the Kurzweil and IntelliTools product lines from the CLT segment. In 2011 and 2010, we reported segment results separately for Voyager Learning, a comprehensive intervention business, and Sopris Learning, a supplemental solutions education business. In late 2012, the management teams and infrastructures for these operations were merged into our combined VSL business unit. The historical segment reporting results have been combined for comparative purposes to reflect the current organizational structure. As the annual goodwill impairment testing date was prior to the combination of these segments, Voyager Learning and Sopris Learning were each considered a reporting unit for goodwill testing purposes.

The following table details the goodwill balances at December 31, 2012 by reporting unit:

Goodwill balance as of December 31, 2012
Voyager Learning	$4,718
Sopris Learning	17,300
Learning A-Z/ExploreLearning	19,724
Kurzweil/IntelliTools	5,662

Total	$47,404

When performing the two-step quantitative impairment test for all periods presented, we first determined the fair market value of each reporting unit to be tested using a weighted income and market approach. The income approach was dependent on multiple assumptions and estimates, including future cash flow projections with a terminal value multiple and the discount rate used to determine the expected present value of the estimated future cash flows. Future cash flow projections were based on management’s best estimates of economic and market conditions over the projected period, including industry fundamentals such as the state of educational funding, revenue growth rates, future costs and operating margins, working capital needs, capital and other expenditures, and tax rates. The discount rate applied to the future cash flows was a weighted-average cost of capital and took into consideration market and industry conditions, returns for comparable companies, the rate of return an outside investor would expect to earn, and other relevant factors. The fair values of each reporting unit also took into consideration a market approach, based on historical and projected multiples of certain guideline companies. If the carrying value of the reporting unit exceeds the fair value of that unit for the first step of the impairment test, then a second step was performed to determine the implied fair value of the reporting entity’s goodwill. The second step of the impairment test requires the allocation of the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

2012 Interim Impairment Analysis

During the quarter ended June 30, 2012, significant sustained sales declines in Kurzweil/IntelliTools caused us to re-evaluate the forecasts for this reporting unit. We determined that future sales for Kurzweil/IntelliTools were not expected to achieve previous forecasts. This adverse change in expected future cash flows triggered the need for an interim goodwill impairment analysis for this reporting unit.

The first step of impairment testing as of June 30, 2012 concluded that the carrying value of the Kurzweil/IntelliTools reporting unit exceeded its fair value and the second step of testing was required. As a result of the second step of our interim impairment test, the goodwill balance for the Kurzweil/IntelliTools reporting unit was determined to be partially impaired, and an impairment charge of $14.7 million was recorded as of June 30, 2012. The goodwill impairment charge was primarily the result of lowered forecasts of future sales.

2012 Annual Impairment Analysis

For the 2012 annual impairment analysis, we elected to perform the optional qualitative assessment on the Learning A-Z/ExploreLearning reporting unit. The qualitative assessment did not result in a conclusion that it was more-likely-than-not that goodwill was impaired and, therefore, it was not necessary to perform the two-step goodwill impairment test for the Learning A-Z/ExploreLearning reporting unit. For the Voyager Learning, Sopris Learning and Kurzweil/IntelliTools reporting units, we performed the quantitative two-step impairment test. The first step of the fiscal 2012 impairment test showed that the carrying value of the Voyager Learning reporting unit exceeded its fair value and that the second step of testing was required. The calculated fair values of the Sopris Learning and Kurzweil/IntelliTools reporting units exceeded their carrying values by at least 10%; therefore, no second step of testing was required.

As a result of the second step of our fiscal 2012 impairment test, the goodwill balance for the Voyager Learning reporting unit was determined to be partially impaired, and an impairment charge of $52.2 million was recorded as of October 1, 2012. Order volumes for the Voyager Learning reporting unit declined in 2011 and 2012, and our estimates of future cash flows were impacted by expected continued funding pressure. The decline in supplemental funding sources that school districts use to purchase our products has resulted in significant reductions to curriculum and programs for struggling students. We do not expect federal funding to improve in the near term and, as a result, customer retention and sales growth may be challenging.

Although we have included our best estimates of the impact of these and other factors in our cash flow projections, the projection of future cash flows is inherently uncertain and requires a significant amount of judgment. Actual results that are significantly different than these cash flow projections or a change in the discount rate could significantly affect the fair value estimates used to value our reporting units in step one of the goodwill analysis or the fair values of our other asset and liability balances used in step two of the goodwill analysis, and could result in future goodwill impairments.

Impairment of Long Lived Assets. We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate net book value may not be recoverable from the estimated undiscounted future cash flows. If our review indicates any assets are impaired, the impairment of those assets is measured as the amount by which the carrying amount exceeds the fair value as estimated by discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal. For fiscal year 2012, we recorded total impairment of long-lived asset charges of $33.7 million, including:

•	$27.8 million of acquired intangible assets as a result of adverse business developments in the Voyager Learning reporting unit

•

$4.4 million related to our reengineering and restructuring initiatives, as there was an expected decline in the pattern of usage of the related assets due to our warehouse outsourcing and other process reengineering activities

•	$1.5 million of pre-publication costs related to expenditures capitalized as pre-publication costs in 2012 for a project that was subsequently abandoned

The Voyager Learning reporting unit’s 2012 decline in order volume and impact of expected continued funding pressure on our estimates of future cash flows that resulted in goodwill impairment were also considered triggering events to review the recoverability of the definite-lived intangible assets associated with that unit. After determining that certain intangible assets would not be recovered with future undiscounted cash flows, we calculated an impairment loss for these assets equal to the excess of their carrying values over their fair values using the same date as the annual goodwill impairment analysis, October 1, 2012. Fair values were estimated using discounted cash flow analyses and were dependent on multiple assumptions and estimates, including future cash flow projections, the discount rate used to determine the expected present value of the estimated future cash flows, the percentage of the future revenues and cash flows attributable to each of the intangible assets, asset lives used to generate future cash flows, and royalty charges attributable to trademarks.

The future cash flow projections used in the definite-lived impairment analyses were based on our best estimates of economic and market conditions over the projected period, including industry fundamentals such as the state of educational funding, revenue growth rates, future costs and operating margins, working capital needs, capital and other expenditures, and tax rates. The discount rate applied to the future cash flows was a weighted-average cost of capital and took into consideration market and industry conditions, returns for comparable companies, the rate of return an outside investor would expect to earn, and other relevant factors.

Pre-Publication Costs. We capitalize certain pre-publication costs of our curriculum, including art, prepress, editorial, and other costs incurred in the creation of the master copy of our curriculum products. Pre-publication costs are amortized over the expected life of the education program, generally on an accelerated basis over a period of five years. The amortization methods and periods chosen reflect the expected revenues generated by the education programs. We periodically review the recoverability of the capitalized costs based on expected net realizable value. As noted above, we recorded impairment charges of $1.5 million related to expenditures capitalized as pre-publication costs in 2012 for a project that was subsequently abandoned.

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

Inventory. Inventory is stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or market, and consists of finished goods. We reduce slow-moving or obsolete inventory to net realizable value. Inventory values are maintained at an amount that management considers appropriate based on factors such as the inventory aging, historical usage of the product, future sales forecasts, and product development plans. These factors involve management’s judgment and changes in estimates could result in increases or decreases to the inventory values. The impact of a one percentage point change in the amount of inventory considered to be excess or obsolete would have resulted in an increase or decrease in cost of revenues of approximately $0.3 million for the year ended December 31, 2012. Inventory values are reviewed on a periodic basis.

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

The fair value of the liability for the CVRs is determined using a probability weighted cash flow analysis which takes into consideration the likelihood, amount and timing of cash flows of each element of the pool of assets and liabilities included in the CVR. The determination of fair value of the CVRs involves significant assumptions and estimates, which are reviewed at each quarterly reporting date. As of December 31, 2012, a fair value of $7.6 million has been recorded as a liability for the remaining CVR payments, which is equal to the maximum cash payout at this date. Restricted assets in an escrow account for the benefit of the CVRs were $3.0 million at December 31, 2012. See Note 13 to our Consolidated Financial Statements for further information on the fair value of the CVRs and related escrow trust.

The first and second CVR payment dates were in September 2010 and June 2011, with $1.1 million and $2.0 million, respectively, distributed to the escrow agent at those times for distribution to holders of the CVRs. The remaining potential amounts to be distributed under the CVR include funds related to a potential tax indemnity obligation and refunds related to the Michigan tax payment. We do not expect any significant future changes in the estimate of the CVRs and expect to make the final distribution no later than October 2013. See Note 19 for further information on the Michigan tax matter.

Other Contingencies. Other contingencies are recorded when it is probable that a liability exists and the value can be reasonably estimated.

We had a potential contingent liability related to state income taxes and related interest that had been assessed against a former subsidiary. On August 27, 2010, the former subsidiary received a decision and order of determination from the Michigan taxing authority. According to the determination of the Michigan taxing authority, the former subsidiary was liable to the State of Michigan for unpaid taxes and interest in the amount of approximately $10.4 million. In order to expedite resolution of this matter and access the Michigan Court of Claims, we paid this liability to the state of Michigan on behalf of the former subsidiary on September 7, 2010 and filed an action in the Michigan Court of Claims to pursue a refund of the assessment. On November 16, 2011, the Court of Claims in Michigan ruled in favor of our motion for summary judgment. The Michigan state taxing authority then appealed the decision of the Court of Claims to the Michigan Court of Appeals. On January 16, 2013, the Michigan Court of Appeals affirmed the verdict of the Court of Claims. As the Michigan state taxing authority declined to appeal the case to the Supreme Court in Michigan, we expect to receive the refund, plus statutory interest, in the second quarter of 2013. As such, the tax receivable of $11.5 million as of December 31, 2012 equal to the expected refund plus statutory interest is now classified as a current asset and is recorded in Tax receivables on the Consolidated Balance Sheets. The tax receivable balance as of December 31, 2011 of $11.0 million is recorded in Other assets on the Consolidated Balance Sheets.

This liability was identified as an agreed contingency for purposes of the CVRs issued as part of a 2009 merger. In accordance with the terms of the merger agreement, dated June 20, 2009, fifty percent (50%) of any amount that is paid or due and payable with respect to each agreed contingency would offset payments due under the CVRs from an amount held for such payments by Wells Fargo Bank, N.A., as escrow agent, in an escrow account. Upon payment of the approximately $10.4 million, we requested a disbursement to the Company from the escrow account in an amount equal to fifty percent (50%) of the payment, or approximately $5.2 million. This cash disbursement was received by the Company during the third quarter of 2010. On September 20, 2010, we amended the merger agreement and the escrow agreement to extend the term of the escrow agreement until the later of the full distribution of the escrow funds or the final resolution of the agreed contingency. The final resolution of the tax litigation or potential settlement will result in a total refund from the taxing authority to us of approximately $11.5 million as of December 31, 2012, and 50% of any such refund would in turn be payable to the holders of the CVRs. As of December 31, 2012, we have recorded half of the expected refund, approximately $5.7 million, as a component of the CVR liability related to this agreed upon contingency.

The Court of Appeals in Michigan also ruled our favor on two other tax matters that will result in a refund of $0.6 million, plus statutory interest. These tax refunds will be retained by the Company and are not subject to payment to the holders of the CVRs. Other Income (Expense) in the Consolidated Statements of Operations for the year ended December 31, 2012 includes a gain of $0.7 million related to these expected refunds, which are also included in Tax receivables in the Consolidated Balance Sheets as of December 31, 2012.

Recently Issued Financial Accounting Standards

Information regarding recently issued accounting standards is included in Note 2 to the Consolidated Financial Statements, which is included in Item 8 of this Annual Report on Form 10-K.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As described in Note 14 to our Consolidated Financial Statements, in February 2011, we closed an offering of $175 million aggregate principal amount of Notes (fixed rate) due 2017 and entered into a new $40 million asset-backed revolving credit facility. We used a portion of the net proceeds from the offering to repay in full outstanding indebtedness under the secured credit facility and senior unsecured notes that existed as of December 31, 2010. We have no amounts outstanding under the revolving credit facility, which is our only variable interest debt. Therefore, as of December 31, 2012 we have no material interest rate risk.

Foreign Currency Risk

We do not have material exposure to changes in foreign currency rates. As of December 31, 2012, we do not have any outstanding foreign currency forwards or option contracts.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cambium Learning Group, Inc.

We have audited the accompanying consolidated balance sheets of Cambium Learning Group, Inc. and subsidiaries (the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2013 expressed an unqualified opinion.

/s/ Whitley Penn LLP

Dallas, Texas

March 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cambium Learning Group, Inc.

We have audited Cambium Learning Group, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows of the Company, and our report dated March 8, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ Whitley Penn LLP

Dallas, Texas

March 8, 2013

Cambium Learning Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
(In thousands, except per share data)	2012	2011	2010
Net revenues:
Product revenues	$129,747	$151,846	$160,778
Service revenues	18,812	20,412	20,482

Total net revenues	148,559	172,258	181,260
Cost of revenues:
Cost of product revenues	32,628	34,002	41,583
Cost of service revenues	18,335	19,163	18,308
Amortization expense	24,716	27,799	28,511

Total cost of revenues	75,679	80,964	88,402
Research and development expense	10,907	9,933	10,558
Sales and marketing expense	46,367	45,747	45,987
General and administrative expense	21,427	23,456	23,857
Shipping and handling costs	2,834	2,259	3,570
Depreciation and amortization expense	6,182	7,224	9,154
Goodwill impairment	66,893	37,618	—
Embezzlement and related expense (recoveries)	516	(3,096)	(353)
Impairment of long-lived assets	33,707	—	—

Total costs and expenses	264,512	204,105	181,175
Income (loss) before interest, other income (expense) and income taxes	(115,953)	(31,847)	85
Net interest income (expense):
Interest income	433	738	19
Interest expense	(19,116)	(19,169)	(17,311)

Net interest income (expense)	(18,683)	(18,431)	(17,292)
Other income (expense), net	1,125	848	674

Loss before income taxes	(133,511)	(49,430)	(16,533)
Income tax benefit (expense)	(272)	(11)	583

Net loss	$(133,783)	$(49,441)	$(15,950)

Other comprehensive income (loss):
Net pension loss	$(979)	$(930)	$(908)
Amortization of net pension loss	35	—	—
Realized gain (loss) on available for sale securities	(1)	—	—

Comprehensive loss	$(134,728)	$(50,371)	$(16,858)

Net loss per common share:
Basic net loss per common share	$(2.71)	$(1.07)	$(0.36)
Diluted net loss per common share	$(2.71)	$(1.07)	$(0.36)
Average number of common shares and equivalents outstanding:
Basic	49,395	46,142	44,322
Diluted	49,395	46,142	44,322

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
(In thousands, except per share data)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$51,904	$63,191
Accounts receivable, net	17,813	13,485
Inventory	16,620	21,561
Tax receivables	12,234	—
Restricted assets, current	4,387	1,393
Assets held for sale	380	2,727
Other current assets	5,892	7,564

Total current assets	109,230	109,921
Property, equipment and software at cost	35,535	42,878
Accumulated depreciation and amortization	(14,514)	(12,968)

Property, equipment and software, net	21,021	29,910

Goodwill	47,404	114,297
Acquired curriculum and technology intangibles, net	9,320	26,996
Acquired publishing rights, net	7,602	26,861
Other intangible assets, net	7,836	18,111
Pre-publication costs, net	11,660	10,034
Restricted assets, less current portion	6,754	11,082
Other assets	9,632	22,468

Total assets	$230,459	$369,680

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Capital lease obligations, current	$1,290	$826
Accounts payable	3,007	3,024
Contingent value rights, current	7,599	—
Accrued expenses	20,530	21,203
Deferred revenue, current	45,974	38,984

Total current liabilities	78,400	64,037

Long-term liabilities:
Long-term debt	174,328	174,165
Capital lease obligations, less current portion	3,014	12,294
Deferred revenue, less current portion	5,631	4,304
Contingent value rights, less current portion	—	6,684
Other liabilities	15,131	18,126

Total long-term liabilities	198,104	215,573

Commitments and contingencies (See Note 19)
Stockholders’ equity (deficit):
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at December 31, 2012 and 2011)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 51,207 and 51,162 shares issued, and 47,097 and 49,518 shares outstanding at December 31, 2012 and 2011, respectively)	51	51
Capital surplus	282,450	281,240
Accumulated deficit	(318,442)	(184,659)
Treasury stock at cost (4,110 and 1,644 shares at December 31, 2012 and December 31, 2011, respectively)	(7,528)	(4,931)
Other comprehensive income (loss):
Pension and postretirement plans	(2,576)	(1,632)
Net unrealized gain on securities	—	1

Accumulated other comprehensive income (loss)	(2,576)	(1,631)

Total stockholders’ equity (deficit)	(46,045)	90,070

Total liabilities and stockholders’ equity (deficit)	$230,459	$369,680

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)	For the Years Ended December 31,
	2012	2011	2010
Operating activities:
Net loss	$(133,783)	$(49,441)	$(15,950)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	30,898	35,023	37,665
Goodwill impairment	66,893	37,618	—
Loss (gain) from recovery of property held for sale	958	(2,727)	—
Non-cash paid-in-kind interest	—	—	2,124
Amortization of note discount and deferred financing costs	1,747	1,518	—
Gain on derivative instruments	—	—	(992)
Change in fair value of contingent value rights obligation	915	1,308	(1,124)
Loss on disposal of assets	71	—	89
Stock-based compensation and expense	874	1,288	1,085
Proceeds from sale of recovered properties	1,389	—	—
Impairment of long-lived assets	33,707	—	—
Deferred income taxes	(156)	(534)	(1,063)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,328)	18,142	(12,500)
Inventory	4,941	454	(2,203)
Other current assets	(13,254)	(717)	2,073
Other assets	11,252	(374)	(12,970)
Restricted assets	1,334	3,230	8,980
Accounts payable	(17)	(3,441)	4,157
Accrued expenses	(673)	(1,727)	(40)
Deferred revenue	8,317	5,291	13,375
Other long-term liabilities	(756)	(1,271)	(1,447)

Net cash provided by operating activities	10,329	43,640	21,259

Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(6,412)	(1,106)
Proceeds from sale of property, equipment, software and pre-publication costs	264	—	—
Expenditures for property, equipment, software and pre-publication costs	(18,145)	(14,053)	(13,335)

Net cash used in investing activities	(17,881)	(20,465)	(14,441)

Financing activities:
Proceeds from debt	—	174,024	—
Repayment of debt	—	(152,130)	(1,761)
Deferred financing costs	—	(7,984)	(1,098)
Principal payments under capital lease obligations	(1,138)	(794)	(443)
Borrowings under revolving credit agreement	—	—	19,000
Payment of revolving credit facility	—	—	(24,000)
Proceeds from capital contributions	—	—	(30)
Share repurchases	(2,597)	(4,931)	—
Proceeds from issuance of common stock for subscription rights	—	20,000	—

Net cash provided by (used in) financing activities	(3,735)	28,185	(8,332)

Increase (decrease) in cash and cash equivalents	(11,287)	51,360	(1,514)
Cash and cash equivalents, beginning of year	63,191	11,831	13,345

Cash and cash equivalents, end of year	$51,904	$63,191	$11,831

Supplemental disclosure of cash flow information:
Net income taxes paid	$459	$60	$15
Interest paid	17,431	12,453	15,228
Supplemental disclosure of noncash investing and financing activities:
Assets recovered—property held for sale	—	2,727	—
Acquisition of software through capital leases	—	1,219	—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock
(Dollars and shares in thousands)	Shares Outstanding	Par Value
Balance at December 31, 2009	43,859	$44	$258,789	$—	$207	$(119,268)	$139,772
Issuance of restricted stock	10	—	25	—	—	—	25
Stock-based compensation and expense	—	—	1,103	—	—	—	1,103
Distribution of former members’ interest	—	—	(30)	—	—	—	(30)
Comprehensive income (loss):
Net loss	—	—	—	—	—	(15,950)	(15,950)
Pension plan	—	—	—	—	(908)	—	(908)

Total comprehensive income (loss)							(16,858)

Balance at December 31, 2010	43,869	44	259,887	—	(701)	(135,218)	124,012
Issuance of restricted stock	47	—	134	—	—	—	134
Stock-based compensation and expense	—	—	1,226	—	—	—	1,226
Stock repurchases	(1,644)	—	—	(4,931)	—	—	(4,931)
Exercise of subscription rights	7,246	7	19,993	—	—	—	20,000
Comprehensive income (loss):
Net loss	—	—	—	—	—	(49,441)	(49,441)
Pension plan	—	—	—	—	(930)	—	(930)

Total comprehensive income (loss)							(50,371)

Balance at December 31, 2011	49,518	51	281,240	(4,931)	(1,631)	(184,659)	90,070
Issuance of restricted stock	46	—	160	—	—	—	160
Stock-based compensation and expense	—	—	1,050	—	—	—	1,050
Stock repurchases	(2,467)	—	—	(2,597)	—	—	(2,597)
Comprehensive income (loss):
Net loss	—	—	—	—	—	(133,783)	(133,783)
Pension plan	—	—	—	—	(944)	—	(944)
Unrealized loss on securities					(1)		(1)

Total comprehensive income (loss)							(134,728)

Balance at December 31, 2012	47,097	$51	$282,450	$(7,528)	$(2,576)	$(318,442)	$(46,045)

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

Nature of Operations and Segments. The Company operates in two business segments with separate management teams and infrastructures: Voyager Sopris Learning (“VSL”) and Cambium Learning Technologies (“CLT”).

VSL provides educators with results-based products, services and learning solutions that improve school and student performance in literacy and math. VSL partners with Pre-K through 12th Grade school districts to help them implement its wide range of educational offerings, including curriculum products, assessment, personalized professional development, and school improvement/turnaround services to advance student achievement and accelerate struggling students to grade-level proficiency. VSL also provides teachers with practical, affordable and research-based programs that promote safe and achieving learning environments. In addition to the Voyager and Sopris brands, VSL also includes Class.com, Lincoln National Academy and Voyager Education Services.

CLT creates software and hardware products that serve students from Pre-K through adult and enable the educators who help them learn. While educational change centers on people, the Company believes technology has a unique ability to expand instructional capability. With a goal to provide technology products and services that represent the most current thinking in product design and pedagogy, CLT provides educational solutions that enable all students to thrive. CLT products are offered under four different industry leading brands: Learning A-Z, ExploreLearning, Kurzweil Educational Systems and IntelliTools.

In 2011 and 2010, the Company reported segment results for Voyager Learning, a comprehensive intervention business, and Sopris Learning, a supplemental solutions education business. In late 2012, the management teams and infrastructures for these operations were merged into a combined VSL business unit. The Company’s historical segment reporting results have been combined for comparative purposes to reflect the current organizational structure.

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

Revenue Recognition.

Voyager Sopris Learning

Revenues for the Company’s VSL segment are derived from sales of literacy and math educational solutions to school districts. Sales include printed materials, interactive web-based programs and online educational content, courseware, training and implementation services, school improvement and turnaround services, and professional development. Revenue from the sale of printed materials is recognized when the product is shipped to or received by the customer, depending on the shipping terms of the arrangement. Revenue for interactive web-based programs and online educational content, which may be sold separately or included with printed curriculum materials, courseware and school improvement and turnaround services are recognized ratably over the subscription or contractual period, typically a school year. Professional services such as training, implementation and professional development are recognized over the period services are delivered.

Printed materials, materials and programs accessed online, and ongoing support and services generally qualify as separate units of accounting and the division of revenue among these units is determined in accordance with the accounting guidance for revenue arrangements with multiple deliverables. Under this guidance, the Company is required to allocate revenue among the deliverables in an arrangement using the relative selling price method. The guidance requires use of a selling price hierarchy for determining the selling price of each deliverable, which includes (1) vendor-specific objective evidence (“VSOE”), if available, (2) third party evidence (“TPE”), if VSOE is not available, and (3) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis.

The Company is not able to establish VSOE for each deliverable. Whenever VSOE cannot be established, the Company reviews the offerings of competitors to determine whether TPE can be established. TPE is determined based on the prices charged by the Company’s competitors for a similar deliverable when sold separately. It may be difficult to obtain sufficient information on competitor pricing to substantiate TPE and therefore the Company may not always be able to use TPE. The Company also uses BESP to determine the selling price of certain deliverables, primarily for certain printed materials which have historically been priced on a bundled basis with related online materials. The determination of BESP considers the anticipated margin on that deliverable, the selling price and profit margin for similar parts or services, and the Company’s ongoing pricing strategy and policies. The Company analyzes the selling prices used in the allocation of arrangement consideration at least annually. Selling prices are analyzed on a more frequent basis if a significant change in the business necessitates a more timely analysis or if the Company experiences significant variances in selling prices. The Company enters into agreements to license or sell certain publishing rights and content. The Company recognizes the revenue from these agreements when the license amount is fixed and determinable, collection is reasonably assured, and when either the license period, if applicable, has commenced or transfer of content, if applicable, has occurred. Shipments to school book depositories are on consignment and revenue is recognized based on shipments from the depositories to the schools.

Cambium Learning Technologies

Revenues for the Company’s CLT segment are derived from technology products and services that serve students and educators. The ExploreLearning and Learning A-Z product lines derive revenue exclusively from sales of online subscriptions to their reading, math and science teaching websites and related training and professional development. The Kurzweil and Intellitools product lines derive revenue from either an online subscription or from the delivery of software or hardware. Typically, the CLT subscriptions are for a twelve—to twenty-four-month period and the revenue is recognized ratably over the period the online access is available to the customer. Any training or professional development related to an online subscription is recognized over the same period of online access. Software and hardware sales are recognized when shipped or provided to customers. Maintenance and support services for the Company’s software can include telephone support, bug fixes, and, for certain products, rights to upgrades and enhancements on a when-and-if available basis. On-line services include access to digital content including literacy tools, cloud storage and the ability to individualize assignments. These services are recognized on a straight-line basis over the period they are provided. In certain instances, telephone support and software repairs are provided for free within the first three months of licensing the software. The cost of providing this service is insignificant, and is accrued at the time of revenue recognition.

Accounts Receivable. Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.4 million, 0.9 million, and $0.6 million at yearend 2012, 2011, and 2010, respectively. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of returns as well as other factors that in the Company’s judgment could reasonably be expected to cause sales returns to differ from historical experience. A reconciliation of the accounts receivable reserve is shown in the table below for the periods indicated:

(in thousands)	2012	2011	2010
Beginning accounts receivable reserve	$925	$557	$316
Charged to costs and expenses	48	6	62
Charged to other accounts (1)	(514)	411	218
Recoveries	—	—	2
Write-offs	(28)	(49)	(41)

Ending accounts receivable reserve	$431	$925	$557

(1)	Changes in sales return reserve

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

	For the Years Ended December 31,
(in thousands)	2012	2011	2010
Basic	49,395	46,142	44,322
Dilutive effect of awards	—	—	—

Diluted	49,395	46,142	44,322

Antidilutive securities:
Options	3,758	4,068	3,757
Warrants	282	151	105
Restricted stock	49	49	—
Subscription rights	—	—	6,509

The increase in the weighted-average shares outstanding for the year ended December 31, 2012 is primarily due to the fact that the 7.2 million shares issued in 2011 for the exercise of the subscription right by VSS-Cambium Holdings III, LLC were outstanding for all of 2012 compared to only a portion of 2011. This increase was slightly offset by continued stock repurchases made by the Company. The weighted-average shares outstanding for the year ended December 31, 2011 include the August 2011 exercise of the subscription right by VSS-Cambium Holdings III, LLC for 7.2 million shares and a stock repurchase of 1.6 million shares. See Note 16 and Note 17 for further information on these transactions.

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

Restricted Assets. Restricted assets consist of funds placed in a rabbi trust pursuant to the merger agreement for the purpose of funding certain obligations acquired in the VLCY merger, mostly deferred compensation, pension, and employee related obligations, and an escrow of funds subject to the Contingent Value Rights (“CVR”) described in Note 13.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the assets’ estimated useful lives using the straight-line method. Estimated lives are as follows.

Estimated Useful Life
Land improvements	19 years
Machinery and equipment	5 – 15 years
Furniture and fixtures	8 years
Computer equipment and software	3 – 5 years
Leasehold improvements	Lesser of useful life or lease term

Expenditures for maintenance and repairs, as well as minor renewals, are charged to operations as incurred, while improvements and major renewals are capitalized.

Purchased and Developed Software. Purchased and developed software includes the costs to purchase third party software and to develop internal-use software, which includes software as a service offered to customers with an online subscription. The Company follows applicable guidance for the costs of computer software developed or obtained for internal use for capitalizing software projects. Software costs are amortized over the expected economic life of the product, generally three to five years. At December 31, 2012 and 2011, unamortized capitalized software was $14.8 million and $12.1 million, respectively, which included amounts of software under development of $3.5 million and 3.2 million, respectively.

Acquired Curriculum and Technology. Acquired curriculum and technology represents curriculum and developed technology acquired in the acquisitions of Class.com in 2011, VLCY in 2009, certain assets of Tobii Assistive Technology, Inc. in 2008 and Cambium Learning in 2007 and is the initial purchase accounting value placed on the past development and refinement of the core methodologies, processes, measurement techniques, and technologies by which the Company structures curriculum. Acquired curriculum and technology is being amortized using an accelerated method over six to seven years, as it has an economic benefit declining over the estimated useful life. The Company periodically reviews the recoverability of the acquired curriculum and technology based on expected net realizable value, and generally retires the assets once fully depreciated. Acquired curriculum and technology is presented net of accumulated amortization of $12.7 million and $26.1 million as of yearend 2012 and 2011, respectively.

See Note 7 herein for further discussion of the Company’s review of its acquired curriculum and technology assets and the related impairment charge recognized in the year ended December 31, 2012.

Acquired Publishing Rights. A publishing right allows the Company to publish and republish existing and future works, as well as transform, adapt, or create new works based on previously published materials. The Company determines the fair market value of the publishing rights arising from business combinations by discounting the after-tax cash flows projected to be derived from the publishing rights and titles to their net present value using a rate of return that accounts for the time value of money and the appropriate degree of risk. The useful life of the publishing rights is based on the lives of the various titles involved, which is generally ten years. The Company calculates amortization using either the straight-line method or the percentage of the projected discounted cash flows derived from the titles in the current year as a percentage of the total estimated discounted cash flows over the remaining useful life. The Company periodically reviews the recoverability of the publishing rights based on expected net realizable value, and generally retires the assets once fully depreciated. Acquired publishing rights are presented net of accumulated amortization of $18.6 million and $63.4 million as of yearend 2012 and 2011, respectively.

See Note 7 herein for further discussion of the Company’s review of its acquired publishing rights and the related impairment charge recognized in the year ended December 31, 2012.

Pre-Publication Costs. The Company capitalizes certain pre-publication costs of its curriculum including art, prepress, editorial, and other costs incurred in the creation of the master copy of its curriculum products. Pre-publication costs are amortized over the expected life of the education program, generally on an accelerated basis over a period of five years. The amortization methods and periods chosen reflect the expected sales generated by the education programs. The Company periodically reviews the recoverability of the capitalized costs based on expected net realizable value, and generally retires the assets once fully depreciated. Pre-publication costs are presented net of accumulated amortization of $13.2 million and $8.8 million as of yearend 2012 and 2011, respectively. During 2012, the Company recorded impairment charges of $1.5 million related to expenditures capitalized as pre-publication costs in 2012 for a project that was subsequently abandoned.

Goodwill and Other Intangible Assets. Goodwill and other intangible assets are related to the acquisitions of Class.com in 2011, VLCY in 2009, certain assets of Tobii Assistive Technology, Inc. in 2008 and Cambium Learning in 2007. Other intangible assets include tradenames/trademarks, reseller networks, customer relationships/lists, and conference attendee relationships, which are being amortized on a straight-line basis over estimated lives ranging from six to sixteen years. Other intangible assets are presented net of accumulated amortization of $17.8 million and $31.8 million as of yearend 2012 and 2011, respectively.

See Note 7 herein for further discussion of the Company’s review of goodwill and other intangible assets and the related impairment charges recognized in the years ended December 31, 2012 and 2011.

Depreciation and Amortization. Depreciation and amortization for the years ended December 31, 2012, 2011, and 2010 was broken out as follows:

	For the Years Ended December 31,
(in thousands)	2012	2011	2010
Acquired publishing rights	$7,952	$11,846	$13,605
Acquired curriculum and technology	8,315	10,179	11,632
Pre-publication costs	4,466	3,449	2,450
Internally developed software related to product	3,983	2,325	824

Total amortization included in cost of revenues	24,716	27,799	28,511
Tradenames and trademarks	1,154	1,431	1,467
Other intangible assets	2,026	2,869	4,534
Property, equipment and software	3,002	2,924	3,153

Total depreciation and amortization included in operating expenses	6,182	7,224	9,154

Total depreciation and amortization	$30,898	$35,023	$37,665

Impairment of Long Lived Assets. The Company reviews the carrying value of definite-lived long lived assets for impairment whenever events or changes in circumstances indicate net book value may not be recoverable from the estimated undiscounted future cash flows. If the review indicates any assets are impaired, the impairment of those assets is measured as the amount by which the carrying amount exceeds the fair value as estimated by either quoted market prices or discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal. The determination whether the Company’s definite-lived intangible assets are impaired involves significant assumptions and estimates, including projections of future cash flows, the percentage of future revenues and cash flows attributable to the intangible assets, asset lives used to generate future cash flows, and royalty relief savings attributable to trademarks. The impairments recognized in 2012 are discussed in Notes 7 and 13 to the consolidated financial statements. For the years ended December 31, 2011 and 2010, no impairment was indicated.

Deferred Costs. Certain up-front costs associated with completing the sale of the Company’s products are deferred and recognized as the related revenue is recognized.

Advertising Costs. The Company may ship products to prospective customers as samples. Samples costs are expensed to sales and marketing expense upon shipment and totaled $1.5 million, $2.3 million, and $3.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. Other costs of advertising, which include advertising, print, and photography expenses, are expensed as incurred and totaled $2.0 million, $1.5 million, and $1.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. The Company recognizes catalog expense when the catalog is mailed to potential customers.

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

Stock-Based Compensation. The Company accounts for its stock-based compensation in accordance with applicable accounting guidance for share-based payments. This guidance requires all share-based payments to be recognized in the Consolidated Statements of Operations based on their fair values. Compensation costs for awards with graded vesting are recognized on a straight-line basis over the anticipated vesting period.

Recently Issued Financial Accounting Standards.

In September 2011, new guidance was issued regarding testing goodwill for impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a “qualitative” assessment to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the revised standard in 2012. The Company does not believe that the disclosure requirements of this standard will have a material effect on the Company’s results of operations or financial position.

In February 2013, new guidance was issued which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company does not believe that the disclosure requirements of this standard will have a material effect on the Company’s results of operations or financial position.

Note 3 — Embezzlement

On April 26, 2008, the Company began an internal investigation that revealed irregularities over the control and use of cash and certain other general ledger accounts of the Company, revealing a misappropriation of assets, or embezzlement. These irregularities were perpetrated by a former employee over more than a three-year period beginning in 2004 and continuing through April 2008 with total embezzlement losses of approximately $14.0 million. Charges included in the consolidated statements of operations after April 2008 represent expenses incurred by the Company to recover property purchased by the former employee using the embezzled funds, net of any recoveries.

Net expenses (recoveries) included cash or properties and totaled $1.0 million, ($3.9) million, and ($0.5) million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase (decrease) in related warrant expense was ($0.5) million, $0.8 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The number of shares of common stock issuable under a warrant held by VSS-Cambium Holdings III, LLC is increased based on the cash recoveries, net of related expenses, that the Company receives or received on and after June 1, 2009. The number of warrants to be issued will equal 0.45 multiplied by the quotient of the net cash recovery divided by $6.50. Therefore, embezzlement and related expense (recoveries) also includes expense related to actual or estimated issuance of common stock under this warrant. The number of shares of common stock issuable under the warrant was increased by 130,490 shares, 46,586 shares and 33,303 shares during the years ended December 31, 2012, 2011 and 2010, respectively, based on net cash recoveries during the periods.

While shares under the warrant are only issuable upon cash recoveries, the Company will be required to issue additional shares under the warrant when the recovered properties are sold. As such, the Company has recorded estimated liabilities for these issuances of $0.1 million and $0.7 million as of December 31, 2012 and 2011, respectively, in Accrued expenses in the consolidated balance sheets. The related properties are recorded in

Assets held for sale in the consolidated balance sheets and totaled $0.4 million and $2.7 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012, only one property remains in Assets held for sale.

See Note 17 to the consolidated financial statements for further information on the warrant.

Note 4 — Acquisitions

Acquisition of Class.com

On October 6, 2011, the Company completed the acquisition of certain assets of Class.com, which provides high-quality, research proven, online instruction, supplemental education, and intervention programs through its fully accredited high school, Lincoln National Academy (“LNA”). LNA programs serve at-risk and general education students. LNA/Class.com partner with public schools throughout the country to provide programs that schools need to serve the wide range of student needs. LNA/Class.com is positioned as a leading provider of mastery-based student-directed learning as well as a master teacher through a blended model in a virtual world. The Company believes the acquisition will be beneficial as it will increase its product offerings in the high school market and its portfolio of student and teacher-directed mastery-based products.

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

Supplemental Pro Forma Information

After the October 6, 2011 acquisition date, the Class.com acquisition contributed $0.2 million of net revenues and a pretax loss of $0.3 million to the 2011 results of the Company’s VSL segment. The following unaudited supplemental pro forma information presents the results of operations as if the Class.com acquisition occurred at the beginning of the reporting period:

	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands)
	(unaudited)
Net revenues	$175,978	$183,552
Loss before income taxes	(49,492)	(18,298)
Net loss	(49,503)	(17,653)
Net loss per share—basic and diluted	$(1.07)	$(0.40)

The supplemental pro forma information has been adjusted to include:

•	the pro forma impact of the amortization of intangible assets and the reduction in deferred revenue based on the purchase price allocation and

•	the pro forma tax effect of the merger, which was adjusted to remain consistent with the tax rate of the Company.

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

Note 5 — Income Taxes

Losses before income taxes for the years ended December 31, 2012, 2011, and 2010 were all attributable to the United States.

Income tax expense (benefit) attributable to income included the following:

	Years Ended December 31,
(in thousands)	2012	2011	2010
Current income tax expense (benefit):
United States federal	$2	$52	$1
State and local	376	537	888

Current income tax expense	378	589	889
Deferred income tax expense (benefit):
United States federal	49	49	—
State and local	(155)	(627)	(1,472)

Deferred income tax benefit	(106)	(578)	(1,472)
Income tax expense (benefit)	$272	$11	$(583)

Reconciliation of income tax expense (benefit) and the domestic federal statutory income tax benefit is as follows:

	Years Ended December 31,
(in thousands)	2012	2011	2010
Statutory federal income tax benefit	$(46,729)	$(17,300)	$(5,787)
Increase (reduction) from:
State taxes (net of federal benefit)	221	(90)	(584)
Goodwill impairment	23,413	13,166	—
Change in valuation allowance	24,269	4,534	6,436
Other	(902)	(299)	(648)

Income tax expense (benefit)	$272	$11	$(583)

Deferred income taxes are primarily provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of each type of temporary difference and carryforward that give rise to a significant portion of deferred tax assets (liabilities) at the end of fiscal 2012 and 2011 were as follows:

(in thousands)	2012	2011
Deferred tax assets are attributable to:
Net operating loss carryforwards	$23,910	$16,923
Tax credit carryforwards	7,622	7,674
Reserves	4,897	4,928
Inventory	6,210	5,715
Deferred financing costs	1,036	482
Fixed assets	1,303	994
Deferred revenue	1,987	409
Other	1,555	2,027

Total gross deferred tax assets	48,520	39,152
Valuation allowance	(47,076)	(22,807)

Net deferred tax assets	1,444	16,345
Deferred tax liabilities attributable to intangibles	(1,580)	(16,637)

Net deferred tax liability	$(136)	$(292)

The deferred tax asset (liability) is classified as follows:

(in thousands)	2012	2011
Short-term deferred tax asset	$137	$2,829
Long-term deferred tax liability	(273)	(3,121)

Net deferred tax asset (liability)	$(136)	$(292)

The net increase in the valuation allowance in 2012 and 2011 was $24.3 million and $4.2 million, respectively. The valuation allowance increased primarily because it offset the increase in the deferred tax asset derived from pre-tax losses. As of December 31, 2012, there is no amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill.

At December 31, 2012, the amounts and expiration dates of loss and tax credit carryforwards were as follows:

(in thousands)	Amount as of December 31, 2012	Expire or start expiring at the end of:
U.S. net operating loss (1)	$65,451	2029
State net operating loss carryforward (net):
State tax net operating losses	2,371	2013 - 2029
Tax credits:
Minimum tax credit	7,444	Carry forward indefinitely
Other tax credits	178	2014 - 2021

Total tax credits	$7,622

(1)	$27.8 million of the U.S net operating loss (NOL) above is related to the VLCY acquisition. The utilization of this NOL is subject to an annual limitation of $7.1 million.

Income taxes paid, net of tax refunds, were $0.5 million, $60 thousand, and $15 thousand for fiscal years 2012, 2011 and 2010, respectively. Zero, $1.1 million, and $0.1 million of the income taxes received during 2012, 2011 and 2010, respectively, were deposited into escrow pursuant to the CVR obligation in connection with the merger agreement and were subsequently distributed to the holders of the CVRs.

Uncertain Tax Positions

The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in the financial statements. For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in the financial statements is recorded on the Consolidated Balance Sheets as an unrecognized tax benefit (“UTB”). The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities. A reconciliation of the change in the UTB balance from January 1, 2012 to December 31, 2012, and January 1, 2011 to December 31, 2011, is as follows:

(in thousands)	2012	2011
Balance at the beginning of the year	$7,141	$7,198
Decreases for expiration of the statute of limitations	—	(35)
Decreases relating to settlements	—	(22)

Balance at the end of the year	$7,141	$7,141

Included in the balance of unrecognized tax benefits at December 31, 2012 are approximately $0.9 million of tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining uncertain tax positions would not affect the effective tax rate, but would instead increase or would have increased available tax attributes. However, the recognition of the tax attribute would be offset by an increase in the deferred tax asset valuation allowance resulting in no net impact in the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company recognized no penalties and immaterial amounts for interest (gross) during 2012 and, as of December 31, 2012, has a liability for interest (gross) of approximately $0.1 million.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. All U.S. tax years prior to 2008 related to the VLCY acquired entities have been audited by the Internal Revenue Service. Cambium and its subsidiaries have been examined by the Internal Revenue Service through the end of 2006. The Company has been audited by the various state tax authorities through 2007.

Note 6 — Property, Equipment and Software

Balances of major classes of assets and accumulated depreciation and amortization consist of the following:

	Year Ended December 31,
	2012	2011
Software	$24,395	$18,356
Machinery, computers and equipment	5,352	8,242
Sublease asset	2,814	—
Leasehold improvements	1,560	1,664
Furniture and fixtures	1,414	1,256
Land and building	—	13,360

Total	35,535	42,878
Less accumulated depreciation and amortization	14,514	12,968

Property, equipment and software, net	$21,021	$29,910

Note 7 — Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and December 31, 2011 are as follows:

(in thousands)	Voyager Sopris Learning	Cambium Learning Technologies	Total
Balance as of December 31, 2010
Goodwill	$178,456	$58,530	$236,986
Accumulated impairment losses	(85,071)	—	(85,071)

	93,385	58,530	151,915

Goodwill impairment	(19,174)	(18,444)	(37,618)
Goodwill from acquisitions	—	—	—

Balance as of December 31, 2011
Goodwill	178,456	58,530	236,986
Accumulated impairment losses	(104,245)	(18,444)	(122,689)

	74,211	40,086	114,297

Goodwill impairment	(52,193)	(14,700)	(66,893)
Goodwill from acquisitions	—	—	—

Balance as of December 31, 2012
Goodwill	178,456	58,530	236,986
Accumulated impairment losses	(156,438)	(33,144)	(189,582)

	$22,018	$25,386	$47,404

In accordance with applicable accounting guidance, goodwill and other indefinite-lived intangible assets are not amortized but are instead reviewed for impairment at least annually and if a triggering event is determined to have occurred in an interim period.

Prior to 2012, the Company’s annual impairment testing was performed as of December 1 of each year. For the fiscal year ending December 31, 2012, the Company changed its method of applying the applicable guidance such that the annual goodwill impairment testing date was changed from December 1 to October 1. This change did not result in any delay, acceleration or avoidance of impairment. The Company believes this change is preferable as it better aligns the impairment test with the Company’s close processes and allows additional time to accurately complete its impairment testing process in order to incorporate the results in its annual financial statements and timely file those statements with the SEC. This change was applied prospectively beginning on October 1, 2012; retrospective application to prior periods was impracticable as the Company was unable to objectively determine, without the use of hindsight, the assumptions that would have been used in those earlier periods.

The Company performed the 2011 and 2012 yearend impairment analyses using four reporting units: Voyager Learning; Sopris Learning; the Learning A-Z and ExploreLearning product lines from the Cambium Learning Technologies segment; and the Kurzweil and IntelliTools product lines from the Cambium Learning Technologies segment. In 2011 and 2010, the Company reported segment results separately for Voyager Learning, a comprehensive intervention business, and Sopris Learning, a supplemental solutions education business. In late 2012, the management teams and infrastructures for these operations were merged into a combined VSL business unit. The historical segment reporting results have been combined for comparative purposes to reflect the current organizational structure. As the annual goodwill impairment testing date was prior to the combination of these segments, Voyager Learning and Sopris Learning were each considered a reporting unit for goodwill testing purposes.

In September 2011, new guidance was issued regarding testing goodwill for impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a “qualitative” assessment to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the revised standard in 2012 in conjunction with its annual impairment testing date.

When performing the two-step quantitative impairment test for all periods presented, the Company first determined the fair market value of each reporting unit to be tested using a weighted income and market approach. The income approach was dependent on multiple assumptions and estimates, including future cash flow projections with a terminal value multiple and the discount rate used to determine the expected present value of the estimated future cash flows. Future cash flow projections were based on management’s best estimates of economic and market conditions over the projected period, including industry fundamentals such as the state of educational funding, revenue growth rates, future costs and operating margins, working capital needs, capital and other expenditures, and tax rates. The discount rate applied to the future cash flows was a weighted-average cost of capital and took into consideration market and industry conditions, returns for comparable companies, the rate of return an outside investor would expect to earn, and other relevant factors. The fair values of each reporting unit also took into consideration a market approach, based on historical and projected multiples of certain guideline companies. If the carrying value of the reporting unit exceeds the fair value of that unit for the first step of the impairment test, then a second step was performed to determine the implied fair value of the reporting entity’s goodwill. The second step of the impairment test requires the allocation of the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

2011 Annual Impairment Analysis

The first step of impairment testing for fiscal 2011 showed that the carrying value of the Voyager Learning and Kurzweil/Intellitools reporting units exceeded their respective fair values and that the second step of testing was required. The calculated fair values of each of the other reporting units exceeded their carrying values by at least 10%; therefore, no second step of testing was required.

As a result of the second step of the fiscal 2011 impairment test, the goodwill balances for the Voyager Learning and Kurzweil/Intellitools reporting units were determined to be partially impaired, and impairment charges of $19.2 million and $18.4 million, respectively, were recorded as of December 1, 2011. The goodwill impairment charges were primarily the result of declines in order volumes in 2011 and the expected near term impact of continued funding pressures on these two reporting units.

2012 Interim Impairment Analysis

During the quarter ended June 30, 2012, significant sustained sales declines in Kurzweil/IntelliTools caused the Company to re-evaluate the forecasts for this reporting unit. The Company determined that future sales for KI were not expected to achieve previous forecasts. This adverse change in expected future cash flows triggered the need for an interim goodwill impairment analysis for this reporting unit.

The first step of impairment testing as of June 30, 2012 concluded that the carrying value of the Kurzweil/IntelliTools reporting unit exceeded its fair value and the second step of testing was required. As a result of the second step of the Company’s interim impairment test, the goodwill balance for the Kurzweil/IntelliTools reporting unit was determined to be partially impaired, and an impairment charge of $14.7 million was recorded as of June 30, 2012. The goodwill impairment charge was primarily the result of lowered forecasts of future sales.

2012 Annual Impairment Analysis

For the 2012 annual impairment analysis, the Company elected to perform the optional qualitative assessment on the Learning A-Z/ExploreLearning reporting unit. The qualitative assessment did not result in a conclusion that it was more-likely-than-not that goodwill was impaired and, therefore, it was not necessary to perform the two-step goodwill impairment test for the Learning A-Z/ExploreLearning reporting unit. For the Voyager Learning, Sopris Learning and Kurzweil/Intellitools reporting units, the Company performed the quantitative two-step impairment test. The first step of the fiscal 2012 impairment test showed that the carrying value of the Voyager Learning reporting unit exceeded its fair value and that the second step of testing was required. The calculated fair values of the Sopris Learning and Kurzweil/Intellitools reporting units exceeded their carrying values by at least 10%; therefore, no second step of testing was required.

As a result of the second step of the Company’s fiscal 2012 impairment test, the goodwill balance for the Voyager Learning reporting unit was determined to be partially impaired, and an impairment charge of $52.2 million was recorded as of October 1, 2012. Order volumes for the Voyager Learning reporting unit declined in 2011 and 2012, and the Company’s estimates of future cash flows were impacted by expected continued funding pressure. The decline in supplemental funding sources that school districts use to purchase the Company’s products has resulted in significant reductions to curriculum and programs for struggling students. The Company does not expect federal funding to improve in the near term and, as a result, customer retention and sales growth may be challenging.

Although management has included its best estimates of the impact of these and other factors in its cash flow projections, the projection of future cash flows is inherently uncertain and requires a significant amount of judgment. Actual results that are significantly different than these cash flow projections or a change in the discount rate could significantly affect the fair value estimates used to value the Company’s reporting units in step one of the goodwill analysis or the fair values of the Company’s other asset and liability balances used in step two of the goodwill analysis, and could result in future goodwill impairments.

Intangible Assets

The Company’s definite lived intangible assets and related accumulated amortization at the end of fiscal 2012 and 2011 consist of the following:

(in thousands)	Balance at December 31, 2010	Additions	Disposals	Balance at December 31, 2011	Additions	Disposals	Impairments	Balance at December 31, 2012
Other intangible assets—gross book value:
Publishing rights	$90,300	$—	$—	$90,300	$—	$(52,793)	$(11,307)	$26,200
Trademark	17,749	279	—	18,028	—	(6,286)	(6,273)	5,469
Customer relationships	19,080	—	—	19,080	—	(10,907)	(822)	7,351
Acquired curriculum and technology	49,021	4,112	(21)	53,112	—	(21,750)	(9,361)	22,001
Reseller network	12,300	—	—	12,300	—	—	—	12,300
Conference attendees	500	—	—	500	—	—	—	500

Total other intangibles—gross book value	188,950	4,391	(21)	193,320	—	(91,736)	(27,763)	73,821
Other intangible assets—accumulated amortization:
Publishing rights	(51,593)	(11,846)	—	(63,439)	(7,952)	52,793	—	(18,598)
Trademark	(5,276)	(1,431)	—	(6,707)	(1,154)	6,286	—	(1,575)
Customer relationships	(12,636)	(1,701)	—	(14,337)	(1,218)	10,907	—	(4,648)
Acquired curriculum and technology	(15,958)	(10,179)	21	(26,116)	(8,315)	21,750	—	(12,681)
Reseller network	(9,153)	(1,136)	—	(10,289)	(790)	—	—	(11,079)
Conference attendees	(432)	(32)	—	(464)	(18)	—	—	(482)

Total other intangibles—accumulated amortization	(95,048)	(26,325)	21	(121,352)	(19,447)	91,736	—	(49,063)

Other intangible assets, net	$93,902	$(21,934)	$—	$71,968	$(19,447)	$—	$(27,763)	$24,758

Intangible Asset Impairments

The Voyager Learning reporting unit’s 2012 decline in order volume and impact of expected continued funding pressure on the Company’s estimates of future cash flows that resulted in goodwill impairment were also considered triggering events to review the recoverability of the definite-lived intangible assets associated with that unit. After determining that certain intangible assets would not be recovered with future undiscounted cash flows, the Company calculated an impairment loss for these assets equal to the excess of their carrying values over their fair values using the same date as the annual goodwill impairment analysis, October 1, 2012. Fair values were estimated using discounted cash flow analyses and were dependent on multiple assumptions and estimates, including future cash flow projections, the discount rate used to determine the expected present value of the estimated future cash flows, the percentage of the future revenues and cash flows attributable to each of the intangible assets, asset lives used to generate future cash flows, and royalty charges attributable to trademarks. Total impairment charges were $27.8 million for fiscal 2012.

The future cash flow projections used in the definite-lived impairment analyses were based on management’s best estimates of economic and market conditions over the projected period, including industry fundamentals such as the state of educational funding, revenue growth rates, future costs and operating margins, working capital needs, capital and other expenditures, and tax rates. The discount rate applied to the future cash flows was a weighted-average cost of capital and took into consideration market and industry conditions, returns for comparable companies, the rate of return an outside investor would expect to earn, and other relevant factors.

Estimated Future Amortization Expense

Estimated aggregate amortization expense expected for each of the next five years related to intangibles subject to amortization is as follows:

(in thousands)	Amortization— Cost of Revenues	Amortization— Operating Expense	Total Amortization
2013	6,584	1,808	$8,392
2014	4,711	1,510	6,221
2015	3,151	1,290	4,441
2016	1,802	1,100	2,902
2017	648	443	1,091
Thereafter	26	1,685	1,711

	$16,922	$7,836	$24,758

Note 8 — Other Current Assets

Other current assets at the end of fiscal 2012 and 2011 consist of the following:

(in thousands)	2012	2011
Deferred costs	$4,132	$2,714
Prepaid expenses	1,599	1,503
Deferred taxes	137	2,829
Other current assets	24	518

Total	$5,892	$7,564

Note 9 — Other Assets

Other assets at the end of fiscal 2012 and 2011 consist of the following:

(in thousands)	2012	2011
Deferred financing costs	$6,121	$7,706
Collateral investments	1,969	1,967
Tax receivables	—	11,039
Other	1,542	1,756

Total	$9,632	$22,468

As discussed in Note 19 to the Consolidated Financial Statements, the Company’s motion for summary judgment related to a Michigan tax issue was affirmed by the Michigan Court of Appeals. As the Michigan state taxing authority declined to appeal the case to the Supreme Court in Michigan, the Company expects to receive the refund, plus statutory interest, in the second quarter of 2013. The tax receivable balance of $12.1 million as of December 31, 2012 is recorded in Tax receivables on the consolidated balance sheets. The deferred financing costs represent costs incurred in connection with the issuance of the $175 million aggregate principal amount of 9.75% senior secured notes as described in Note 14 to the Consolidated Financial Statements.

Note 10 — Accrued Expenses

Accrued expenses at the end of fiscal 2012 and 2011 consist of the following:

(in thousands)	2012	2011
Salaries, bonuses and benefits	$7,593	$7,688
Accrued interest	6,490	6,503
Accrued royalties	1,399	1,689
Pension and post-retirement medical benefits	1,218	1,221
Deferred compensation	57	98
Other	3,773	4,004

Total	$20,530	$21,203

Accrued interest at December 31, 2012 and 2011 primarily relates to the Company’s 9.75% senior secured notes. The notes require semi-annual interest payments in arrears on each February 15 and August 15 over the life of the notes.

Note 11 — Other Liabilities

Other liabilities at the end of fiscal 2012 and 2011 consist of the following:

(in thousands)	2012	2011
Pension and post-retirement medical benefits, long-term portion	$11,392	$11,110
Deferred rent	1,457	1,931
Long-term income tax payable	852	803
Long-term deferred compensation	503	544
Long-term deferred tax liability	273	3,121
Other	654	617

Total	$15,131	$18,126

See Note 15 for further description of the Company’s pension benefits.

Note 12 — Leases

Capital Lease Obligations

The Company leases a warehouse, office space and certain administrative equipment under capital lease agreements with original lease terms up to 10 years. Capital leases that exist as of yearend 2012 expire no later than 2016.

The Company has a build-to-suit lease for warehouse and office space in Frederick, Colorado with a minimum term through October 31, 2016. The lease is renewable at the Company’s option for two additional periods of five years each. The Company has an outstanding letter of credit in the amount of $1.0 million to secure the lease. At the lease inception date, the Company evaluated the provisions of the accounting guidance relating to the effect of a lessee’s involvement in an asset construction and concluded that due to the Company’s collateral to the landlord, in the form of the $1.0 million letter of credit, that it was deemed the owner of the land and building for accounting purposes. As a result, the related costs were capitalized and a corresponding liability was recorded in Capital lease obligations, current and Capital lease obligations, less current portion.

On February 15, 2012, the Company’s Board of Directors approved a plan to outsource warehouse operations to a third party logistics provider, Ozburn-Hessey Logistics, LLC (“OHL”), and to cease use of this leased facility. As a result of this decision, the Company determined it was more likely than not that the pattern of usage for the warehouse and related assets would change under the restructuring plan; therefore the Company evaluated the change in accordance with applicable accounting guidance. This evaluation resulted in an impairment to the value of the land, leasehold improvements, and building associated with the Company’s Frederick, Colorado facility and the estimated useful lives of the remaining assets were reduced to match the remaining minimum term of the lease. The remaining asset primarily represents the discounted cash flows expected from estimated sublease receipts. As a result of this action the related assets and liabilities were reduced by $7.7 million and impairment charges of $1.0 million were recorded as Impairment of long-lived assets on the consolidated statements of operations. The sublease of the warehouse facility began in July 2012 and has a minimum term through December 2014 with monthly rental payments totaling $0.1 million.

The amount of the depreciation expense on the leased capital assets was $0.4 million for each of the years presented. Additionally, the obligation will be reduced over the life of the lease at an interest rate of 5.54%. The gross value of assets leased under the build-to-suit lease was $2.8 million and $13.4 million at December 31, 2012 and December 31, 2011, respectively, which are included in the Sublease asset and Land and building categories in Property, Equipment and Software as shown in Note 6 to the consolidated financial statements. The accumulated amortization of these leased capital assets was $0.4 million and $1.7 million at December 31, 2012 and December 31, 2011, respectively.

The gross value of other leased capital assets used for administrative purposes was $1.2 million and $1.5 million at December 31, 2012 and December 31, 2011, respectively. All of the 2012 leased capital assets and $1.4 million of the 2011 leased capital assets are included in the Software category in Property, Equipment and Software. The remaining $0.1 million of the 2011 leased capital assets are included in the Machinery, Computers and Equipment category in Property, Equipment and Software. The accumulated amortization of leased capital assets was $0.7 million and $0.3 million at December 31, 2012 and December 31, 2011, respectively. Amortization of capital lease assets is recognized over the term of the lease on a straight line basis and included in depreciation and amortization expense.

Operating Leases

The Company leases certain facilities and equipment for production, selling and administrative purposes under agreements with original lease periods up to 10 years. Leases generally include provisions requiring payment of taxes, insurance, and maintenance on the leased property. Some leases may include renewal options, rent escalation clauses, or options to purchase the leased property during or at the end of the lease term.

Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the commencement date defined in the relevant lease agreement. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term. Operating rent expense was $2.3 million, $2.2 million, and $2.4 million, for the years ended December 31, 2012, 2011, and 2010, respectively. Sublease income for existing operating leases is expected to be $0.1 million in the years ended December 31, 2013 and 2014.

Future minimum build-to-suit and capital lease payments under long-term non-cancelable leases, and the related present value of capital lease payments at December 31, 2012 are as follows:

(in thousands)
2013	$1,514
2014	1,138
2015	1,160
2016	967
2017	—
Thereafter	—

Total minimum lease payments	4,779
Less: Amount representing interest	(475)

Present value of net minimum lease payments	4,304
Less: Current portion	(1,290)

Capital lease obligations, less current portion	$3,014

Future minimum payments under all remaining non-cancelable operating leases are payable as follows:

(in thousands)
2013	$2,027
2014	1,670
2015	1,251
2016	1,080
2017	1,061
Thereafter	688

Total minimum lease payments	$7,777

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

As of December 31, 2012, financial instruments include $51.9 million of cash and cash equivalents, restricted assets of $11.1 million, collateral investments of $2.0 million, $174.3 million of senior secured notes, $0.3 million of warrants, assets held for sale of $0.4 million, and $7.6 million in CVRs. As of December 31, 2011, financial instruments include $63.2 million of cash and cash equivalents, restricted assets of $12.5 million, collateral investments of $2.0 million, $174.2 million of senior secured notes, $0.5 million of warrants, assets held for sale of $2.7 million, and $6.7 million in CVRs. The fair market values of cash equivalents and restricted assets are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period. The fair values of the properties held for sale were determined by an independent appraisal conducted by a licensed realtor based on the values of similar properties in the area. These properties were acquired by the Company as a result of its recovery efforts in connection with the employee embezzlement matter described in Note 3.

As of December 31, 2012, the fair value of the senior secured notes was $144.6 million based on quoted market prices in active markets for these debt instruments when traded as assets.

Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Total Gains (Losses)
Restricted Assets:
Money Market	$11,141	$11,141	$—	$—	$—
Collateral Investments:
Money Market	902	902	—	—	—
Certificate of Deposit	1,067	1,067	—	—	—
Warrant	310	—	310	—	336
Assets held for sale:
Recovered Properties	380	—	380	—	958
CVRs	7,599	—	—	7,599	915

(in thousands)		Fair Value at Reporting Date Using
Description	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Total Gains (Losses)
Restricted Assets:
Money Market	$12,475	$12,475	$—	$—	$—
Collateral Investments:
Money Market	902	902	—	—	—
Certificate of Deposit	1,065	1,065	—	—	—
Warrant	456	—	456	—	70
Assets held for sale	2,727	—	2,727	—	—
CVRs	6,684	—	—	6,684	(1,308)

Restricted Assets:

The warrant was valued as described in Note 17 below.

Contingent Value Rights

As part of the merger with VLCY, each former shareholder received a CVR to receive cash in an amount equal to the aggregate amount of specified tax refunds received after the closing of the mergers and various other amounts deposited in escrow on or after the closing date, reduced by any payments to be made under the escrow agreement entered into in connection with the mergers, with respect to agreed contingencies, a potential working capital adjustment and allowed expenses, divided by the total number of shares of VLCY common stock outstanding immediately prior to the effective time of the mergers.

The fair value of the liability for the CVRs is determined using a probability weighted cash flow analysis which takes into consideration the likelihood, amount and timing of cash flows of each element of the pool of assets and liabilities included in the CVR. The determination of fair value of the CVRs involves significant assumptions and estimates, which are reviewed at each quarterly reporting date. As of December 31, 2012, a fair value of $7.6 million has been recorded as a liability for the remaining CVR payments, which is equal to the maximum cash payout at this date.

The first and second CVR payment dates were in September 2010 and June 2011, with $1.1 million and $2.0 million, respectively, distributed to the escrow agent at those times for distribution to holders of the CVRs. The remaining potential amounts to be distributed under the CVR include funds related to a potential tax indemnity obligation and refunds related to the Michigan tax payment. The Company does not expect any significant future changes in the estimate of the CVRs and expects to make the final distribution no later than October 2013. See Note 19 for further information on the Michigan tax matter.

During the years ended December 31, 2012, 2011 and 2010, losses (gains) of $0.9 million, $1.3 million and ($1.1) million were recorded in general and administrative expense to reflect changes in the estimated fair value of the CVR liability. A detail of the elements included in the CVR is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	CVRs
	(In thousands)
Components of remaining CVR liability:	Estimated Fair Value as of December 31, 2011	Changes in Fair Value and Accrued Interest	Estimated Fair Value as of December 31, 2012
Michigan state tax issue	$4,967	$765	$5,732
Tax indemnity obligation	1,717	150	1,867

Estimated remaining CVR liability	$6,684	$915	$7,599

As of December 31, 2012, the remaining CVR liability of $7.6 million was comprised of $5.7 million related to the Michigan state tax agreed upon contingency and $1.9 million related to a potential tax indemnity obligation. Restricted assets in an escrow account for the benefit of the CVRs were $3.0 million for the potential tax indemnity obligation noted above, which, if such obligation is not triggered, will benefit the CVRs by $1.9 million with the remainder reverting back to general cash of the Company.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on the Consolidated Balance Sheets. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within Income (loss) before interest, other income (expense) and income taxes in the Consolidated Statements of Operations.

Assets and liabilities measured at fair value on a non-recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Total Gains (Losses)
Goodwill	$47,404	$—	$—	$47,404	$(66,893)
Property, equipment and software	21,021	—	—	21,021	(4,448)
Pre-publication costs, net	11,660	—	—	11,660	(1,496)
Acquired curriculum and technology intangibles, net	9,320	—	—	9,320	(9,361)
Acquired publishing rights, net	7,602	—	—	7,602	(11,307)
Other intangible assets, net	7,836	—	—	7,836	(7,095)

(in thousands)		Fair Value at Reporting Date Using
Description	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Total Gains (Losses)
Goodwill	$114,297	$—	$—	$114,297	$(37,618)

In accordance with the provisions in the accounting guidance for intangibles—goodwill and other, for the year ended December 31, 2012, goodwill with a carrying amount of $114.3 million was written down to $47.4 million, resulting in a goodwill impairment charge of $66.9 million, which was included in earnings for the period. See Note 7 above for further information on the Company’s impairment analyses.

During the year ended December 31, 2012, an Impairment of long-lived assets charge of $4.4 million was recorded related to the restructuring and reengineering plans discussed in Note 18 to the consolidated financial statements. This charge was primarily due to the Company’s decision to outsource its warehouse operations to OHL and to cease use of its leased facility in Frederick, Colorado. As a result of this decision, the Company determined it was more likely than not that the pattern of usage for the warehouse facility and related assets would change under the restructuring plan. This change triggered an impairment analysis that resulted in charges of $1.0 million and $2.0 million related to the leased capital assets and other warehouse equipment, respectively. Additionally, as part of its ongoing process reengineering efforts, the Company determined during 2012 that certain of its internally developed software assets were going to be replaced or abandoned. The Company reviewed the affected assets and determined that only minimal parts of the prior capitalized amounts would be used in the future and concluded that it was appropriate to fully impair the assets. This decision resulted in additional impairment charges of $1.4 million.

Additionally, the Company recorded an Impairment of long-lived assets charge of $1.5 million related to expenditures capitalized as pre-publication costs in 2012 for a project that was subsequently abandoned.

See Note 7 to the consolidated financial statements above for further information on the impairments recognized for the Company’s Acquired curriculum and technology intangibles, Acquired publishing rights, and Other intangible assets.

Note 14 — Debt

Long-term debt consists of the following at December 31, 2012 and 2011:

(in thousands)	December 31, 2012	December 31, 2011
$175.0 million of 9.75% senior secured notes due February 15, 2017, interest payable semiannually	$175,000	$175,000
Less: Unamortized discount	(672)	(835)

Total long-term debt	$174,328	$174,165

In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into an asset-based revolving credit facility with potential for up to $40 million in borrowing capacity. Deferred financing costs are capitalized in other assets in the consolidated balance sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at December 31, 2012 and 2011 were $6.1 million and $7.7 million, respectively.

Interest on the Notes will accrue at a rate of 9.75% per annum from the date of original issuance and will be payable semi-annually in arrears on each February 15 and August 15 to the holders of record of the Notes on the immediately preceding February 1 and August 1. No principal repayments are due until the maturity date of the Notes.

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

As of December 31, 2012, the balances of accounts receivable and inventory collateralizing the ABL Facility were $17.8 million and $16.6 million, respectively. As of December 31, 2012, the Company had a borrowing base under the ABL Loan Agreement of up to $15.5 million.

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

The ABL Facility contains a financial covenant that generally requires the ABL Credit Parties to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. The ABL Credit Parties will be required to pay, quarterly in arrears, an unused line fee equal to the product of (x) either 0.375% or 0.50% (depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) and (y) the average daily unused amount of the revolver. As of December 31, 2012, the Company was in compliance with this covenant.

Senior Secured Credit Facility

On April 12, 2007, Cambium Learning entered into a $158 million credit agreement (the “Senior Facility”) consisting of a $30 million revolving credit facility and a $128 million term loan facility. The credit agreement required quarterly principal payments of $0.3 million in respect of the term loan facility. The senior notes were secured by substantially all of Cambium Learning’s personal property. Under the original agreement, the interest rate on the Senior Facility was based upon either the one-, three—or six-month LIBOR rate plus 2.75%.

Due to the permanent waiver of a 2008 financial reporting default, the interest rate on the Senior Facility became the one-, three—or six-month LIBOR or Alternative Base Rate (ABR) plus a spread as determined by Cambium Learning’s credit ratings, subject to a floor on each of the two rates. Based on ratings as of yearend 2010, the spread was LIBOR plus 5.0%. The LIBOR rate could not be less than 3.0%, and the ABR could not be less than 4.0%. As of December 31, 2010, the interest rate on the senior secured notes and the revolving credit facility was 8.0%. The Senior Facility was repaid in full in February 2011.

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

In June 2007, the Company entered into an interest rate swap contract, with a notional amount of $39.0 million, which expired in June 2010. Under the agreement, to the extent that LIBOR exceeded a fixed maximum rate, the Company received payments on the notional amount. The Company recognized a gain of $1.0 million for the year ended December 31, 2010 on changes in fair market value of the interest rate swap, which have been included in other income (expense) in the accompanying Consolidated Statements of Operations.

Note 15 — Profit-Sharing, Pension, and Other Postretirement Benefit Plans

Defined Contribution Plans

The Company’s 401(k) plan provides matching contributions of 50% of participant contributions up to 6% beginning in 2012 and matching contributions of 50% of participant contributions up to 4% for 2011 and 2010. Additionally, the Company may make discretionary contributions based upon exceeding company performance targets of up to 2% of eligible earnings for all employees regardless of participation. The 401(k) matching contribution expense was $1.1 million, $0.9 million, and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. No discretionary contributions were made in 2012, 2011 or 2010.

As a result of the acquisition of VLCY, the Company also has contractual obligations under a frozen replacement benefit plan (“RBP”) for a small number of terminated and retired executives and one current employee. Because the RBP is frozen, no participant can make or is entitled to additional contributions. Instead, the Company has accrued a liability totaling $0.6 million as of yearend 2012 and 2011 to reflect its estimated future obligation for the RBP. The current portion of the RBP liability, which was $0.1 million at yearend 2012 and 2011, is included on the line “Deferred compensation” in Note 10. The long-term portion of the RBP liability, which was $0.5 million at yearend 2012 and 2011, is included on the line “Long-term deferred compensation” in Note 11.

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

The net costs of the Company’s defined benefit pension plan for the years ended December 31, 2012, 2011 and 2010 are as follows:

(in thousands)	2012	2011	2010
Interest cost	$497	$543	$584
Recognized net actuarial loss	979	930	908

Net pension and other postretirement benefit cost	$1,476	$1,473	$1,492

Obligation and Funded Status

The funded status of the Company’s U.S. defined benefit pension plan at the end of fiscal 2012 and 2011 is as follows:

(in thousands)	2012	2011
Change in Benefit Obligation
Benefit obligation, beginning of period	$12,291	$12,014
Interest cost	497	543
Actuarial loss	979	930
Benefits paid	(1,196)	(1,196)

Benefit obligation, end of year	$12,571	$12,291

Change in Plan Assets
Fair value, beginning of period	$—	$—
Company contributions	1,196	1,196
Benefits paid	(1,196)	(1,196)

Fair value, end of year	$—	$—

Unfunded status	$(12,571)	$(12,291)

Accrued benefit cost	$(12,571)	$(12,291)

Amounts recognized in the Consolidated Balance Sheets
Current accrued benefit liability	(1,179)	(1,181)
Non-current accrued benefit liability	(11,392)	(11,110)

Net amount recognized	$(12,571)	$(12,291)

The Company had net actuarial losses of $1.0 million, $0.9 million and $0.9 million for its U.S. pension plan in the years ended December 31, 2012, 2011 and 2010, respectively. These amounts are included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets. Of this amount, the Company recognized $35 thousand as a component of net pension cost (income) during 2012 and expects to recognize approximately $0.1 million in 2013.

Plan Assumptions

	2012	2011
Discount rate	3.50%	4.25%

The discount rate is determined by analyzing the average returns of high-quality fixed income investments defined as AA-rated or better. The Company also utilizes an interest rate yield curve for instruments with maturities corresponding to the benefit obligations.

Additional Information

For the Company’s U.S. defined benefit pension plan, the projected benefit obligation and accumulated benefit obligation at the end of fiscal 2012 and 2011 are as follows:

(in thousands)	2012	2011
Projected benefit obligation	$12,571	$12,291
Accumulated benefit obligation	12,571	12,291

Future Contributions

Total contributions expected to be paid under the Company’s frozen U.S. retirement plans or to the beneficiaries thereof during fiscal 2013 are $1.2 million, consisting of $1.2 million to its U.S. defined benefit plan and $0.1 million to the RBP.

Gross benefit payment obligations under the Company’s continuing plans for the next ten years are anticipated to be as follows:

(in thousands)	U.S. Retirement Plans (Pension Plan and RBP)
2013	1,236
2014	1,162
2015	1,122
2016	1,081
2017	1,035
2018 – 2022	4,518

Note 16 — Stockholders’ Equity (Deficit)

Common Stock

Shares Authorized, Issued, and Outstanding. The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2012, there were 51,207,331 shares of common stock issued, 47,097,228 shares of common stock outstanding, and an additional 4,897,721 shares of common stock reserved for issuance pursuant to the 2009 Equity Incentive Plan.

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

During 2012, the Company’s board of directors authorized a $5 million share repurchase program (the “Program”) through July 5, 2013. Throughout the year, the Company entered into stock purchase agreements with investors pursuant to the Program for the repurchase of 1,864,622 shares at a total cost of $2.0 million.

On June 28, 2012, the Company adopted a Rule 10b5-1 plan (the “Plan”) with Robert W. Baird & Company, Inc. under which the Company may repurchase its shares at times when the Company might otherwise be precluded from doing so under insider trading laws. This Plan has been established pursuant to, and as part of, the Program. The timing and extent of the repurchases under the Rule 10b5-1 plan are subject to Securities and Exchange Commission regulations as well as certain price, market volume and timing constraints specified in the plan. The Company began repurchasing shares under the terms of the Plan on July 5, 2012. Shares repurchased under the Plan through December 31, 2012 totaled 601,974 shares.

Total stock repurchases under the Program were 2,466,596 shares as of December 31, 2012.

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

Preferred Stock

Shares Authorized and Outstanding. The Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2012, there are no shares of preferred stock issued or outstanding.

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

Note 17 — Stock-Based Compensation and Expense

The decline in stock-based compensation and expense in the year ended December 31, 2012 was primarily due to a decline in the fair value of the outstanding warrant.

The stock-based compensation and expense was allocated as follows:

(in thousands)	2012	2011	2010
Cost of revenues	$51	$60	$58
Research and development expense	122	119	123
Sales and marketing expense	114	146	136
General and administrative expense	587	963	768

Total	$874	$1,288	$1,085

As of December 31, 2012, the Company has one stock-based compensation plan, which is described below. The total income tax expense recognized for book purposes in the consolidated statement of operations related to stock-based compensation was zero for the years ended December 31, 2012, 2011 and 2010. The total tax benefit realized was zero for all years presented.

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

Warrant

In connection with the completion of the merger with VLCY on December 8, 2009, the Company issued to VSS-Cambium Holdings III, LLC a warrant to purchase shares of the Company’s common stock (the “Holdings Warrant”). As of December 31, 2012, the Holdings Warrant was exercisable for 737,213 shares of the Company’s common stock at an exercise price of $0.01 per share. The Holdings Warrant expires on December 8,

2014. The number of shares of common stock issuable pursuant to the Holdings Warrant may increase in the future upon the occurrence of certain events described below. The number of shares of the Company’s common stock issuable under the Holdings Warrant is based upon the calculation of three separate amounts, described herein as the Cambium Specified Asset Recoupment Amount, the Additional Share Amount and the Formula Amount. The 737,213 shares that are exercisable, or will be exercisable upon issuance, represent 281,983 shares originating from the Cambium Specified Asset Recoupment Amount and 455,230 shares originating from the Formula Amount, which are summarized as follows:

•

The Cambium Specified Asset Recoupment Amount is based upon the net amount of recoveries that the Company receives or received on and after June 1, 2009, including periods after the effective time of the mergers, with respect to the embezzlement matter that was discovered in April 2008. As of December 31, 2012, the Company has received net recoveries of approximately $4.1 million with respect to this matter, although the actual amount of net recoveries that the Company will ultimately receive is not known at this time. The Cambium Specified Asset Recoupment Amount equals 0.45 multiplied by the quotient of the aggregate net recoveries divided by $6.50. Therefore as of December 31, 2012, 281,983 shares are exercisable, or will be exercisable upon issuance, under the Holdings Warrant related to the Cambium Specified Asset Recoupment Amount. In accordance with applicable accounting guidance for distinguishing liabilities from equity, this award is recorded as a liability in the other liabilities line on the Consolidated Balance Sheets and measured at fair value. The initial recording and any subsequent increases in the value of the award attributable to embezzlement recoveries is recorded to embezzlement loss on the Consolidated Statements of Operations. Subsequent changes in fair value are recorded to general and administrative expense. The warrant was valued at $0.3 million on December 31, 2012 with the Black-Scholes pricing model. Due to the low exercise price of the warrants, the model assumptions do not significantly impact the valuation.

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

•

The Formula Amount added shares to the Holdings Warrant only if, prior to completion of the mergers with Cambium and VLCY, equity cure payments were made under Cambium’s existing credit agreements, debt was retired under those agreements or payments were made to obtain default-related waivers under those agreements. The only applicable event was an equity cure payment of $3.0 million made in August 2009. The Formula Amount equals the equity cure payment of $3.0 million divided by $6.50, or 455,230 shares. Thus, 455,230 shares of the Company’s common stock are currently exercisable under the Holdings Warrant with respect to the Formula Amount. In accordance with applicable accounting guidance for distinguishing liabilities from equity, this award is recorded to equity with the offset to the capital contribution made to affect the debt cure.

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

During the year ended December 31, 2012, the Company granted 235,000 options under the Incentive Plan with a total grant date fair value, net of forecasted forfeitures, of $0.2 million. Each of these options have a per-share exercise price equal to $4.50 and vest equally on the anniversary of the grant date over a four-year service period. The term of each of the options is ten years from the date of grant. The following assumptions were used in the Black-Scholes option-pricing model to estimate the fair value of these awards:

2012
Expected stock volatility	35.00%
Risk-free interest rate	1.02% – 1.17%
Expected years until exercise	6.25
Dividend yield	0.00%

During 2012, 303,080 of the options granted on December 8, 2009; 190,528 of the options granted on January 27, 2010; 7,599 of the options granted on May 25, 2010; 33,350 of the options granted on February 1, 2011; and 10,000 of the options granted on August 11, 2011 were forfeited. Additionally, the conversion SARs with respect to 200,000 shares, which had been issued in replacement of share-based awards held by an employee of VLCY, expired during 2012.

Due to a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company used the simplified method as described in applicable accounting guidance for stock-based compensation to estimate the expected years until exercise on new awards.

Restricted Stock

Restricted common stock awards of 6,000 and 4,000 shares were issued during the first and second quarters of 2010, respectively. The restrictions on the common stock awards will lapse one year from the anniversary of the grant date or upon a change in control of the Company for the 6,000 share grant and equally over a four-year period on the anniversary of the grant date or upon a change in control of the Company for the 4,000 share grant. These awards were valued based on the Company’s closing stock price on the date of grant. The restrictions lapsed on 7,000 shares and 1,000 shares of these restricted stock awards during 2011 and 2012, respectively.

During 2011, restricted common stock awards of 45,984 shares were issued. The restrictions on the common stock awards will lapse one year from the date of grant or upon a change in control of the Company for 44,984 of the shares and equally over a four-year period on the anniversary of the grant date or upon a change in control of the Company for the remaining 1,000 shares. These awards were valued based on the Company’s closing stock price on the date of grant. During 2012, the restrictions lapsed on 45,234 of the restricted stock awards granted in 2011.

During 2012, restricted common stock awards of 46,295 shares were issued. The restrictions on the common stock awards will lapse one year from the date of grant or upon a change in control of the Company. These awards were valued based on the Company’s closing stock price on the date of grant.

Expense of $0.2 million, $0.1 million and $25 thousand was recorded to general and administrative expense for outstanding restricted stock for the years ended December 31, 2012, 2011 and 2010, respectively.

Summary of Stock Option and SAR Activity

A summary of the stock option, stock appreciation right and restricted stock transactions for the year ended December 31, 2012 is as follows:

	Stock Option Grantees		SAR Grantee		Restricted Stock
	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Grant Date Fair Value
Awards outstanding at December 31, 2011	4,068	$4.93	200	$8.55	49	$3.36
For the year ended December 31, 2012:
Granted	235	4.50	—	—	46	3.24
Exercised/Restricted Stock Vested	—	—	—	—	46	3.34
Forfeited/cancelled	545	5.00	200	8.55	—	—

Awards outstanding at December 31, 2012	3,758	$4.89	—	$—	49	$3.26

Awards exercisable at December 31, 2012	2,260	$4.97	—	$—

Weighted average fair value of awards granted during the year ended December 31, 2012	$0.74		$—

A summary of the nonvested stock option transactions for the year ended December 31, 2012 is as follows:

	Shares (000s)	Weighted Average Grant Date Fair Value
Nonvested awards outstanding at December 31, 2011	2,267	$1.07
For the year ended December 31, 2012:
Granted	235	0.74
Vested	905	1.13
Forfeited/cancelled	99	1.14

Nonvested awards outstanding at December 31, 2012	1,498	$0.98

The total intrinsic value of options and SARs outstanding and exercisable as of December 31, 2012, 2011, and 2010 was zero. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.11 of the Company’s common stock on December 31, 2012. The total grant date fair value of stock options granted during the years ended December 31, 2012, 2011, and 2010 was $0.2 million, $0.6 million and $2.0 million, respectively. The total grant date fair value of restricted stock awards granted during the years ended December 31, 2012, 2011 and 2010 was $0.2 million, $0.2 million and $0.1 million, respectively.

As of December 31, 2012, the total future compensation cost related to unvested stock options and restricted stock not yet recognized in the consolidated statements of operations was $1.3 million. Of that total, $1.0 million, $0.2 million and $0.1 million will be recognized in 2013, 2014, and 2015, respectively. To the extent the forfeiture rate is different than anticipated, stock-based compensation related to these awards will be adjusted in accordance with applicable accounting guidance for stock based compensation.

The following tables provide additional information with respect to stock options outstanding at the end of fiscal 2012:

	Awards Outstanding			Awards Exercisable
Range of Exercise Price	Number Outstanding (000’s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$4.50 and below	2,970	7.6	$4.50	1,699	7.2	$4.50
$4.51 - $6.50	788	7.1	6.35	561	7.1	6.38

	3,758	7.5	$4.89	2,260	7.2	$4.97

Securities Authorized for Issuance

Securities authorized for issuance under equity compensation plans at December 31, 2012 are as follows:

(in thousands, except per share amounts) Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity incentive plan (a)
Equity compensation plans approved by security holders	3,758	$4.89	1,140
Equity compensation plans not approved by security holders	—	—	—

Total	3,758	$4.89	1,140

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights,” and issued restricted stock.

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

The one-time termination benefits were recorded to the following line items in the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, respectively: ($0.1) million and $0.3 million to Cost of Revenues; zero and $0.3 million to General and Administrative; and zero and $0.2 million to Sales and Marketing. The warehouse move costs were recorded in Cost of Revenues.

In late 2011, the Company launched a reengineering and restructuring initiative to align its organizational and cost structure to its strategic goals. The financial goal of these actions is to provide savings to both improve earnings and to fund re-investment in growth areas of the business. Reengineering and restructuring activities were completed during 2012 and included:

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

•

Assessing and implementing optimization projects to improve cost efficiencies and enhance the customer experience throughout the order to cash, professional service delivery, procurement processes, and sales channel structure;

•	Reduction of job positions that do not support the Company’s key strategic goals; and

•	Other reductions and costs to improve the Company’s cost structure.

The total expense for all reengineering and restructuring initiatives from the fourth quarter of 2011 through the end of 2012 was $9.6 million, including both cash and non-cash items, and capital expenditures were $0.7 million. The following table summarizes the amounts incurred in connection with the reengineering and restructuring initiative:

(in thousands)	Incurred in Year Ended December 31, 2011	Incurred in Year Ended December 31, 2012	Total Amount Incurred Under the Plan
One-time termination benefits	$1,189	$2,507	$3,696
Impairment of long-lived assets	—	4,448	4,448
Warehouse transition costs	—	1,003	1,003
Facility rationalization costs	—	209	209
Process reengineering costs	—	203	203

	$1,189	$8,370	$9,559

The change in the reengineering and restructuring accrual for the years ended December 31, 2012 and 2011 are as follows:

(in thousands)	One-time Termination Benefits	Warehouse Outsourcing Costs	Facility Rationalization Costs	Process Reengineering Costs
Balance as of December 31, 2010	$—	$—	$—	$—
Accrual changes	1,189	—	—	—
Payments made	(56)	—	—	—

Balance as of December 31, 2011	1,133	—	—	—

Accrual changes	2,507	1,003	44	203
Payments made	(2,812)	(1,003)	(44)	(203)

Balance as of December 31, 2012	$828	$—	$—	$—

The reengineering and restructuring charges were recorded to the following line items in the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, respectively: $1.6 million and zero to Cost of Revenues; $0.6 million and $0.9 million to General and administrative expense; $0.4 million and zero to

Research and development expense; $1.0 million and $0.3 million to Sales and marketing expense; $0.4 million and zero to Shipping and handling costs; and $4.4 million and zero to Impairment of long-lived assets. All of these charges were recorded in unallocated shared services.

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

The Company had a potential contingent liability related to state income taxes and related interest that had been assessed against a former subsidiary. On August 27, 2010, the former subsidiary received a decision and order of determination from the Michigan taxing authority. According to the determination of the Michigan taxing authority, the former subsidiary was liable to the State of Michigan for unpaid taxes and interest in the amount of approximately $10.4 million. In order to expedite resolution of this matter and access the Michigan Court of Claims, the Company paid this liability to the state of Michigan on behalf of the former subsidiary on September 7, 2010 and filed an action in the Michigan Court of Claims to pursue a refund of the assessment. On November 16, 2011, the Court of Claims in Michigan ruled in the Company’s favor. The Michigan state taxing authority then appealed the decision of the Court of Claims to the Michigan Court of Appeals. On January 16, 2013, the Michigan Court of Appeals affirmed the verdict of the Court of Claims. As the Michigan state taxing authority declined to appeal the case to the Supreme Court in Michigan, the Company expects to receive the refund, plus statutory interest, in the second quarter of 2013. As such, the tax receivable of $11.5 million as of December 31, 2012 equal to the expected refund plus statutory interest is now classified as a Current Asset and is recorded in Tax receivables on the Consolidated Balance Sheets. The tax receivable balance as of December 31, 2011 of $11.0 million is recorded in Other assets on the Consolidated Balance Sheets.

This liability was identified as an agreed contingency for purposes of the CVRs issued as part of a 2009 merger. In accordance with the terms of the merger agreement, dated June 20, 2009, fifty percent (50%) of any amount that is paid or due and payable with respect to each agreed contingency would offset payments due under the CVRs from an amount held for such payments by Wells Fargo Bank, N.A., as escrow agent, in an escrow account. Upon payment of the approximately $10.4 million, the Company requested a disbursement to the Company from the escrow account in an amount equal to fifty percent (50%) of the payment, or approximately $5.2 million. This cash disbursement was received by the Company during the third quarter of 2010. On September 20, 2010, the Company amended the merger agreement and the escrow agreement to extend the term of the escrow agreement until the later of the full distribution of the escrow funds or the final resolution of the agreed contingency. The final resolution of the tax litigation or potential settlement will result in a total refund from the taxing authority to the Company of approximately $11.5 million as of December 31, 2012, and 50% of any such refund will in turn be payable to the holders of the CVRs. As of December 31, 2012, the Company has recorded half of the expected refund, approximately $5.7 million, as a component of the CVR liability related to this agreed upon contingency.

The Court of Appeals in Michigan also ruled in the Company’s favor on two other tax matters that will result in a refund of $0.6 million, plus statutory interest. These tax refunds will be retained by the Company and are not subject to payment to the holders of the CVRs. Other Income (Expense) in the Consolidated Statements of Operations for the year ended December 31, 2012 includes a gain of $0.7 million related to these expected refunds, which are also included in Tax receivables in the Consolidated Balance Sheets as of December 31, 2012.

From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business. These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. These open purchase commitments were insignificant as of December 31, 2012.

The Company has letters of credit outstanding as of December 31, 2012 in the amount of $2.9 million to support workers’ compensation insurance coverage, certain credit card programs, the build-to-suit lease, and performance bonds for certain contracts. The Company maintains a $1.1 million certificate of deposit as collateral for the workers’ compensation insurance and credit card program letters of credit and for Automated Clearinghouse (ACH) programs. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificate of deposit and money market fund investment are recorded in other assets.

Note 20 — Related Party Transactions

Agreements with VSS

Jeffrey Stevenson and David Bainbridge, each of whom serves on the Company’s board of directors, are both affiliates of VSS. Funds managed by VSS own a majority of the equity interests of VSS-Cambium Holdings III, LLC, which holds approximately 67% of the Company’s outstanding common stock. As such, VSS-Cambium Holdings III, LLC has the ability to determine the outcome of matters submitted to the Company’s stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets, and will likely have the ability to control the Company’s management, affairs and operations.

On December 8, 2009, the Company entered into a consulting fee agreement with VSS entitling VSS to the following fees: (i) a fee equal to 1% of the gross proceeds of any debt or equity financing by the Company, and (ii) a fee equal to 1% of the enterprise value of any entities acquired or disposed of by the Company. During 2011, the Company issued payments to VSS under this agreement of $1.75 million in connection with the debt refinancing and $0.1 million as a result of the Class.com acquisition. These obligations will remain in effect until the earlier of the date on which funds managed by VSS cease to beneficially own at least 10% of the Company’s outstanding common stock or, unless the Company’s audit committee renews the consulting fee agreement, January 1, 2015.

The Company incurred $3.0 million to an affiliate of VSS at the closing of the 2009 mergers in consideration of providing advisory services with respect to the transaction. Of this fee, $1.0 million was paid in cash at closing, and the balance became payable when Cambium Learning’s ratio of total outstanding debt to adjusted EBITDA dropped below 3.0:1, which was achieved with the Company’s calculation for the year ended December 31, 2009, submitted to the debt holder in March 2010. The remaining balance was paid in 2010. Three-quarters of the remaining balance was allocated pro rata among VSS and certain of the members of VSS-Cambium Holdings III, LLC.

VSS currently receives an annual retainer of $65,000 each for the services of Mr. Stevenson and Mr. Bainbridge on the board of directors. In addition, VSS received a retainer of $70,000 in 2012 for the services of Scott Troeller as chairman of the board of directors. As previously disclosed, Mr. Troeller resigned from the board of directors on April 20, 2012. In total, VSS received $0.2 million in cash during 2012 related to the services of these directors, plus reimbursement of out-of-pocket expenses.

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

Subscription Rights. VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS had the right, at any time and from time to time until December 8, 2011, to purchase a number of shares of the Company’s common stock up to the lesser of: (i) 7,500,000 shares of common stock (subject to adjustment in the event of any dividend, stock split, combination or similar recapitalization event); or (ii) the number of shares of common stock that VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS could purchase from time to time during the 24-month subscription period for an aggregate purchase price of $20,000,000. The purchase price per share in connection with the subscription rights is equal to 90% of the volume weighted average price of the Company’s common stock measured over the ten-trading-day period immediately preceding the issuance and sale of the shares of the Company’s common stock. In August 2011, VSS exercised the subscription right in full and purchased 7,246,376 shares of the Company’s common stock at a purchase price of $2.76 per share.

Stock Repurchases

During December 2012, the Company entered into stock purchase agreements with Foxhill Opportunity Fund, L.P. (“Foxhill Domestic Fund”) and Kellner Catalyst Master Fund, Ltd. (“Kellner Fund”) pursuant to its previously announced $5 million share repurchase program. See Note 16 to the consolidated financial statements for further information on the Program. Neil Weiner, as the managing member of Foxhill Capital Partners, LLC (which is the investment manager of Foxhill Domestic Fund), the managing member of Foxhill Capital (GP), LLC (which is the general partner of Foxhill Domestic Fund), and the Chief Investment Officer of Kellner Fund, may be deemed to beneficially own the shares of Common Stock held by Foxhill Domestic Fund and previously held by Kellner Fund. The transactions settled in December 2012 with the Company purchasing 1,042,979 shares for a total cost of $1.1 million.

Consulting Agreement

During 2012, the Company entered into a $0.1 million consulting agreement with a member of the Company’s board of directors, Richard Surratt. The agreement was completed during the fourth quarter of 2012 and the contracted amount was paid. In addition to this payment, Mr. Surratt also received $35,000 and common stock awards for his service on the board of directors, plus reimbursement of out-of-pocket expenses.

Note 21 — Segment Reporting

The Company’s geographic area of operation is predominantly the United States. Export or foreign sales to locations outside the United States was 6% of total sales for the years ended December 31, 2012, 2011, and 2010 with 4%, 4%, and 5%, respectively, of total sales shipped to Canada. No single customer accounts for more than 10% of consolidated net revenues for any of the years presented. No single customer accounted for more than 10% of the accounts receivable balance for the year ended December 31, 2012 or 2011. Although the loss of a single customer or a few customers would not have a material adverse effect on the Company’s business, schedules of school adoptions, available funding for school districts, and market acceptance of the Company’s products can materially affect year-to-year revenue performance. The Company evaluates the performance of its operating segments based on income (loss) from operations before depreciation and amortization, interest income and expense, income taxes, and certain non-operational and non-cash items. The significant accounting policies of the reportable segments are the same as those for the Company. There were no inter-segment revenues or transfers.

The Company operates in two reportable segments with separate management teams and infrastructures that offer various products and services:

Voyager Sopris Learning: VSL provides educators with results-based products, services and learning solutions that improve school and student performance in literacy and math. VSL partners with Pre-K through 12th Grade school districts to help them implement its wide range of educational offerings, including curriculum products, assessment, personalized professional development, and school improvement/turnaround services to advance student achievement and accelerate struggling students to grade-level proficiency. VSL also provides teachers with practical, affordable and research-based programs that promote safe and achieving learning environments. In addition to the Voyager and Sopris brands, VSL also includes Class.com, Lincoln National Academy and Voyager Education Services.

Cambium Learning Technologies: CLT creates software and hardware products that serve students from Pre-K through adult and enable the educators who help them learn. While educational change centers on people, we believe technology has a unique ability to expand instructional capability. With a goal to provide technology products and services that represent the most current thinking in product design and pedagogy, CLT provides educational solutions that enable all students to thrive. CLT products are offered under four different industry leading brands: Learning A-Z, ExploreLearning, Kurzweil Educational Systems and IntelliTools.

In 2011 and 2010, the Company reported segment results for Voyager Learning, a comprehensive intervention business, and Sopris Learning, a supplemental solutions education business. In late 2012, the management teams and infrastructures for these operations were merged into a combined VSL business unit. The Company’s historical segment reporting results have been combined for comparative purposes to reflect the current organizational structure.

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

(in thousands)	Voyager Sopris Learning	Cambium Learning Technologies	Other	Consolidated
Year ended December 31, 2010
Product revenues	$122,661	$38,117	$—	$160,778
Service revenues	20,014	468	—	20,482

Net revenues	142,675	38,585	—	181,260
Cost of product revenues	35,854	4,334	1,395	41,583
Cost of service revenues	17,680	628	—	18,308
Amortization	—	—	28,511	28,511

Total cost of revenues	53,534	4,962	29,906	88,402
Other operating expenses	45,371	18,684	19,917	83,972
Embezzlement and related expense	—	—	(353)	(353)
Depreciation and amortization	—	—	9,154	9,154
Net interest expense	—	—	17,292	17,292
Other income, net	—	—	(674)	(674)
Income tax benefit	—	—	(583)	(583)

Segment net income (loss)	$43,770	$14,939	$(74,659)	$(15,950)

Year ended December 31, 2011
Product revenues	$102,853	$48,993	$—	$151,846
Service revenues	19,914	498	—	20,412

Net revenues	122,767	49,491	—	172,258
Cost of product revenues	29,879	4,121	2	34,002
Cost of service revenues	18,372	791	—	19,163
Amortization	—	—	27,799	27,799

Total cost of revenues	48,251	4,912	27,801	80,964
Other operating expenses	40,808	22,197	18,390	81,395
Embezzlement and related expense	—	—	(3,096)	(3,096)
Goodwill impairment	—	—	37,618	37,618
Depreciation and amortization	—	—	7,224	7,224
Net interest expense	—	—	18,431	18,431
Other income, net	—	—	(848)	(848)
Income tax expense	—	—	11	11

Segment net income (loss)	$33,708	$22,382	$(105,531)	$(49,441)

Year ended December 31, 2012
Product revenues	$78,463	$51,284	$—	$129,747
Service revenues	18,399	413	—	18,812

Net revenues	96,862	51,697	—	148,559
Cost of product revenues	26,406	4,644	1,578	32,628
Cost of service revenues	17,679	656	—	18,335
Amortization	—	—	24,716	24,716

Total cost of revenues	44,085	5,300	26,294	75,679
Other operating expenses	38,551	25,067	17,917	81,535
Embezzlement and related expense	—	—	516	516
Goodwill impairment	—	—	66,893	66,893
Depreciation and amortization	—	—	6,182	6,182
Impairment of long-lived assets	1,496	—	32,211	33,707
Net interest expense	—	—	18,683	18,683
Other income, net	—	—	(1,125)	(1,125)
Income tax expense	—	—	272	272

Segment net income (loss)	$12,730	$21,330	$(167,843)	$(133,783)

Note 22 — Interim Financial Information (Unaudited)

The following table presents the Company’s quarterly results of operations for fiscal 2012 and 2011.

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2012
Net revenues	$27,855	$40,429	$45,958	$34,317	$148,559

Cost of revenues	11,166	14,397	14,274	11,126	50,963
Other operating expenses	32,035	43,942	29,350	108,222	213,549
Earnings (loss) before income taxes	(20,087)	(22,500)	(2,131)	(88,793)	(133,511)
Income tax (expense) benefit	(177)	23	(104)	(14)	(272)
Net income (loss)	$(20,264)	$(22,477)	$(2,235)	$(88,807)	$(133,783)

Basic income (loss) per share	$(0.41)	$(0.45)	$(0.05)	$(1.83)	$(2.71)
Diluted income (loss) per share	$(0.41)	$(0.45)	$(0.05)	$(1.83)	$(2.71)

2011
Net revenues	$30,695	$57,191	$52,906	$31,466	$172,258

Cost of revenues	10,967	17,819	16,318	8,061	53,165
Other operating expenses	25,346	30,367	28,419	66,808	150,940
Earnings (loss) before income taxes	(9,660)	4,125	3,219	(47,114)	(49,430)
Income tax (expense) benefit	(97)	(318)	(155)	559	(11)
Net income (loss)	$(9,757)	$3,807	$3,064	$(46,555)	$(49,441)

Basic income (loss) per share	$(0.22)	$0.09	$0.07	$(0.93)	$(1.07)
Diluted income (loss) per share	$(0.22)	$0.09	$0.07	$(0.93)	$(1.07)

The net loss for the fourth quarter of 2011, the second quarter of 2012, and the fourth quarter of 2012 include goodwill impairment charges of $37.6 million, $14.7 million, and $52.2 million, respectively. Additionally, the net losses for the first through fourth quarters of 2012 include impairment of long-lived assets charges of $2.8 million, $0.3 million, $0.2 million, and $30.4 million, respectively.

Note 23 — Subsidiary Guarantor Financial Statements

The following tables present condensed consolidated financial information as of December 31, 2012 and 2011 and for the twelve month periods ended December 31, 2012, 2011, and 2010 for: (a) the Company without its consolidated subsidiaries (the “Parent Company”); (b) on a combined basis, the guarantors of the Notes, which include Cambium Learning, Inc., Cambium Education, Inc., LAZEL, Inc., and Kurzweil/IntelliTools, Inc. (the “Subsidiary Guarantors”); and (c) Voyager Learning Company (the “Non-Guarantor Subsidiary”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and the Company believes such separate statements or disclosures would not be useful to investors.

Condensed Consolidated Statement of Operations

Twelve Months Ended December 31, 2012

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$148,559	$—	$—	$148,559

Total costs and expenses	2,094	261,754	664	—	264,512

Loss before interest, other income and income taxes	(2,094)	(113,195)	(664)	—	(115,953)

Net interest expense	(18,608)	(65)	(10)	—	(18,683)
Other income, net	—	1,125	—	—	1,125
Income tax expense	—	(272)	—	—	(272)

Net loss	$(20,702)	$(112,407)	$(674)	$—	$(133,783)

Condensed Statement of Operations

Twelve Months Ended December 31, 2011

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$172,258	$—	$—	$172,258
Total costs and expenses	4,342	198,675	1,088	—	204,105

Loss before interest, other income (expense) and income taxes	(4,342)	(26,417)	(1,088)	—	(31,847)
Net interest income (expense), net	(16,183)	(3,018)	770	—	(18,431)
Other income, net	—	848	—	—	848
Income tax expense	—	(11)	—	—	(11)

Net loss	$(20,525)	$(28,598)	$(318)	$—	$(49,441)

Condensed Statement of Operations

Twelve Months Ended December 31, 2010

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$181,260	$—	$—	$181,260
Total costs and expenses	(514)	180,721	968	—	181,175

Income (loss) before interest, other income (expense) and income taxes	514	539	(968)	—	85
Net interest expense	—	(17,240)	(52)	—	(17,292)
Other income, net	—	674	—	—	674
Income tax benefit	—	583	—	—	583

Net income (loss)	$514	$(15,444)	$(1,020)	$—	$(15,950)

Condensed Consolidated Balance Sheet

As of December 31, 2012

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Investment in subsidiaries	$252,333	$—	$—	$(252,333)	$—
Other assets	209,034	241,827	20,314	(240,716)	230,459

Total assets	$461,367	$241,827	$20,314	$(493,049)	$230,459

Total liabilities	$227,107	$267,823	$22,290	$(240,716)	$276,504
Total stockholders’ equity (deficit)	234,260	(25,996)	(1,976)	(252,333)	(46,045)

Total liabilities and stockholders’ equity (deficit)	$461,367	$241,827	$20,314	$(493,049)	$230,459

Condensed Consolidated Balance Sheet

As of December 31, 2011

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Investment in subsidiaries	$252,333	$—	$—	$(252,333)	$—
Other assets	214,311	355,628	20,535	(220,794)	369,680

Total assets	$466,644	$355,628	$20,535	$(473,127)	$369,680

Total liabilities	$210,295	$269,217	$20,892	$(220,794)	$279,610
Total stockholders’ equity	256,349	86,411	(357)	(252,333)	90,070

Total liabilities and stockholders’ equity	$466,644	$355,628	$20,535	$(473,127)	$369,680

Condensed Statement of Cash Flows

Twelve Months Ended December 31, 2012

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities	$2,597	$7,732	$—	$—	$10,329
Net cash used in investing activities	—	(17,881)	—	—	(17,881)
Net cash used in financing activities	(2,597)	(1,138)	—	—	(3,735)
Decrease in cash and cash equivalents	—	(11,287)	—	—	(11,287)
Cash and cash equivalents, beginning of period	5,288	57,903	—	—	63,191

Cash and cash equivalents, end of period	$5,288	$46,616	$—	$—	$51,904

Condensed Statement of Cash Flows

Twelve Months Ended December 31, 2011

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(179,686)	$223,326	$—	$—	$43,640
Net cash used in investing activities	(1,993)	(18,472)	—	—	(20,465)
Net cash provided by (used in) financing activities	181,748	(153,563)	—	—	28,185
Increase in cash and cash equivalents	69	51,291	—	—	51,360
Cash and cash equivalents, beginning of period	5,219	6,612	—	—	11,831

Cash and cash equivalents, end of period	$5,288	$57,903	$—	$—	$63,191

Condensed Statement of Cash Flows

Twelve Months Ended December 31, 2010

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities	$788	$20,471	$—	$—	$21,259
Net cash used in investing activities	(1,106)	(13,335)	—	—	(14,441)
Net cash used in financing activities	(963)	(7,369)	—	—	(8,332)
Decrease in cash and cash equivalents	(1,281)	(233)	—	—	(1,514)
Cash and cash equivalents, beginning of period	6,500	6,845	—	—	13,345

Cash and cash equivalents, end of period	$5,219	$6,612	$—	$—	$11,831

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A	Controls and Procedures.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework. Through management’s assessment, management did not identify any material weaknesses in the Company’s internal control over financial reporting as of December 31, 2012.

As a result of the assessment discussed above, management of the Company has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Whitley Penn LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2012, which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the Company’s 2013 Annual Meeting of Stockholders expected to be held May 15, 2013 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the year covered by this Annual Report on Form 10-K (the “Proxy Statement”). Certain information regarding the Company’s executive officers is set forth in Part I — Item 1 — Business.

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

(a) 1. Financial statements:

The following Consolidated Financial Statements of Cambium Learning Group, Inc. are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Balance Sheets at December 31, 2012 and 2011

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010

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

Exhibit Number	Description

*2.1	Agreement and Plan of Mergers, dated as of June 20, 2009, among Cambium Learning Group, Inc., Voyager Learning Company, VSS-Cambium Holdings II Corp., Consonant Acquisition Corp., Vowel Acquisition Corp. and Vowel Representative, LLC. (incorporated by reference to Annex A to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

*2.2	Amendment No. 1, dated September 20, 2010, to Agreement and Plan of Mergers, by and among Cambium Learning Group, Inc., Voyager Learning Company, Vowel Acquisition Corp., VSS-Cambium Holdings II Corp., Consonant Acquisition Corp. and Vowel Representative, LLC (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 20, 2010 (File No. 001-34575)).

*3.1	Second Amended and Restated Certificate of Incorporation of Cambium Learning Group, Inc. (formerly known as Cambium-Voyager Holdings, Inc.) (incorporated by reference to Annex C to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

*3.2	Amended and Restated Bylaws of Cambium Learning Group, Inc. (incorporated by reference to Annex D to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

*4.1	Specimen share certificate of Cambium Learning Group, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on October 9, 2009 (File No. 333-161075)).

*4.2	Form of Cambium Learning Group, Inc. Warrant. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*4.3	Indenture, dated as of February 17, 2011, by and among Cambium Learning Group, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated February 17, 2011 (File No. 001-34575)).

*4.4	Form of 9.75% Senior Secured Note due 2017 (included in Exhibit 4.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated February 17, 2011 (File No. 001-34575), which is incorporated by reference herein).

*10.1	Form of Contingent Rights Agreement by and among Cambium Learning Group, Inc. (formerly known as Cambium-Voyager Holdings, Inc.), Vowel Representative, LLC and Wells Fargo Bank, National Association (incorporated by reference to Annex J to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

*10.2	Form of Escrow Agreement by and among Cambium-Voyager Holdings, Inc., Vowel Representative, LLC, Voyager Learning Company, Richard Surratt and Wells Fargo Bank, National Association (incorporated by reference to Annex K to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

*10.3	Form of Stockholders Agreement by and among Cambium-Voyager Holdings, Inc., VSS-Cambium Holdings III, LLC and Vowel Representative, LLC (incorporated by reference to Annex L to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

*+10.4	Cambium Learning Group, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.5	Employment Agreement, dated April 12, 2007, by and between Cambium Learning, Inc. and David Cappellucci (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.6	Amendment, dated June 26, 2009, by and among David Cappellucci, Cambium Learning, Inc. and Cambium Voyager Holdings, Inc. to Employment Agreement, dated April 12, 2007 (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.7	Employment agreement dated April 9, 2009, between Voyager Learning Company and Ron Klausner (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.8	Employment agreement dated June 19, 2009, between Voyager Expanded Learning and Brad Almond (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.9	Retention Agreement, dated July 13, 2006, by and between Voyager Learning Company (f/k/a ProQuest Company) and Todd Buchardt (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.10	Employment agreement dated May 8, 2009, between Voyager Learning Company and Todd Buchardt (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.11	Employment agreement dated March 4, 2009, between Voyager Expanded Learning and John Campbell (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.12	Amendment to Employment Agreement dated as of August 7, 2009, by and among Cambium-Voyager Holdings, Inc., Voyager Learning Company and Ronald Klausner (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.13	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 99.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated May 25, 2010 (File No. 001-34575)).

*10.14	Amendment No. 1, dated September 20, 2010, to Escrow Agreement, by and among Wells Fargo Bank, National Association, Cambium Learning Group, Inc., Voyager Learning Company, Vowel Representative, LLC and Richard J. Surratt (incorporated by reference to Exhibit 10.2 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 20, 2010 (File No. 001-34575)).

*10.15	Office Lease Agreement Between Briargrove Place, L.L.C. and Cambium Learning, Inc., dated July 9, 2010 (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated July 9, 2010 (File No. 001-34575)).

*10.16	Loan and Security Agreement, dated as of February 17, 2011, by and among Harris N.A. as Lender and as Agent, Barclay’s Bank PLC as Collateral Agent, and Cambium Learning, Inc. as Borrower (incorporated by reference to Exhibit 4.3 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011 (File No. 001-34575)).

*10.17	Purchase Agreement, dated as of February 14, 2011, for $175,000,000 Cambium Learning Group, Inc. 9.75% Senior Secured Notes due 2017 (incorporated by reference to Exhibit 4.4 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011 (File No. 001-34575)).

*10.18	Registration Rights Agreement, dated as of February 17, 2011, by and among Cambium Learning Group, Inc., as the Guarantors and Barclays Capital Inc. and BMO Capital Markets Corp., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.4 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011 (File No. 001-34575)).

*10.19	Amendment No. 1 to Stockholders Agreement, made as of April 12, 2011, to that certain Stockholders Agreement, dated as of December 8, 2009, by and among Cambium Learning Group, Inc. (f/k/a Cambium Holdings, Inc.), VSS-Cambium Holdings III, LLC, and Vowel Representative, LLC, as Stockholders’ Representative (incorporated by reference to Exhibit 99.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated April 12, 2011 (File No. 001-34575)).

*10.20	Stock Purchase Agreement, dated May 20, 2011, by and among Cambium Learning Group, Inc. and each of the persons and entities listed on Schedule I attached to the agreement (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated May 17, 2011 (File No. 001-34575)).
*10.21	Asset Purchase Agreement, dated September 21, 2011, between Cambium Education, Inc. and Class.com, Inc. (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 21, 2011 (File No. 001-34575)).

*10.22	Logistics Services Agreement, dated February 22, 2012, between Cambium Learning, Inc. and Ozburn-Hessey Logistics, LLC (incorporated by reference to Exhibit 10.22 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012 (File No. 001-34575)).

*+10.23	Agreement and General Release, dated December 20, 2011, between Cambium Learning Group, Inc. and David Cappellucci (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated December 20, 2011 (File No. 001-34575)).

*+10.24	Employment agreement dated November 21, 2011, between Cambium Learning Group, Inc. and Vernon Johnson (incorporated by reference to Exhibit 10.24 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012 (File No. 001-34575)).

*10.25	Stock Purchase Agreement, dated June 22, 2012, by and among Cambium Learning Group, Inc. and each of the persons and entities listed on Schedule I attached to the agreement (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated June 22, 2012 (File No. 001-34575)).

10.26	Stock Purchase Agreement, dated December 11, 2012, by and among Cambium Learning Group, Inc. and each of the persons and entities listed on Schedule I attached to the agreement.

10.27	Stock Purchase Agreement, dated December 11, 2012, by and among Cambium Learning Group, Inc. and each of the persons and entities listed on Schedule I attached to the agreement.

10.28	Pre-Programmed Corporate Stock Repurchase Plan, dated June 5, 2012, by and among Cambium Learning Group, Inc. and Robert W. Baird & Co.

*18	Preferability Letter Regarding Change in Accounting Policy relating to Goodwill (incorporated by reference to Exhibit 18 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the three and nine months ended September 30, 2012 filed with the SEC on November 9, 2012 (File No. 001-34575)).

21.1	Subsidiaries of Cambium Learning Group, Inc.

23.1	Consent of Whitley Penn LLP.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.**

101.def	XBRL Taxonomy Extension Definition Linkbase Document.**

101.sch	XBRL Taxonomy Extension Schema Document.**

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.lab	XBRL Taxonomy Extension Label Linkbase Document.**

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.**

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

Date: March 8, 2013	Cambium Learning Group, Inc.

	By:	/s/ Bradley C. Almond
Bradley C. Almond
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Klausner Ronald Klausner	Director and Chief Executive Officer (Principal Executive Officer)	March 8, 2013

/s/ Dr. Vernon Johnson Dr. Vernon Johnson	Director and President of Voyager Business Unit	March 8, 2013

/s/ Bradley C. Almond Bradley C. Almond	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2013

/s/ Barbara Benson Barbara Benson	Vice President and Controller (Principal Accounting Officer)	March 8, 2013

/s/ Harold O. Levy Harold O. Levy	Director	March 8, 2013

/s/ Thomas Kalinske Thomas Kalinske	Director	March 8, 2013

/s/ Neil Weiner Neil Weiner	Director	March 8, 2013

/s/ Walter Bumphus Walter Bumphus	Director	March 8, 2013

/s/ David F. Bainbridge David F. Bainbridge	Director	March 8, 2013

/s/ Richard J. Surratt Richard J. Surratt	Director	March 8, 2013

/s/ Jeffrey T. Stevenson Jeffrey T. Stevenson	Director	March 8, 2013

EXHIBIT INDEX

Exhibit Number	Description

*2.1	Agreement and Plan of Mergers, dated as of June 20, 2009, among Cambium Learning Group, Inc., Voyager Learning Company, VSS-Cambium Holdings II Corp., Consonant Acquisition Corp., Vowel Acquisition Corp. and Vowel Representative, LLC. (incorporated by reference to Annex A to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

*2.2	Amendment No. 1, dated September 20, 2010, to Agreement and Plan of Mergers, by and among Cambium Learning Group, Inc., Voyager Learning Company, Vowel Acquisition Corp., VSS-Cambium Holdings II Corp., Consonant Acquisition Corp. and Vowel Representative, LLC (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 20, 2010 (File No. 001-34575)).

*3.1	Second Amended and Restated Certificate of Incorporation of Cambium Learning Group, Inc. (formerly known as Cambium-Voyager Holdings, Inc.) (incorporated by reference to Annex C to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

*3.2	Amended and Restated Bylaws of Cambium Learning Group, Inc. (incorporated by reference to Annex D to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

*4.1	Specimen share certificate of Cambium Learning Group, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on October 9, 2009 (File No. 333-161075)).

*4.2	Form of Cambium Learning Group, Inc. Warrant. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*4.3	Indenture, dated as of February 17, 2011, by and among Cambium Learning Group, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated February 17, 2011 (File No. 001-34575)).

*4.4	Form of 9.75% Senior Secured Note due 2017 (included in Exhibit 4.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated February 17, 2011 (File No. 001-34575), which is incorporated by reference herein).

*10.1	Form of Contingent Rights Agreement by and among Cambium Learning Group, Inc. (formerly known as Cambium-Voyager Holdings, Inc.), Vowel Representative, LLC and Wells Fargo Bank, National Association (incorporated by reference to Annex J to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

*10.2	Form of Escrow Agreement by and among Cambium-Voyager Holdings, Inc., Vowel Representative, LLC, Voyager Learning Company, Richard Surratt and Wells Fargo Bank, National Association (incorporated by reference to Annex K to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

*10.3	Form of Stockholders Agreement by and among Cambium-Voyager Holdings, Inc., VSS-Cambium Holdings III, LLC and Vowel Representative, LLC (incorporated by reference to Annex L to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 10, 2009 (File No. 333-161075)).

*+10.4	Cambium Learning Group, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.5	Employment Agreement, dated April 12, 2007, by and between Cambium Learning, Inc. and David Cappellucci (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.6	Amendment, dated June 26, 2009, by and among David Cappellucci, Cambium Learning, Inc. and Cambium Voyager Holdings, Inc. to Employment Agreement, dated April 12, 2007 (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.7	Employment agreement dated April 9, 2009, between Voyager Learning Company and Ron Klausner (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.8	Employment agreement dated June 19, 2009, between Voyager Expanded Learning and Brad Almond (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.9	Retention Agreement, dated July 13, 2006, by and between Voyager Learning Company (f/k/a ProQuest Company) and Todd Buchardt (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.10	Employment agreement dated May 8, 2009, between Voyager Learning Company and Todd Buchardt (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.11	Employment agreement dated March 4, 2009, between Voyager Expanded Learning and John Campbell (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.12	Amendment to Employment Agreement dated as of August 7, 2009, by and among Cambium-Voyager Holdings, Inc., Voyager Learning Company and Ronald Klausner (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.13	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 99.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated May 25, 2010 (File No. 001-34575)).

*10.14	Amendment No. 1, dated September 20, 2010, to Escrow Agreement, by and among Wells Fargo Bank, National Association, Cambium Learning Group, Inc., Voyager Learning Company, Vowel Representative, LLC and Richard J. Surratt (incorporated by reference to Exhibit 10.2 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 20, 2010 (File No. 001-34575)).

*10.15	Office Lease Agreement Between Briargrove Place, L.L.C. and Cambium Learning, Inc., dated July 9, 2010 (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated July 9, 2010 (File No. 001-34575)).

*10.16	Loan and Security Agreement, dated as of February 17, 2011, by and among Harris N.A. as Lender and as Agent, Barclay’s Bank PLC as Collateral Agent, and Cambium Learning, Inc. as Borrower (incorporated by reference to Exhibit 4.3 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011 (File No. 001-34575)).

*10.17	Purchase Agreement, dated as of February 14, 2011, for $175,000,000 Cambium Learning Group, Inc. 9.75% Senior Secured Notes due 2017 (incorporated by reference to Exhibit 4.4 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011 (File No. 001-34575)).

*10.18	Registration Rights Agreement, dated as of February 17, 2011, by and among Cambium Learning Group, Inc., as the Guarantors and Barclays Capital Inc. and BMO Capital Markets Corp., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.4 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011 (File No. 001-34575)).

*10.19	Amendment No. 1 to Stockholders Agreement, made as of April 12, 2011, to that certain Stockholders Agreement, dated as of December 8, 2009, by and among Cambium Learning Group, Inc. (f/k/a Cambium Holdings, Inc.), VSS-Cambium Holdings III, LLC, and Vowel Representative, LLC, as Stockholders’ Representative (incorporated by reference to Exhibit 99.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated April 12, 2011 (File No. 001-34575)).

*10.20	Stock Purchase Agreement, dated May 20, 2011, by and among Cambium Learning Group, Inc. and each of the persons and entities listed on Schedule I attached to the agreement (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated May 17, 2011 (File No. 001-34575)).

*10.21	Asset Purchase Agreement, dated September 21, 2011, between Cambium Education, Inc. and Class.com, Inc. (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 21, 2011 (File No. 001-34575)).

*10.22	Logistics Services Agreement, dated February 22, 2012, between Cambium Learning, Inc. and Ozburn-Hessey Logistics, LLC (incorporated by reference to Exhibit 10.22 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012 (File No. 001-34575)).

*+10.23	Agreement and General Release, dated December 20, 2011, between Cambium Learning Group, Inc. and David Cappellucci (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated December 20, 2011 (File No. 001-34575)).

*+10.24	Employment agreement dated November 21, 2011, between Cambium Learning Group, Inc. and Vernon Johnson (incorporated by reference to Exhibit 10.24 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012 (File No. 001-34575)).

*10.25	Stock Purchase Agreement, dated June 22, 2012, by and among Cambium Learning Group, Inc. and each of the persons and entities listed on Schedule I attached to the agreement (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated June 22, 2012 (File No. 001-34575)).

10.26	Stock Purchase Agreement, dated December 11, 2012, by and among Cambium Learning Group, Inc. and each of the persons and entities listed on Schedule I attached to the agreement.

10.27	Stock Purchase Agreement, dated December 11, 2012, by and among Cambium Learning Group, Inc. and each of the persons and entities listed on Schedule I attached to the agreement.

10.28	Pre-Programmed Corporate Stock Repurchase Plan, dated June 5, 2012, by and among Cambium Learning Group, Inc. and Robert W. Baird & Co.

*18	Preferability Letter Regarding Change in Accounting Policy relating to Goodwill (incorporated by reference to Exhibit 18 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the three and nine months ended September 30, 2012 filed with the SEC on November 9, 2012 (File No. 001-34575)).

21.1	Subsidiaries of Cambium Learning Group, Inc.

23.1	Consent of Whitley Penn LLP.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.**

101.def	XBRL Taxonomy Extension Definition Linkbase Document.**

101.sch	XBRL Taxonomy Extension Schema Document.**

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.lab	XBRL Taxonomy Extension Label Linkbase Document.**

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.**

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