Form 10-Q
period 2013-03-31
CAMBIUM LEARNING GROUP, INC.
filed 2013-05-09
CIK 1466815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 30, 2013 was 46,904,370.

Part I. Financial Information

Item 1. Financial Statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2013	2012
Net revenues	$31,429	$27,855
Cost of revenues:
Cost of revenues	11,403	11,166
Amortization expense	3,707	6,370

Total cost of revenues	15,110	17,536
Research and development expense	2,331	3,332
Sales and marketing expense	10,333	11,896
General and administrative expense	6,793	5,745
Shipping and handling costs	299	327
Depreciation and amortization expense	1,216	1,659
Embezzlement and related expense (recoveries)	—	(85)
Impairment of long-lived assets	—	2,791

Total costs and expenses	36,082	43,201
Loss before interest, other income (expense) and income taxes	(4,653)	(15,346)
Net interest expense	(4,576)	(4,777)
Other income, net	219	36

Loss before income taxes	(9,010)	(20,087)
Income tax expense	(68)	(177)

Net loss	$(9,078)	$(20,264)

Other comprehensive income (loss):
Amortization of net pension loss	30	9

Comprehensive loss	$(9,048)	$(20,255)

Net loss per common share:
Basic net loss per common share	$(0.19)	$(0.41)
Diluted net loss per common share	$(0.19)	$(0.41)
Average number of common shares and equivalents outstanding:
Basic	47,397	49,947
Diluted	47,397	49,947

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	As of
	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,149	$51,904
Accounts receivable, net	18,152	17,813
Inventory	14,253	16,620
Tax receivables	12,312	12,234
Restricted assets, current	4,351	4,387
Assets held for sale	380	380
Other current assets	5,393	5,892

Total current assets	85,990	109,230
Property, equipment and software at cost	37,465	35,535
Accumulated depreciation and amortization	(16,305)	(14,514)

Property, equipment and software, net	21,160	21,021

Goodwill	47,404	47,404
Acquired curriculum and technology intangibles, net	8,383	9,320
Acquired publishing rights, net	6,878	7,602
Other intangible assets, net	7,385	7,836
Pre-publication costs, net	12,499	11,660
Restricted assets, less current portion	6,422	6,754
Other assets	9,294	9,632

Total assets	$205,415	$230,459

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	As of
	March 31,	December 31,
	2013	2012
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Capital lease obligations, current	$1,044	$1,290
Accounts payable	1,352	3,007
Contingent value rights, current	7,654	7,599
Accrued expenses	14,766	20,530
Deferred revenue, current	38,614	45,974

Total current liabilities	63,430	78,400

Long-term liabilities:
Long-term debt	174,368	174,328
Capital lease obligations, less current portion	2,781	3,014
Deferred revenue, less current portion	5,067	5,631
Other liabilities	14,854	15,131

Total long-term liabilities	197,070	198,104

Commitments and contingencies (See Note 13)
Stockholders’ equity (deficit):
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at March 31, 2013 and December 31, 2012)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 51,208 and 51,208 shares issued, and 46,904 and 47,098 shares outstanding at March 31, 2013 and December 31, 2012, respectively)	51	51
Capital surplus	282,702	282,450
Accumulated deficit	(327,520)	(318,442)
Treasury stock at cost (4,304 and 4,110 shares at March 31, 2013 and December 31, 2012, respectively)	(7,772)	(7,528)
Other comprehensive income (loss):
Pension and postretirement plans	(2,546)	(2,576)

Accumulated other comprehensive income (loss)	(2,546)	(2,576)

Total stockholders’ equity (deficit)	(55,085)	(46,045)

Total liabilities and stockholders’ equity (deficit)	$205,415	$230,459

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2013	2012
Operating activities:
Net loss	$(9,078)	$(20,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,923	8,029
Amortization of note discount and deferred financing costs	430	435
Change in fair value of contingent value rights obligation	55	53
Loss on disposal of assets	3	81
Stock-based compensation and expense	229	225
Impairment of long-lived assets	—	2,791
Changes in operating assets and liabilities:
Accounts receivable, net	(339)	2,836
Inventory	2,367	(520)
Other current assets	545	112
Other assets	(52)	(68)
Restricted assets	368	372
Accounts payable	(1,655)	1,280
Accrued expenses	(5,764)	(5,316)
Deferred revenue	(7,924)	(7,081)
Other long-term liabilities	(348)	(200)

Net cash used in operating activities	(16,240)	(17,235)

Investing activities:
Expenditures for property, equipment, software and pre-publication costs	(3,792)	(3,792)

Net cash used in investing activities	(3,792)	(3,792)

Financing activities:
Principal payments under capital lease obligations	(479)	(396)
Share repurchases	(244)	—

Net cash used in financing activities	(723)	(396)

Decrease in cash and cash equivalents	(20,755)	(21,423)
Cash and cash equivalents, beginning of period	51,904	63,191

Cash and cash equivalents, end of period	$31,149	$41,768

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

Presentation. The Condensed Consolidated Financial Statements include the accounts of Cambium Learning Group, Inc. and subsidiaries (the “Company”) and are unaudited. The condensed balance sheet as of December 31, 2012 has been derived from audited financial statements. All intercompany transactions are eliminated.

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Due to seasonality, the results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

Nature of Operations. The Company is a leading educational solutions and services company that is committed to helping every student reach their full potential by providing evidence-based solutions and expert professional services to empower educators and raise the achievement levels of all students. The Company’s brands include: Voyager Learning and Sopris Learning, Learning A–Z, ExploreLearning, and the Kurzweil Educational Systems and IntelliTools products. Together, these business units provide best-in-class intervention and supplemental instructional materials; gold-standard professional development and school-improvement services; breakthrough technology solutions for online learning and professional support; valid and reliable assessments; and proven materials to support a positive and safe school environment.

These brands comprise four reportable segments with separate management teams and infrastructures that offer various products and services: Voyager Sopris Learning, Learning A-Z, ExploreLearning and Kurzweil/IntelliTools. Prior to the first quarter of 2013, the Company operated in two reportable segments, Voyager Sopris Learning and Cambium Learning Technologies. See Note 15 to the Condensed Consolidated Financial Statements for further information on the Company’s segment reporting structure.

Note 2 — Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.4 million at March 31, 2013 and December 31, 2012. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment could reasonably be expected to cause sales returns to differ from historical experience.

Note 3 — Stock-Based Compensation and Expense

The stock-based compensation and expense was allocated as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Cost of revenues	$12	$12
Research and development expense	28	30
Sales and marketing expense	22	30
General and administrative expense	167	153

Total	$229	$225

No stock-based compensation awards were granted during the quarter ended March 31, 2013. The following assumptions were used in the Black-Scholes option-pricing model to estimate the fair value of the awards granted during the quarter ended March 31, 2012:

Three Months Ended
March 31, 2012
Expected stock volatility	35.00%
Risk-free interest rate	1.17%
Expected years until exercise	6.25
Dividend yield	0.00%

Due to a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company used the simplified method as described in applicable accounting guidance for stock-based compensation to estimate the expected years until exercise on new awards.

During the quarter ended March 31, 2013, 180,699 of the options granted on December 8, 2009, 42,637 of the options granted on January 27, 2010, 12,401 of the options granted on May 25, 2010, 24,336 of the options granted on February 1, 2011, and 337,782 of the options granted on December 1, 2011 were forfeited.

During the quarter ended March 31, 2013, the related restrictions lapsed on restricted common stock awards of 47,295 shares.

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

	Three Months Ended March 31,
(in thousands)	2013	2012
Basic	47,397	49,947
Dilutive effect of awards	—	—

Diluted	47,397	49,947

Antidilutive securities:
Options	3,160	4,145
Warrants	282	187
Restricted stock	3	59

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

As of March 31, 2013, financial instruments include $31.1 million of cash and cash equivalents, restricted assets of $10.8 million, collateral investments of $2.0 million, $174.4 million of senior secured notes, $0.3 million of warrants, assets held for sale of $0.4 million, and $7.7 million in contingent value rights (“CVRs”). As of December 31, 2012, financial instruments include $51.9 million of cash and cash equivalents, restricted assets of $11.1 million, collateral investments of $2.0 million, $174.3 million of senior secured notes, $0.3 million of warrants, assets held for sale of $0.4 million, and $7.6 million in CVRs. The fair market values of cash equivalents and restricted assets are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period. The fair values of the properties held for sale were determined by an independent appraisal conducted by a licensed realtor based on the values of similar properties in the area. These properties were acquired by the Company as a result of its recovery efforts in connection with the employee embezzlement matter described in Note 16.

As of March 31, 2013, the fair value of the senior secured notes was $142.4 million based on quoted market prices in active markets for these debt instruments when traded as assets.

Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	As of March 31,	Assets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Restricted assets:
Money market	$10,773	$10,773	$—	$—
Collateral investments:
Money market	903	903	—	—
Certificate of deposit	1,067	1,067	—	—
Warrant	288	—	288	—
Assets held for sale:
Recovered properties	380	—	380	—
CVRs	7,654	—	—	7,654

(in thousands)		Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	As of December 31,	Assets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Restricted assets:
Money market	$11,141	$11,141	$—	$—
Collateral investments:
Money market	902	902	—	—
Certificate of deposit	1,067	1,067	—	—
Warrant	310	—	310	—
Assets held for sale:
Recovered properties	380	—	380	—
CVRs	7,599	—	—	7,599

(in thousands)	Total Gains (Losses) for the Three Months Ended March 31,
Description	2013	2012
Restricted assets:
Money market	$—	$—
Collateral investments:
Money market	—	—
Certificate of deposit	—	—
Warrant	22	75
Assets held for sale:
Recovered properties	—	—
CVRs	(55)	(53)

The warrant was valued using the Black-Scholes pricing model. Due to the low exercise price of the warrants, the model assumptions do not significantly impact the valuation.

Contingent Value Rights

As part of the 2009 merger with Voyager Learning Company (“VLCY”), each former VLCY shareholder received a CVR to receive cash in an amount equal to the aggregate amount of specified tax refunds received after the closing of the mergers and various other amounts deposited in escrow on or after the closing date, reduced by any payments to be made under the escrow agreement entered into in connection with the mergers, with respect to agreed contingencies, a potential working capital adjustment and allowed expenses, divided by the total number of shares of VLCY common stock outstanding immediately prior to the effective time of the mergers.

The first and second CVR payment dates were in September 2010 and June 2011, with $1.1 million and $2.0 million, respectively, distributed to the escrow agent at those times for distribution to holders of the CVRs. The remaining potential amounts to be distributed under the CVR include funds related to a potential tax indemnity obligation and refunds related to a Michigan state tax matter. As of March 31, 2013, a fair value of $7.7 million has been recorded as a liability for the remaining CVR payments, composed of $5.8 million related to the Michigan state tax matter and $1.9 million related to the potential tax indemnity obligation. As the potential tax indemnity obligation was not triggered and the Michigan state tax matter has been settled in the Company’s favor, the Company does not expect any significant future changes in the estimate of the CVRs. The final distribution to the CVR holders is expected to be made no later than October 2013. Based on 29,904,144 VLCY shares outstanding at the date of the 2009 merger and expected accrued interest through the payout date, the final CVR distribution is expected to range between $0.25 and $0.27 per share for the former VLCY shareholders.

See Note 13 for further information on the Michigan tax matter.

A detail of the elements included in the CVR is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	CVRs
		(In thousands)
Components of Remaining CVR Liability:	Estimated Fair Value as of December 31, 2012	Accrued Interest	Estimated Fair Value as of March 31, 2013
Michigan state tax issue	$5,732	$55	$5,787
Tax indemnity obligation	1,867	—	1,867

Estimated remaining CVR liability	$7,599	$55	$7,654

As of March 31, 2013, the remaining CVR liability of $7.7 million was comprised of $5.8 million related to the Michigan state tax agreed upon contingency and $1.9 million related to a potential tax indemnity obligation. Restricted assets in an escrow account for the benefit of the CVRs are $3.0 million for the potential tax indemnity obligation noted above, which, as such obligation was not triggered, will benefit the CVRs by the $1.9 million with the remainder reverting back to general cash of the Company.

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

Assets and liabilities measured at fair value on a non-recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	As of March 31,	Assets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Goodwill	$47,404	$—	$—	$47,404
Property, equipment and software	21,160	—	—	21,160
Pre-publication costs, net	12,499	—	—	12,499
Acquired curriculum and technology intangibles, net	8,383	—	—	8,383
Acquired publishing rights, net	6,878	—	—	6,878
Other intangible assets, net	7,385	—	—	7,385

(in thousands)		Fair Value at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	As of December 31,	Assets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Goodwill	$47,404	$—	$—	$47,404
Property, equipment and software	21,021	—	—	21,021
Pre-publication costs, net	11,660	—	—	11,660
Acquired curriculum and technology intangibles, net	9,320	—	—	9,320
Acquired publishing rights, net	7,602	—	—	7,602
Other intangible assets, net	7,836	—	—	7,836

(in thousands)	Total Gains (Losses) for the Three Months Ended March 31,
Description	2013	2012
Goodwill	$—	$—
Property, equipment and software	—	(2,791)
Pre-publication costs, net	—	—
Acquired curriculum and technology intangibles, net	—	—
Acquired publishing rights, net	—	—
Other intangible assets, net	—	—

There were no significant remeasurements of these assets during the first quarter of 2013.

During the quarter ended March 31, 2012, an Impairment of Long-Lived Assets charge of $2.8 million was recorded primarily due to the Company’s decision to outsource its warehouse operations to Ozburn Hessey Logistics and to cease use of its leased facility in Frederick, Colorado.

Note 6 — Other Current Assets

Other current assets at March 31, 2013 and December 31, 2012 consisted of the following:

	As of
	March 31,	December 31,
(in thousands)	2013	2012
Deferred costs	$2,902	$4,132
Prepaid expenses	2,165	1,599
Deferred taxes	261	137
Other current assets	65	24

Total	$5,393	$5,892

Note 7 — Other Assets

Other assets at March 31, 2013 and December 31, 2012 consisted of the following:

	As of
	March 31,	December 31,
(in thousands)	2013	2012
Deferred financing costs	$5,732	$6,121
Collateral investments	1,970	1,969
Other	1,592	1,542

Total	$9,294	$9,632

The deferred financing costs represent costs incurred in connection with the issuance of the $175 million aggregate principal amount of 9.75% senior secured notes as described in Note 14 to the Condensed Consolidated Financial Statements.

Note 8 — Accrued Expenses

Accrued expenses at March 31, 2013 and December 31, 2012 consisted of the following:

	As of
	March 31,	December 31,
(in thousands)	2013	2012
Salaries, bonuses and benefits	$7,412	$7,593
Accrued interest	2,208	6,490
Pension and post-retirement medical benefits	1,222	1,218
Accrued royalties	997	1,399
Deferred compensation	21	57
Other	2,906	3,773

Total	$14,766	$20,530

Accrued interest primarily relates to our 9.75% senior secured notes. The notes require semi-annual interest payments in arrears on each February 15 and August 15 over the life of the notes.

Note 9 — Other Liabilities

Other liabilities at March 31, 2013 and December 31, 2012 consisted of the following:

	As of
	March 31,	December 31,
(in thousands)	2013	2012
Pension and post-retirement medical benefits, long-term portion	$11,198	$11,392
Deferred rent	1,389	1,457
Long-term income tax payable	864	852
Long-term deferred compensation	484	503
Long-term deferred tax liability	397	273
Other	522	654

Total	$14,854	$15,131

Note 10 — Pension Plan

The net pension costs of the Company’s defined benefit pension plan for the three months ended March 31, 2013 and 2012 were comprised primarily of interest costs and totaled $0.1 million in each period. The net pension costs for the three months ended March 31, 2013 and 2012 also included accumulated net loss amortization of $30 thousand and $9 thousand, respectively.

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

The total expense for all reengineering and restructuring initiatives from the fourth quarter of 2011 through the end of 2012 was $9.6 million, including both cash and non-cash items, and capital expenditures were $0.7 million. The following table summarizes the amounts incurred in connection with the reengineering and restructuring initiative:

	Incurred in	Incurred in
	Year Ended	Year Ended	Total Amount
	December 31,	December 31,	Incurred Under
(in thousands)	2011	2012	the Plan
One-time termination benefits	$1,189	$2,507	$3,696
Impairment of long-lived assets	—	4,448	4,448
Warehouse transition costs	—	1,003	1,003
Facility rationalization costs	—	209	209
Process reengineering costs	—	203	203

	$1,189	$8,370	$9,559

Reengineering and restructuring charges were recorded to the following line items in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012: $0.6 million to Cost of Revenues; $0.1 million to Research and Development Expense; $0.1 million to Sales and Marketing Expense; $0.1 million to Shipping and Handling Costs; and $2.8 million to Impairment of Long-Lived Assets. All of these charges were recorded in unallocated shared services.

One-Time
Termination
(in thousands)	Benefits
Balance as of December 31, 2012	$828
Accrual changes	(18)
Payments made	(432)

Balance as of March 31, 2013	$378

The reengineering and restructuring charges are recorded in unallocated shared services.

Note 12 — Uncertain Tax Positions

The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in its financial statements. For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in its financial statements is recorded on the condensed consolidated balance sheet as an unrecognized tax benefit (“UTB”). The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities. The balance of UTBs was $7.1 million at March 31, 2013 and December 31, 2012.

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

In March 2013, the Company’s Board of Directors announced that they had accepted the resignations of Ron Klausner, Chief Executive Officer; Vernon Johnson, President of Voyager Sopris Learning; and Brad Almond, Chief Financial Officer. These resignations were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Severance charges of $1.5 million were recorded in the first quarter of 2013 in connection with these resignations.

The Company had a potential contingent liability related to state income taxes and related interest that had been assessed against a former subsidiary. On August 27, 2010, the former subsidiary received a decision and order of determination from the Michigan taxing authority. According to the determination of the Michigan taxing authority, the former subsidiary was liable to the State of Michigan for unpaid taxes and interest in the amount of approximately $10.4 million. In order to expedite resolution of this matter and access the Michigan Court of Claims, the Company paid this liability to the state of Michigan on behalf of the former subsidiary on September 7, 2010 and filed an action in the Michigan Court of Claims to pursue a refund of the assessment. On November 16, 2011, the Michigan Court of Claims ruled in the Company’s favor. The Michigan state taxing authority then appealed the decision of the Court of Claims to the Michigan Court of Appeals. On January 16, 2013, the Michigan Court of Appeals affirmed the verdict of the Court of Claims. As the Michigan state taxing authority declined to appeal the case to the Michigan Supreme Court, the Company expects to receive the refund, plus statutory interest, in the second quarter of 2013. As such, the tax receivable of $11.6 million and $11.5 million as of March 31, 2013 and December 31, 2012, respectively, are equal to the expected refund plus statutory interest at each date and are recorded in Tax Receivables on the Condensed Consolidated Balance Sheets.

This liability was identified as an agreed contingency for purposes of the CVRs issued as part of a 2009 merger. In accordance with the terms of the merger agreement, dated June 20, 2009, fifty percent (50%) of any amount that is paid or due and payable with respect to each agreed contingency would offset payments due under the CVRs from an amount held for such payments by Wells Fargo Bank, N.A., as escrow agent, in an escrow account. Upon payment of the approximately $10.4 million, the Company requested a disbursement to the Company from the escrow account in an amount equal to fifty percent (50%) of the payment, or approximately $5.2 million. This cash disbursement was received by the Company during the third quarter of 2010. On September 20, 2010, the Company amended the merger agreement and the escrow agreement to extend the term of the escrow agreement until the later of the full distribution of the escrow funds or the final resolution of the agreed contingency. The final resolution of the tax litigation or potential settlement will result in a total refund from the taxing authority to the Company of approximately $11.6 million as of March 31, 2013, and 50% of any such refund will in turn be payable to the holders of the CVRs. As of March 31, 2013, the Company has recorded half of the expected refund, approximately $5.8 million, as a component of the CVR liability related to this agreed upon contingency.

The Michigan Court of Appeals also ruled in the Company’s favor on two other tax matters that will result in a refund of $0.6 million, plus statutory interest. These tax refunds will be retained by the Company and are not subject to payment to the holders of the CVRs. These refunds are also recorded in Tax Receivables in the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012.

From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business. These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. These open purchase commitments were insignificant as of March 31, 2013.

The Company has letters of credit outstanding as of March 31, 2013 in the amount of $2.9 million to support workers’ compensation insurance coverage, certain credit card programs, the build-to-suit lease, and performance bonds for certain contracts. The Company maintains a $1.1 million certificate of deposit as collateral for the workers’ compensation insurance and credit card program letters of credit and for Automated Clearinghouse (ACH) programs. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificate of deposit and money market fund investment are recorded in Other Assets.

Note 14 — Long-Term Debt

Long-term debt consists of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
(in thousands)	2013	2012
$175.0 million of 9.75% senior secured notes due February 15, 2017, interest payable semiannually	$175,000	$175,000
Less: Unamortized discount	(632)	(672)

Total long-term debt	$174,368	$174,328

In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into an asset-based revolving credit facility with potential for up to $40 million in borrowing capacity. Deferred financing costs are capitalized in Other Assets in the condensed consolidated balance sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at March 31, 2013 and December 31, 2012 were $5.7 million and $6.1 million, respectively.

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

As of March 31, 2013, the balances of accounts receivable and inventory collateralizing the ABL Facility were $18.2 million and $14.3 million, respectively. As of March 31, 2013, the Company had a borrowing base under the ABL Loan Agreement of up to $12.6 million.

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

The ABL Facility contains a financial covenant that generally requires the ABL Credit Parties to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. The ABL Credit Parties will be required to pay, quarterly in arrears, an unused line fee equal to the product of (x) either 0.375% or 0.50% (depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) and (y) the average daily unused amount of the revolver. As of March 31, 2013, the Company was in compliance with this covenant.

Note 15 — Segment Reporting

During the first quarter of 2013, the Company’s Board of Directors announced that they had accepted the resignation of Ron Klausner, the Company’s Chief Executive Officer. In response to Mr. Klausner’s resignation, John Campbell was promoted from President of the Company’s Cambium Learning Technologies segment to Chief Executive Officer of the Company. Based on the Company’s organizational structure and management reporting and resource allocation practices as of March 31, 2013, the Company has identified four reportable segments with separate management teams and infrastructures that offer various products and services:

Voyager Sopris Learning:

Voyager Sopris Learning (“VSL”) is a comprehensive provider of research-based education solutions and online learning tools—including curriculum products, personalized professional development, assessment, and school improvement/turnaround services. With the ultimate goal of advancing student achievement, VSL partners with PreK–12 schools to build teaching and leadership capacity, keep students on track, and accelerate struggling students to grade-level proficiency. VSL’s products include the work of world-renowned researchers and education leaders.

Learning A-Z:

Learning A-Z is an educational resource company specializing in online delivery of leveled readers and other supplementary curriculum resources for K-6. Learning A-Z’s resources are currently used in nearly half of the districts in the U.S. and Canada and over 155 countries worldwide. Learning A-Z serves a wide range of student needs, including English language learners and those students for which English is a second language, Response to Intervention, Special Education, and general classroom instruction. There is one free website, LearningPageTM, which provides basic materials and directs interested parents, teachers, schools and districts to Learning A-Z’s subscription-based websites. These websites are stand-alone or integrated for a comprehensive solution used for individual classrooms, schools, and districts. Reading A-Z TM, Raz-Kids TM, Vocabulary A-Z TM, Writing A-Z TM and Science A-Z TM, provide online supplemental reading, writing, vocabulary lessons, books, science lessons and other resources for students and teachers.

ExploreLearning:

ExploreLearning develops online solutions to improve student learning in math and science. ExploreLearning currently has two products: Gizmos, the world’s largest library of interactive, online simulations for math and science in grades 3-12; and Reflex, the most powerful solution available for math fact fluency development. Gizmos and Reflex bring research-proven instructional strategies to classrooms around the world.

Kurzweil/IntelliTools:

The Kurzweil/IntelliTools reporting segment includes the Kurzweil Educational Systems and IntelliTools product lines.

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

Prior Period Reclassifications:

Certain prior period reclassifications have been made to conform to the current period segment presentation.

Prior to the first quarter of 2013, the Cambium Learning Technologies segment included: Learning A-Z; ExploreLearning; Kurzweil/IntelliTools; and certain management charges related to the entire Cambium Learning Technologies segment. In the current presentation, Learning A-Z, ExploreLearning, and Kurzweil/IntelliTools are presented in separate segments. The management charges that were related to the overall Cambium Learning Technologies segment, which did not directly relate to any of the three new segments, are included in Other consistent with the 2013 presentation.

In late 2012, the management teams and infrastructures for the former Voyager Learning and Sopris Learning segments were merged into a combined VSL business unit. Prior to the fourth quarter of 2012, the Company reported segment results separately for Voyager Learning and Sopris Learning. The Company’s historical segment reporting results have been restated for comparative purposes to reflect the current organizational structure.

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

	Voyager Sopris			Kurzweil/
(in thousands)	Learning	Learning A-Z	ExploreLearning	IntelliTools	Other	Consolidated
Quarter ended March 31, 2013
Net revenues	$17,463	$7,620	$3,751	$2,595	$—	$31,429
Cost of revenues	10,054	253	487	597	12	11,403
Amortization	—	—	—	—	3,707	3,707

Total cost of revenues	10,054	253	487	597	3,719	15,110
Other operating expenses	7,836	3,077	2,137	1,130	5,576	19,756
Embezzlement and related expense	—	—	—	—	—	—
Depreciation and amortization	—	—	—	—	1,216	1,216
Net interest expense	—	—	—	—	4,576	4,576
Other income, net	—	—	—	—	(219)	(219)
Income tax expense	—	—	—	—	68	68

Segment net income (loss)	(427)	4,290	1,127	868	(14,936)	(9,078)
Quarter ended March 31, 2012
Net revenues	$15,248	$6,000	$3,310	$3,297	$—	$27,855
Cost of revenues	9,267	107	409	816	567	11,166
Amortization	—	—	—	—	6,370	6,370

Total cost of revenues	9,267	107	409	816	6,937	17,536
Other operating expenses	10,076	2,855	1,849	1,778	4,742	21,300
Embezzlement and related expense	—	—	—	—	(85)	(85)
Depreciation and amortization	—	—	—	—	1,659	1,659
Impairment of long-lived assets	—	—	—	—	2,791	2,791
Net interest expense	—	—	—	—	4,777	4,777
Other income, net	—	—	—	—	(36)	(36)
Income tax expense	—	—	—	—	177	177

Segment net income (loss)	(4,095)	3,038	1,052	703	(20,962)	(20,264)

The following table represents the revenue, operating expenses and income (loss) from operations for the year ended December 31, 2012 reflecting the current period segment reporting structure.

	Voyager Sopris			Kurzweil/
(in thousands)	Learning	Learning A-Z	ExploreLearning	IntelliTools	Other	Consolidated
Year ended December 31, 2012
Product revenues	$78,463	$26,189	$14,283	$10,812	$—	$129,747
Service revenues	18,399	—	—	413	—	18,812

Net revenues	96,862	26,189	14,283	11,225	—	148,559
Cost of product revenues	26,406	659	1,929	2,056	1,578	32,628
Cost of service revenues	17,679	—	—	656	—	18,335
Amortization	—	—	—	—	24,716	24,716

Total cost of revenues	44,085	659	1,929	2,712	26,294	75,679
Other operating expenses	38,551	10,920	7,747	5,646	18,671	81,535
Embezzlement and related expense	—	—	—	—	516	516
Goodwill impairment	—	—	—	—	66,893	66,893
Depreciation and amortization	—	—	—	—	6,182	6,182
Impairment of long-lived assets	1,496	—	—	—	32,211	33,707
Net interest expense	—	—	—	—	18,683	18,683
Other income, net	—	—	—	—	(1,125)	(1,125)
Income tax expense	—	—	—	—	272	272

Segment net income (loss)	$12,730	$14,610	$4,607	$2,867	$(168,597)	$(133,783)

Note 16 — Embezzlement

On April 26, 2008, the Company began an internal investigation that revealed irregularities over the control and use of cash and certain other general ledger accounts of the Company, revealing a misappropriation of assets, or embezzlement. These irregularities were perpetrated by a former employee over more than a three-year period beginning in 2004 and continuing through April 2008 with total embezzlement losses of approximately $14.0 million. Charges included in the Condensed Consolidated Statements of Operations after April 2008 represent expenses incurred by the Company to recover property purchased by the former employee using the embezzled funds, net of any recoveries.

The net recoveries in the quarter ended March 31, 2012 were primarily due to a reduction in warrant expense.

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

While shares under the warrant are only issuable upon cash recoveries, the Company will be required to issue additional shares under the warrant when the recovered properties are sold. As such, the Company has recorded estimated liabilities for these issuances of $0.1 million as of March 31, 2013 and December 31, 2012 in Accrued Expenses in the Condensed Consolidated Balance Sheets. The related properties are recorded in Assets Held for Sale in the condensed consolidated balance sheets and totaled $0.4 million as of as of March 31, 2013 and December 31, 2012. As of March 31, 2013, only one property remains in Assets Held for Sale.

Note 17 — Related Party Transactions

During the first quarter of 2013, the Company entered into a consulting agreement with Joe Walsh, Chairman of the Company’s Board of Directors. For his services as Chairman and as a consultant to the Company, Mr. Walsh will receive total annual compensation of $300,000, comprised of the compensation to which he is entitled as Chairman and the balance comprised of fees received pursuant to the consulting agreement. This agreement was subsequently amended to name Mr. Walsh an employee of the Company rather than a consultant. With the exception of the fact that Mr. Walsh is eligible for employee benefits, the terms of the amended agreement are substantially the same as the original agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with the audited Consolidated Financial Statements of Cambium Learning Group, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “projects,” “forecasts,” “plans,” “anticipates,” “targets,” “outlooks,” “initiatives,” “visions,” “objectives,” “strategies,” “opportunities,” “drivers,” “intends,” “scheduled to,” “seeks,” “may,” “will,” or “should,” or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy, plans, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements, as it is impossible for us to anticipate all factors that could affect our actual results. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in Part II, Item 1A and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012, and those described from time to time in our future reports filed with the SEC. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the results of any revisions to the forward-looking statements made in this report.

Our Company

We are a leading educational solutions and services company that is committed to helping every student reach their full potential by providing evidence-based solutions and expert professional services to empower educators and raise the achievement levels of all students. Our brands include: Voyager Learning (www.voyagerlearning.com) and Sopris Learning (www.soprislearning.com), Learning A–Z (www.learninga-z.com), ExploreLearning® (www.explorelearning.com www.reflexmath.com), and Kurzweil Educational Systems® (www.kurzweiledu.com) and IntelliTools® (www.intellitools.com). Together, these business units provide best-in-class intervention and supplemental instructional materials; gold-standard professional development and school-improvement services; breakthrough technology solutions for online learning and professional support; valid and reliable assessments; and proven materials to support a positive and safe school environment.

Our products have continued to receive awards and accolades from industry publications including the Best Educational Software (BESSIE) awards from the ComputED Gazette and the CODiE awards from the Software and Information Industry Association.

The following products were winners of the 19th annual BESSIE awards:

•	Kurzweil 3000 – firefly

•	ExploreLearning – Reflex

•	ExploreLearning – Gizmos

•	Learning A-Z – ReadingA-Z.com

•	Learning A-Z – ScienceA-Z.com

The following products were winners of the 2013 CODiE awards:

•	Learning A-Z – ReadingA-Z.com

•	Learning A-Z – Raz-Kids.com

•	ExploreLearning – Gizmos

Our brands comprise four reportable segments with separate management teams and infrastructures that offer various products and services: Voyager Sopris Learning, Learning A-Z, ExploreLearning and Kurzweil/IntelliTools.

Voyager Sopris Learning:

Voyager Sopris Learning (“VSL”) is a comprehensive provider of research-based education solutions and online learning tools—including curriculum products, personalized professional development, assessment, and school improvement/turnaround services. With the ultimate goal of advancing student achievement, VSL partners with PreK–12 schools to build teaching and leadership capacity, keep students on track, and accelerate struggling students to grade-level proficiency. VSL’s products include the work of world-renowned researchers and education leaders.

During the second quarter of 2013, Voyager Sopris Learning announced the release of LANGUAGE!®Live and We Can®: Early Learning Curriculum, Second Edition. As the next iteration of LANGUAGE! Comprehensive Literacy Curriculum, LANGUAGE! Live is based on nearly two decades of classroom implementation and is proven to accelerate the literacy growth of nonreaders, struggling readers, and English language learners. The fundamental goal of We Can is to prepare students for academic success in kindergarten and beyond. The robust, multidisciplinary curriculum provides a clear roadmap for early childhood success—featuring easy-to-implement lesson plans, cross-curricular content addressing 10 early childhood domains, innovative learning tools, reinforced routines and procedures, a prewriting kit, and fully integrated assessments. Teachers can maximize multiple opportunities to observe children, identify their capabilities and needs, and monitor their progress.

Learning A-Z:

Learning A-Z is an educational resource company specializing in online delivery of leveled readers and other supplementary curriculum resources for K-6. Learning A-Z’s resources are currently used in nearly half of the districts in the U.S. and Canada and over 155 countries worldwide. Learning A-Z serves a wide range of student need, including English language learners and those students for which English is a second language, Response to Intervention, Special Education, and general classroom instruction. There is one free website, LearningPageTM, which provides basic materials and directs interested parents, teachers, schools and districts to Learning A-Z’s subscription-based websites. These websites are stand-alone or integrated for a comprehensive solution used for individual classrooms, schools, and districts. Reading A-Z TM, Raz-Kids TM, Vocabulary A-Z TM, Writing A-Z TM and Science A-Z TM, provide online supplemental reading, writing, vocabulary lessons, books, science lessons and other resources for students and teachers.

ExploreLearning:

ExploreLearning develops online solutions to improve student learning in math and science. ExploreLearning currently has two products: Gizmos, the world’s largest library of interactive, online simulations for math and science in grades 3-12; and Reflex, the most powerful solution available for math fact fluency development. Gizmos and Reflex bring research-proven instructional strategies to classrooms around the world.

Kurzweil/IntelliTools:

The Kurzweil/IntelliTools reporting segment includes the Kurzweil Educational Systems and IntelliTools product lines.

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

Segment change from prior year:

Prior to the first quarter of 2013, the Cambium Learning Technologies segment included: Learning A-Z; ExploreLearning; Kurzweil/IntelliTools; and certain management charges related to the entire Cambium Learning Technologies segment. In the current presentation, Learning A-Z, ExploreLearning, and Kurzweil/IntelliTools are presented in separate segments. The management charges that were related to the overall Cambium Learning Technologies segment, which did not directly relate to any of the three new segments, are included in Other consistent with the 2013 presentation.

Management Changes

In March 2013, the Company’s Board of Directors announced that they had accepted the resignations of Ron Klausner, Chief Executive Officer; Vernon Johnson, President of Voyager Sopris Learning; and Brad Almond, Chief Financial Officer. These resignations were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

The Company made the following promotions in response to these resignations:

•	John Campbell was promoted from President of Cambium Learning Technologies to President and Chief Executive Officer of Cambium Learning Group.

•	George Logue was promoted from President of Sopris to President of Voyager Sopris Learning.

•	Barbara Benson was promoted from Controller of Cambium Learning Group to Chief Financial Officer of Cambium Learning Group.

•	Paul Fonte was promoted from Vice President of Technology for Cambium Learning Technologies to Chief Technology Officer for Cambium Learning Group.

Overview of Results of Operations

        Constraints on federal and state funding to our school district customers posed challenges to our performance in fiscal year 2012 and we expect a similar funding environment in 2013. School districts use a variety of government funding sources in order to procure our products and services, drawing from both federal funding sources and state and local sources. We estimate that approximately half of our overall sales are paid by school districts using federal funding sources. Federal funding continues to undergo significant change and uncertainty, including uncertainty regarding the impact of sequestration. Of our segments, VSL customers have the highest reliance on federal funding. Learning A-Z and ExploreLearning customers are less reliant on federal funding.

Over the past two quarters, we have begun to see stabilization of order volumes. Overall company order volumes improved 3% in the first quarter of 2013 compared to the first quarter of 2012, with changes by segment as follows:

•	VSL order volumes were down 2%, driven by lower sales of print-based products partially offset by higher school turnaround services

•	Learning A-Z order volumes increased 15%

•	ExploreLearning order volumes increased 62%

•	Kurzweil/IntelliTools order volumes decreased 20%

Costs in 2013 are expected to benefit from the prior year reengineering and restructuring activities, which began in 2011 and were completed in 2012. While the Company intends to strategically reinvest some of the savings in growth areas such as its online subscription businesses, cost reductions made in slower growing areas such as VSL’s print-based solutions are expected to provide earnings growth. The first quarter 2012 results include costs of $3.7 million related to the Company’s reengineering and restructuring activities, including impairment of long-lived assets of $2.8 million.

First Quarter of Fiscal 2013 Compared to the First Quarter of Fiscal 2012

(in thousands)	Three Months Ended				Year Over Year Change
	March 31, 2013		March 31, 2012		Favorable/(Unfavorable)
	Amount	% of Revenues	Amount	% of Revenues	$	%
Net revenues:
Voyager Sopris Learning	$17,463	55.6%	$15,248	54.7%	$2,215	14.5%
Learning A-Z	7,620	24.2%	6,000	21.5%	1,620	27.0%
ExploreLearning	3,751	11.9%	3,310	11.9%	441	13.3%
Kurzweil/IntelliTools	2,595	8.3%	3,297	11.8%	(702)	(21.3)%

Total net revenues	31,429	100.0%	27,855	100.0%	3,574	12.8%
Cost of revenues:
Voyager Sopris Learning	10,054	32.0%	9,267	33.3%	(787)	(8.5)%
Learning A-Z	253	0.8%	107	0.4%	(146)	(136.4)%
ExploreLearning	487	1.5%	409	1.5%	(78)	(19.1)%
Kurzweil/IntelliTools	597	1.9%	816	2.9%	219	26.8%
Shared Services	12	0.0%	567	2.0%	555	97.9%
Amortization expense	3,707	11.8%	6,370	22.9%	2,663	41.8%

Total cost of revenues	15,110	48.1%	17,536	63.0%	2,426	13.8%
Research and development expense	2,331	7.4%	3,332	12.0%	1,001	30.0%
Sales and marketing expense	10,333	32.9%	11,896	42.7%	1,563	13.1%
General and administrative expense	6,793	21.6%	5,745	20.6%	(1,048)	(18.2)%
Shipping costs	299	1.0%	327	1.2%	28	8.6%
Depreciation and amortization expense	1,216	3.9%	1,659	6.0%	443	26.7%
Embezzlement and related expense (recoveries)	—	0.0%	(85)	(0.3)%	(85)	(100.0)%
Impairment of long-lived assets	—	0.0%	2,791	10.0%	2,791	100.0%

Loss before interest, other income (expense) and income taxes	(4,653)	(14.8)%	(15,346)	(55.1)%	10,693	69.7%
Net interest expense	(4,576)	(14.6)%	(4,777)	(17.1)%	201	4.2%
Other income, net	219	0.7%	36	0.1%	183	508.3%
Income tax expense	(68)	(0.2)%	(177)	(0.6)%	109	61.6%

Net loss	$(9,078)	(28.9)%	$(20,264)	(72.7)%	$11,186	55.2%

Net Revenues.

Our total net revenues increased $3.6 million, or 12.8%, to $31.4 million in the first quarter of 2013 compared to the same period in 2012. We experienced overall order volume improvement, driven by our Learning A-Z and ExploreLearning segments and growth in Voyager Sopris Learning service offerings. Additionally, our deferred revenue balances decreased by $7.9 million in the first quarter of 2013 as we recognized revenue on prior period technology and service sales that were delivered during the quarter. Comparatively, deferred revenue balances decreased by $7.1 million in the first quarter of 2012.

•	The Voyager Sopris Learning segment’s net revenues increased $2.2 million, or 14.5%, to $17.5 million in the first quarter of 2013 compared to the same period in 2012.

•	The Learning A-Z segment’s net revenues increased $1.6 million, or 27.0%, to $7.6 million in the first quarter of 2013 compared to the same period in 2012.

•	The ExploreLearning segment’s net revenues increased $0.4 million, or 13.3%, to $3.8 million in the first quarter of 2013 compared to the same period in 2012.

•	The Kurzweil/IntelliTools segment’s net revenues decreased $0.7 million, or 21.3%, to $2.6 million in the first quarter of 2013 compared to the same period in 2012.

Cost of Revenues.

Cost of revenues includes expenses to print, purchase, handle and warehouse our products, as well as order processing and royalty costs, and to provide services and support to customers. Cost of revenues, excluding amortization, increased $0.2 million, or 2.1%, to $11.4 million in the first quarter of 2013 compared to the same period in 2012. This increase is commensurate with net revenue growth, with margin improvements driven primarily by VSL and Shared Services.

•

Cost of revenues for the Voyager Sopris Learning segment increased by $0.8 million, or 8.5%, to $10.1 million in the first quarter of 2013 compared to the same period in 2012. This increase is commensurate with higher revenues, and a reduction in expenses recorded for obsolete inventory helped improve the margin.

•	Cost of revenues for the Learning A-Z segment increased by $0.1 million, or 136.4%, to $0.3 million in the first quarter of 2013 compared to the same period in 2012.

•	Cost of revenues for the ExploreLearning segment increased by $0.1 million, or 19.1%, to $0.5 million in the first quarter of 2013 compared to the same period in 2012.

•

Cost of revenues for the Kurzweil/IntelliTools segment decreased by $0.2 million, or 26.8%, to $0.6 million in the first quarter of 2013 compared to the same period in 2012 primarily due to a decline in order volume.

•

Cost of revenues for Shared Services for the first quarter of 2012 of $0.6 million was related to our re-engineering and restructuring efforts, primarily the outsourcing of our warehouse operations to a third party logistics firm.

Amortization Expense.

Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the first quarter of 2013 decreased $2.7 million compared to the first quarter of 2012, or 41.8%, primarily due to the impairment losses that were recorded in the fourth quarter of 2012. Additionally, a majority of our intangible assets are amortized using accelerated methodologies.

Research and Development Expense.

Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the first quarter of 2013 decreased $1.0 million, or 30.0%, to $2.3 million compared to the first quarter of 2012 primarily due to a decline in employee costs as a result of our re-engineering and restructuring initiatives in 2012 and the timing of capitalizable versus non-capitalizable activities. Additionally, the first quarter of 2012 includes charges of $0.1 million related to our reengineering and restructuring efforts.

Sales and Marketing Expense.

Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the first quarter of 2013 decreased $1.6 million, or 13.1%, from the first quarter of 2012 to $10.3 million due to a decline in employee costs as a result of our re-engineering and restructuring initiatives in 2012 and lower samples. Additionally, general spending levels declined from the comparable period in 2012 as we continue to seek discretionary cuts to ensure that our cost structure is aligned with our strategic objectives. Sales and marketing expenses in the first quarter of 2012 includes charges of $0.1 million related to our re-engineering and restructuring efforts.

General and Administrative Expense.

General and administrative expenses for the first quarter of 2013 increased $1.0 million, or 18.2%, from the first quarter of 2012 to $6.8 million. General and administrative expenses in the first quarter of 2013 included severance charges related to the management changes of $1.5 million. Partially offsetting the severance charge, employee costs in the first quarter of 2013 declined relative to the first quarter of 2012 as a result of our re-engineering and restructuring initiatives in 2012.

Depreciation and amortization expense.

Depreciation and amortization expense includes depreciation expense for our property, equipment and software, tradenames and trademarks, and other intangible assets. Depreciation and amortization expense for the first quarter of 2013 decreased $0.4 million compared to the first quarter of 2012, or 26.7%, primarily due to the impairment losses that were recorded in the fourth quarter of 2012. Additionally, a majority of our intangible assets are amortized using accelerated methodologies.

Impairment of long-lived assets.

During the three months ended March 31, 2012, we recorded an impairment charge of $2.8 million related to our leased facility in Frederick, Colorado and warehouse related assets. We completed the outsourcing of our warehouse operations to a third party logistics provider during the quarter ending June 30, 2012.

Net Interest Expense.

Net interest expense was $4.6 million and $4.8 million in the quarters ended March 31, 2013 and 2012, respectively. This reduction was primarily due to a decline in interest expense recognized on capital lease obligations.

Income Tax Provision.

During the three months ended March 31, 2013 and 2012, we recorded state income tax expense of $0.1 million and $0.2 million, respectively. We continue to maintain a valuation allowance against our deferred tax assets, which eliminated the deferred tax benefit generated.

Liquidity and Capital Resources

        Because sales seasonality affects operating cash flow, we normally incur a net cash deficit from all of our activities through the early part of the third quarter of the year. We typically fund these seasonal deficits through the drawdown of cash, supplemented by borrowings on a revolving credit facility, if needed. The cash balance as of March 31, 2013 was $31.1 million. The primary sources of liquidity are our current cash balances and our annual cash flow from operations and the primary liquidity requirements relate to interest on our long-term debt, pre-publication costs, capital investments and working capital. We believe that based on current and anticipated levels of operating performance, cash flow from operations and availability under a revolving credit facility, we will be able to make required interest payments on our debt and fund our working capital and capital expenditure requirements for the next 12 months. Should the Company be unsuccessful over time in reversing the downward sales volume trend experienced in 2011 and 2012, we believe the Company’s historic trend of providing surplus cash each year would be at risk absent additional cost reductions in non-critical areas.

Long-term debt

In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into an asset-based revolving credit facility with potential for up to $40 million in borrowing capacity. Deferred financing costs are capitalized in Other Assets in the consolidated balance sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at March 31, 2013 and December 31, 2012 were $5.7 million and $6.1 million, respectively.

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

As of March 31, 2013, the balances of accounts receivable and inventory collateralizing the ABL Facility were $18.2 million and $14.3 million, respectively. As of March 31, 2013, the Company had a borrowing base under the ABL Loan Agreement of up to $12.6 million.

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

The ABL Facility contains a financial covenant that generally requires the ABL Credit Parties to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. The ABL Credit Parties will be required to pay, quarterly in arrears, an unused line fee equal to the product of (x) either 0.375% or 0.50% (depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) and (y) the average daily unused amount of the revolver. As of March 31, 2013, we were in compliance with this covenant.

Cash flows

Cash from operations is seasonal, with more cash generated in the second half of the year than in the first half of the year. Cash is historically generated during the second half of the year because the buying cycle of school districts generally starts at the beginning of each new school year in the fall. Cash used in our operating, investing and financing activities is summarized below:

	For the Three Months Ended March 31,
(in thousands)	2013	2012
Operating activities	$(16,240)	$(17,235)
Investing activities	(3,792)	(3,792)
Financing activities	(723)	(396)

Operating activities. Cash used in operations was $16.2 million and $17.2 million for the three month periods ended March 31, 2013 and 2012, respectively. This increase in operating cash flows was primarily due to the increase in earnings relative to the first quarter of 2012.

Investing activities. Cash used in investing activities for capital expenditures was $3.8 million in the quarters ended March 31, 2013 and 2012.

Financing activities. Cash used in financing activities was $0.7 million in the first quarter of 2013 and $0.4 million in the first quarter of 2012. These cash flows represent capital lease payments and share repurchases.

Contingency

        The Company had a potential contingent liability related to state income taxes and related interest that had been assessed against a former subsidiary. On August 27, 2010, the former subsidiary received a decision and order of determination from the Michigan taxing authority. According to the determination of the Michigan taxing authority, the former subsidiary was liable to the State of Michigan for unpaid taxes and interest in the amount of approximately $10.4 million. In order to expedite resolution of this matter and access the Michigan Court of Claims, the Company paid this liability to the state of Michigan on behalf of the former subsidiary on September 7, 2010 and filed an action in the Michigan Court of Claims to pursue a refund of the assessment. On November 16, 2011, the Michigan Court of Claims ruled in the Company’s favor. The Michigan state taxing authority then appealed the decision of the Court of Claims to the Michigan Court of Appeals. On January 16, 2013, the Michigan Court of Appeals affirmed the verdict of the Court of Claims. As the Michigan state taxing authority declined to appeal the case to the Michigan Supreme Court, the Company expects to receive the refund, plus statutory interest, in the second quarter of 2013. As such, the tax receivable of $11.6 million and $11.5 million as of March 31, 2013 and December 31, 2012, respectively, are equal to the expected refund plus statutory interest at each date and are recorded in Tax Receivables on the Condensed Consolidated Balance Sheets.

This liability was identified as an agreed contingency for purposes of the CVRs issued as part of a 2009 merger. In accordance with the terms of the merger agreement, dated June 20, 2009, fifty percent (50%) of any amount that is paid or due and payable with respect to each agreed contingency would offset payments due under the CVRs from an amount held for such payments by Wells Fargo Bank, N.A., as escrow agent, in an escrow account. Upon payment of the approximately $10.4 million, the Company requested a disbursement to the Company from the escrow account in an amount equal to fifty percent (50%) of the payment, or approximately $5.2 million. This cash disbursement was received by the Company during the third quarter of 2010. On September 20, 2010, the Company amended the merger agreement and the escrow agreement to extend the term of the escrow agreement until the later of the full distribution of the escrow funds or the final resolution of the agreed contingency. The final resolution of the tax litigation or potential settlement will result in a total refund from the taxing authority to the Company of approximately $11.6 million as of March 31, 2013, and 50% of any such refund will in turn be payable to the holders of the CVRs. As of March 31, 2013, the Company has recorded half of the expected refund, approximately $5.8 million, as a component of the CVR liability related to this agreed upon contingency.

The Michigan Court of Appeals also ruled in the Company’s favor on two other tax matters that will result in a refund of $0.6 million, plus statutory interest. These tax refunds will be retained by the Company and are not subject to payment to the holders of the CVRs. These refunds are also recorded in Tax Receivables in the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012.

Non-GAAP Measures

The net losses as reported on a GAAP basis includes material non-operational and non-cash items. We believe that earnings (loss) from operations before interest, income taxes, and depreciation and amortization, or EBITDA, and Adjusted EBITDA, which further excludes non-operational and non-cash items, provide useful information for investors to assess the results of the ongoing business of the Company.

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

Reconciliation Between Net Revenues to Adjusted Net Revenues and Between Net Loss and Adjusted EBITDA for the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
	(In thousands)
	(Unaudited)
Total net revenues	$31,429	$27,855
Non-operational or non-cash costs included in net revenues but excluded from adjusted net revenues:
Adjustments related to purchase accounting (a)	9	132

Adjusted net revenues	$31,438	$27,987

Net loss	(9,078)	(20,264)
Reconciling items between net loss and EBITDA:
Depreciation and amortization	4,923	8,029
Net interest expense	4,576	4,777
Income tax expense	68	177

Income (loss) from operations before interest, income taxes, and depreciation and amortization (EBITDA)	489	(7,281)
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	(219)	(36)
Re-engineering and restructuring costs (b)	—	3,704
Management transition (g)	1,501	—
Merger and acquisition activities (c)	158	181
Stock-based compensation and expense (d)	229	225
Embezzlement and related expenses (recoveries) (e)	—	(85)
Adjustments related to purchase accounting (a)	29	103
Adjustments to CVR liability (f)	55	53

Adjusted EBITDA	$2,242	$(3,136)

(a)	Under applicable accounting guidance for business combinations, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value. Net revenues have been reduced by $0.1 million and $9 thousand, respectively, for the three months ended March 31, 2012 and 2013 in the historical financial statements due to the write-down of deferred revenue to its estimated fair value as of the merger date. The write-down was determined by estimating the cost to fulfill the related future customer obligations plus a normal profit margin. Partially offsetting this impact, cost of revenues were reduced for other purchase accounting adjustments, primarily a write-down of deferred costs to zero at the acquisition date. The adjustment of deferred revenue and deferred costs to fair value is required only at the purchase accounting date; therefore, its impact on net revenues and cost of revenues is non-recurring.

(b)	In late 2011, we launched a reengineering and restructuring initiative to align our organizational and cost structure to our strategic goals. The financial goal of these actions is to provide savings to both improve earnings and to fund re-investment in growth areas of the business. During the three months ended March 31, 2012 we recorded reengineering and restructuring charges of $3.7 million, including an impairment charge of $2.8 million related to our leased facility in Frederick, Colorado and warehouse related assets.

(c)	Costs are related to merger and acquisition activities including due diligence and other non-operational charges such as pension and severance costs for former employees.

(d)	Stock-based compensation and expense is related to our outstanding options, restricted stock awards and warrants.

(e)	During 2008, we discovered certain irregularities relating to the control and use of cash and certain other general ledger items which resulted from a substantial misappropriation of assets over more than a three-year period beginning in 2004 and continuing through April 2008. These irregularities were perpetrated by a former employee, resulting in embezzlement losses, net of recoveries.

(f)	Adjustments to the CVR liability as a result of amendments of the merger agreement and the related escrow agreement, the expiration of the statute of limitations on potential tax liabilities and changes in likelihood of collecting potential tax receivables included in the estimate of the fair value of the CVRs.

(g)	Severance charges recorded in connection with the management transition completed in the first quarter of 2013.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of March 31, 2013 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no material changes in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Financial Accounting Standards

In February 2013, new guidance was issued which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As described in Note 14 to our condensed consolidated financial statements, in February 2011, we closed an offering of $175 million aggregate principal amount of Notes (fixed rate) due 2017 and entered into a $40 million asset-based revolving credit facility. We have no amounts outstanding under the revolving credit facility, which is our only variable interest debt. Therefore, as of March 31, 2013 we have no material interest rate risk.

Foreign Currency Risk

The Company does not have material exposure to changes in foreign currency rates. As of March 31, 2013, the Company does not have any outstanding foreign currency forwards or option contracts.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

In March 2013, the Company’s Board of Directors announced that they had accepted the resignations of Ron Klausner, Chief Executive Officer and Brad Almond, Chief Financial Officer. These resignations were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In response to these resignations, John Campbell was promoted from President of Cambium Learning Technologies to President and Chief Executive Officer of Cambium Learning Group and Barbara Benson was promoted from Controller of Cambium Learning Group to Chief Financial Officer of Cambium Learning Group.

There were no other changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012, the Company is involved in a tax litigation matter related to a Michigan state tax issue. The final resolution of the tax litigation or potential settlement will result in a total refund from the taxing authority to the Company of approximately $11.6 million as of March 31, 2013, and 50% of any such refund will in turn be payable to the holders of the CVRs. As of March 31, 2013, the Company has recorded half of the expected refund, approximately $5.8 million, as a component of the CVR liability related to this agreed upon contingency. The total expected refund plus statutory interest of $11.6 million and $11.5 million as of March 31, 2013 and December 31, 2012, respectively, are recorded in Tax Receivables on the Condensed Consolidated Balance Sheets.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as such factors could materially affect the Company’s business, financial condition, or future results. In the three months ended March 31, 2013, there were no material changes to the risk factors disclosed in the Company’s 2012 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchases

Shares of common stock repurchased by the Company during the quarter ended March 31, 2013, were as follows:

	Issuer Purchases of Equity Securities
Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(a) Maximum Dollar Value of Shares that May Yet be Purchased Under the Program ($ in thousands)
January 1 - January 31	126,325	1.26	126,325	2,243
February 1 - February 28	40,632	1.30	40,632	2,190
March 1 - March 31	26,901	1.17	26,901	5,000

(a)	On May 22, 2012, The Company’s Board of Directors authorized the Company to repurchase shares of its common stock up to a maximum of $5 million through July 5, 2013. On March 19, 2013, the Board authorized the extension of the Company’s $5 million share repurchase program for an additional one year period (through July 5, 2014) and increased the remaining $2.2 million available for repurchases of shares thereunder up to $5 million.

Item 6.	Exhibits.

The following exhibits are filed as part of this report.

Exhibit Number	Description

10.1	Amendment No. 1, dated March 19, 2013, to Consulting Agreement, dated July 24, 2009, between Cambium Learning Group, Inc. and Veronis Suhler Stevenson.

10.2	Employment agreement, dated March 19, 2013, between Cambium Learning Group, Inc. and John Campbell.

10.3	Employment agreement, dated March 19, 2013, between Cambium Learning Group, Inc. and Barbara Benson.

10.4	Employment agreement, dated March 19, 2013, between Cambium Learning Group, Inc. and Paul Fonte.

10.5	Employment agreement, dated April 30, 2013, between Cambium Learning Group, Inc. and Joe Walsh.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.*

101.def	XBRL Taxonomy Extension Definition Linkbase Document.*

101.sch	XBRL Taxonomy Extension Schema Document.*

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.lab	XBRL Taxonomy Extension Label Linkbase Document.*

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned duly authorized officer of the registrant.

Date: May 9, 2013	CAMBIUM LEARNING GROUP, INC.

/s/ Barbara Benson
Barbara Benson, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 1, dated March 19, 2013, to Consulting Agreement, dated July 24, 2009, between Cambium Learning Group, Inc. and Veronis Suhler Stevenson.

10.2	Employment agreement, dated March 19, 2013, between Cambium Learning Group, Inc. and John Campbell.

10.3	Employment agreement, dated March 19, 2013, between Cambium Learning Group, Inc. and Barbara Benson.

10.4	Employment agreement, dated March 19, 2013, between Cambium Learning Group, Inc. and Paul Fonte.

10.5	Employment agreement, dated April 30, 2013, between Cambium Learning Group, Inc. and Joe Walsh.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.*

101.def	XBRL Taxonomy Extension Definition Linkbase Document.*

101.sch	XBRL Taxonomy Extension Schema Document.*

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.lab	XBRL Taxonomy Extension Label Linkbase Document.*

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.