Form 10-Q
period 2013-06-30
CAMBIUM LEARNING GROUP, INC.
filed 2013-08-08
CIK 1466815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Smaller reporting company	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No X

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of July 31, 2013 was 46,904,370.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements	2

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2013 and June 30, 2012	2

	Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2013 and June 30, 2012	5

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 6.	Exhibits	35

SIGNATURE PAGE		36

EXHIBITS		37

Item 1. Financial Statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net revenues	$42,786	$40,429	$74,215	$68,284

Cost of revenues:
Cost of revenues	12,647	14,397	24,050	25,563
Amortization expense	4,281	6,579	7,988	12,949
Total cost of revenues	16,928	20,976	32,038	38,512

Research and development expense	2,528	2,652	4,859	5,984
Sales and marketing expense	11,715	12,041	22,048	23,937
General and administrative expense	4,880	5,061	11,673	10,806
Shipping and handling costs	399	954	698	1,281
Depreciation and amortization expense	1,220	1,591	2,436	3,250
Goodwill impairment	—	14,700	—	14,700
Embezzlement and related expense (recoveries)	115	44	115	(41)
Impairment of long-lived assets	—	320	—	3,111
Total costs and expenses	37,785	58,339	73,867	101,540

Income (loss) before interest, other income (expense) and income taxes	5,001	(17,910)	348	(33,256)

Net interest expense	(4,679)	(4,627)	(9,255)	(9,404)

Other income, net	211	37	430	73
Income (loss) before income taxes	533	(22,500)	(8,477)	(42,587)

Income tax benefit (expense)	(102)	23	(170)	(154)
Net income (loss)	$431	$(22,477)	$(8,647)	$(42,741)

Other comprehensive income (loss):

Amortization of net pension loss	30	8	60	17
Comprehensive income (loss)	$461	$(22,469)	$(8,587)	$(42,724)

Net income (loss) per common share:
Basic net income (loss) per common share	$0.01	$(0.45)	$(0.18)	$(0.86)
Diluted net income (loss) per common share	$0.01	$(0.45)	$(0.18)	$(0.86)

Average number of common shares and equivalents outstanding:
Basic	47,357	49,941	47,377	49,944
Diluted	47,637	49,941	47,377	49,944

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	As of
	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$46,271	$51,904
Accounts receivable, net	20,900	17,813
Inventory	12,030	16,620
Tax receivables	92	12,234
Restricted assets, current	1,350	4,387
Assets held for sale	261	380
Other current assets	4,954	5,892
Total current assets	85,858	109,230

Property, equipment and software at cost	39,537	35,535
Accumulated depreciation and amortization	(18,510)	(14,514)
Property, equipment and software, net	21,027	21,021

Goodwill	47,404	47,404
Acquired curriculum and technology intangibles, net	7,446	9,320
Acquired publishing rights, net	6,154	7,602
Other intangible assets, net	6,933	7,836
Pre-publication costs, net	13,329	11,660
Restricted assets, less current portion	6,107	6,754
Other assets	9,341	9,632
Total assets	$203,599	$230,459

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	As of
	June 30, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	(unaudited)

Current liabilities:
Capital lease obligations, current	$1,068	$1,290
Accounts payable	2,354	3,007
Contingent value rights, current	—	7,599
Accrued expenses	21,042	20,530
Deferred revenue, current	35,114	45,974

Total current liabilities	59,578	78,400

Long-term liabilities:
Long-term debt	174,409	174,328
Capital lease obligations, less current portion	2,534	3,014
Deferred revenue, less current portion	6,962	5,631
Other liabilities	14,593	15,131

Total long-term liabilities	198,498	198,104

Commitments and contingencies (See Note 13)

Stockholders’ equity (deficit):
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at June 30, 2013 and December 31, 2012)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 51,208 and 51,208 shares issued, and 46,904 and 47,098 shares outstanding at June 30, 2013 and December 31, 2012, respectively)	51	51
Capital surplus	282,849	282,450
Accumulated deficit	(327,089)	(318,442)
Treasury stock at cost (4,304 and 4,110 shares at June 30, 2013 and December 31, 2012, respectively)	(7,772)	(7,528)
Accumulated other comprehensive income (loss):
Pension and postretirement plans	(2,516)	(2,576)
Accumulated other comprehensive income (loss)	(2,516)	(2,576)

Total stockholders’ equity (deficit)	(54,477)	(46,045)

Total liabilities and stockholders’ equity (deficit)	$203,599	$230,459

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
Operating activities:

Net loss	$(8,647)	$(42,741)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	10,424	16,199
Goodwill impairment	—	14,700
Loss from recovery of property held for sale	119	380
Amortization of note discount and deferred financing costs	865	869
Change in fair value of contingent value rights obligation	74	107
Loss on disposal of assets	100	66
Stock-based compensation and expense	442	205
Impairment of long-lived assets	—	3,111
Michigan tax refund received	12,342	—

Changes in operating assets and liabilities:
Accounts receivable, net	(3,087)	(11,814)
Inventory	4,590	801
Other current assets	862	71
Other assets	(493)	(163)
Restricted assets	3,684	688
Accounts payable	(653)	1,454
Accrued expenses	512	1,219
Deferred revenue	(9,529)	(6,776)
Other long-term liabilities	(645)	(444)
Net cash provided by (used in) operating activities	10,960	(22,068)

Investing activities:
Cash paid for contingent value rights obligation related to acquisition	(7,673)	—
Expenditures for property, equipment, software and pre-publication costs	(7,974)	(8,427)
Net cash used in investing activities	(15,647)	(8,427)
Financing activities:
Principal payments under capital lease obligations	(702)	(584)
Share repurchases	(244)	(509)
Net cash used in financing activities	(946)	(1,093)
Decrease in cash and cash equivalents	(5,633)	(31,588)

Cash and cash equivalents, beginning of period	51,904	63,191
Cash and cash equivalents, end of period	$46,271	$31,603

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

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Due to seasonality, the results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

Nature of Operations. The Company is a leading educational solutions and services company that is committed to helping every student reach their full potential by providing evidence-based solutions and expert professional services to empower educators and raise the achievement levels of all students. The Company’s brands include: Voyager Learning and Sopris Learning, Learning A–Z, ExploreLearning, and Kurzweil Educational Systems and IntelliTools. Together, these business units provide best-in-class intervention and supplemental instructional materials; gold-standard professional development and school-improvement services; breakthrough technology solutions for online learning and professional support; valid and reliable assessments; and proven materials to support a positive and safe school environment.

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

Note 2 — Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.5 million at June 30, 2013 and $0.4 million at December 31, 2012. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment could reasonably be expected to cause sales returns to differ from historical experience.

Note 3 — Stock-Based Compensation and Expense

The stock-based compensation and expense recorded was allocated as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$12	$13	$24	$25
Research and development expense	24	30	52	60
Sales and marketing expense	22	26	44	56
General and administrative expense	155	(89)	322	64
Total	$213	$(20)	$442	$205

The reduction to stock-based compensation and expense in the second quarter of 2012 was primarily due to a decline in the fair value of outstanding warrants partially offset by expense recognized for other equity awards.

No stock-based compensation awards were granted during the three or six months ended June 30, 2013.

The following assumptions were used in the Black-Scholes option-pricing model to estimate the fair value of the awards granted during the first half of 2012:

Six Months Ended
June 30, 2012
Expected stock volatility	35.00%
Risk-free interest rate	1.02 - 1.17%
Expected years until exercise	6.25
Dividend yield	0.00%

Due to a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company used the simplified method as described in applicable accounting guidance for stock-based compensation to estimate the expected years until exercise on new awards.

During the three months ended June 30, 2013, 819,301 of the options granted on December 8, 2009, 26,340 of the options granted on January 27, 2010, 18,046 of the options granted on February 1, 2011, and 162,218 of the options granted on December 1, 2011 were forfeited. During the six months ended June 30, 2013, 1,000,000 of the options granted on December 8, 2009, 68,977 of the options granted on January 27, 2010, 12,401 of the options granted on May 25, 2010, 42,382 of the options granted on February 1, 2011, and 500,000 of the options granted on December 1, 2011 were forfeited.

During the three and six months ended June 30, 2013, the related restrictions lapsed on restricted common stock awards of 500 shares and 47,795 shares, respectively.

Exchange Offer

In June 2013, the Company filed a Tender Offer Statement on Schedule TO with the SEC related to an offer by the Company to certain current U.S. employees of the Company and its subsidiaries who have been selected by the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee” and such employees who have been selected by the committee, “Eligible Optionholders”) to receive the opportunity to exchange all of their outstanding options to purchase shares of the Company’s common stock, par value $0.001 per share, previously granted under the Cambium Learning Group, Inc. 2009 Equity Incentive Plan (the “Plan”) for the grant of new options to purchase shares of the Company’s common stock (the “New Options”). The New Options will be granted pursuant to the Plan. The number of shares of Company common stock subject to the New Options will be calculated pursuant to an exchange ratio determined by the Compensation Committee for each Eligible Optionholder. To remain eligible to tender eligible options for exchange and cancellation, and receive New Options, an Eligible Optionholder must continue to be an employee of the Company or any of its subsidiaries through the date the exchange offer expires. On July 30, 2013, options to purchase 1,757,500 shares of the Company’s common stock were exchanged in the exchange offer and New Options to purchase 1,927,500 shares of the Company’s common stock were issued.

The exercise price per share for each New Option was equal to the last reported sale price per share of the Company’s common stock, as reported on the NASDAQ Capital Market, on the date of grant of the New Options. Each of the New Options will vest in equal monthly installments on the last day of each month of such four year period commencing as of January 1, 2013. Each New Option will continue to expire on the scheduled expiration date applicable to such option for which it was exchanged.

Under Accounting Standards Codification 718, “Compensation – Stock Compensation,” the exchange of options in this exchange offer is treated as a modification of the existing stock options for accounting purposes. Accordingly, beginning in the third quarter of 2013, we will recognize the unamortized compensation cost of the surrendered options, as well as the incremental compensation cost, if any, of the New Options granted in this exchange offer, ratably over the vesting period of the New Option grants. The incremental compensation cost will be measured as the excess, if any, of the fair value of each New Option grant granted to employees in exchange for surrendered options, measured as of the date the New Options are granted, over the fair value of the surrendered options in exchange for the New Option grants, measured immediately prior to the cancellation. In the event that any of the New Options are forfeited prior to their vesting due to termination of service, the incremental compensation cost for the forfeited New Options will not be recognized.

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

A reconciliation of the weighted-average number of common shares and equivalents outstanding used in the calculation of basic and diluted net income (loss) per common share is shown in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Basic	47,357	49,941	47,377	49,944
Dilutive effect of awards	280	—	—	—
Diluted	47,637	49,941	47,377	49,944

Antidilutive securities:
Options	2,134	4,136	2,134	4,136
Warrants	—	188	282	188
Restricted stock	2	49	2	49

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

As of June 30, 2013, financial instruments include $46.3 million of cash and cash equivalents, restricted assets of $7.5 million, collateral investments of $2.0 million, $174.4 million of senior secured notes, $0.4 million of warrants, and assets held for sale of $0.3 million. As of December 31, 2012, financial instruments include $51.9 million of cash and cash equivalents, restricted assets of $11.1 million, collateral investments of $2.0 million, $174.3 million of senior secured notes, $0.3 million of warrants, assets held for sale of $0.4 million, and $7.6 million in contingent value rights (“CVRs”). The fair market values of cash equivalents and restricted assets are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period. The fair value of the property held for sale was determined based on the final sales price of the remaining recovered property. This property was acquired by the Company as a result of its recovery efforts in connection with the employee embezzlement matter described in Note 16.

As of June 30, 2013, the fair value of the senior secured notes was $153.3 million based on quoted market prices in active markets for these debt instruments when traded as assets.

Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	As of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted assets:
Money market	$7,457	$7,457	$—	$—
Collateral investments:
Money market	903	903	—	—
Certificate of deposit	1,067	1,067	—	—
Warrant liability	352	—	352	—
Assets held for sale:
Recovered properties	261	—	261	—

(in thousands)		Fair Value at Reporting Date Using
Description	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted assets:
Money market	$11,141	$11,141	$—	$—
Collateral investments:
Money market	902	902	—	—
Certificate of deposit	1,067	1,067	—	—
Warrant liability	310	—	310	—
Assets held for sale:
Recovered properties	380	—	380	—
CVRs	7,599	—	—	7,599

(in thousands)	Total Gains (Losses) for the Six Months Ended June 30,
Description	2013	2012
Restricted assets:
Money market	$—	$—
Collateral investments:
Money market	—	—
Certificate of deposit	—	—
Warrant liability	(42)	395
Assets held for sale:
Recovered properties	(119)	(380)
CVRs	(74)	(107)

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

During the second quarter of 2013, the remaining contingencies related to the CVR liability were resolved and the final payment of $7.7 million was issued. This payment comprised $5.8 million related to a Michigan state tax matter and $1.9 million related to a potential tax indemnity obligation. Restricted cash in an escrow account for the benefit of the CVRs was $3.0 million for the potential tax indemnity obligation.  As the potential tax indemnity obligation was not triggered, the remaining $1.1 million in the escrow account reverted back to the general cash of the Company in the second quarter of 2013.

See Note 13 for further information on the Michigan tax matter.

A detail of the elements included in the CVR is as follows:

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) CVRs
Balance as of December 31, 2012	$7,599
Accrued interest	74
Payments made	(7,673)
Balance as of June 30, 2013	$—

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) CVRs
Fair Value as of June 30, 2013
Components of CVR Total:
Tax refunds received before closing of the merger	$1,583
Other specified tax refunds	4,797
Tax indemnity obligation	1,868
Legal receivable	2,400
Interest income from Michigan tax refund	607
Other specified tax related liabilities	(53)
Costs incurred to collect tax refunds and by stockholders’ representative	(430)
Total CVR liability	10,772
September 2010 payment	(1,106)
June 2011 payment	(1,993)
June 2013 payment	(7,673)
Remaining CVR liability	$—

Assets and liabilities measured at fair value on a non-recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	As of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,404	$—	$—	$47,404
Property, equipment and software	21,027	—	—	21,027
Pre-publication costs, net	13,329	—	—	13,329
Acquired curriculum and technology intangibles, net	7,446	—	—	7,446
Acquired publishing rights, net	6,154	—	—	6,154
Other intangible assets, net	6,933	—	—	6,933

(in thousands)		Fair Value at Reporting Date Using
Description	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,404	$—	$—	$47,404
Property, equipment and software	21,021	—	—	21,021
Pre-publication costs, net	11,660	—	—	11,660
Acquired curriculum and technology intangibles, net	9,320	—	—	9,320
Acquired publishing rights, net	7,602	—	—	7,602
Other intangible assets, net	7,836	—	—	7,836

(in thousands)	Total Gains (Losses) for the Six Months Ended June 30,
Description	2013	2012
Goodwill	$—	$(14,700)
Property, equipment and software	—	(3,111)
Pre-publication costs, net	—	—
Acquired curriculum and technology intangibles, net	—	—
Acquired publishing rights, net	—	—
Other intangible assets, net	—	—

There were no significant remeasurements of these assets during the first half of 2013.

During the quarter ended March 31, 2012, an Impairment of Long-Lived Assets charge of $2.8 million was recorded primarily due to the Company’s decision to outsource its warehouse operations to Ozburn Hessey Logistics and to cease use of its leased facility in Frederick, Colorado. During the quarter ended June 30, 2012, an Impairment of Long-Lived Assets charge of $0.3 million was recorded for the impairment of previously capitalized development costs that, as a result of certain actions in our restructuring and reengineering initiative, were determined to have no ongoing value.

Goodwill Impairment

In accordance with applicable accounting guidance, goodwill and other indefinite-lived intangible assets are not amortized but are instead reviewed for impairment at least annually and if a triggering event is determined to have occurred in an interim period. The Company’s annual impairment testing is performed as of October 1 of each year. During the quarter ended June 30, 2012, significant sustained sales declines in the Company’s Kurzweil/IntelliTools segment caused the Company to re-evaluate the forecasts for this reporting unit. The Company determined that future sales for Kurzweil/IntelliTools were not expected to achieve previous forecasts. This adverse change in expected future cash flows triggered the need for an interim goodwill impairment analysis for this reporting unit.  As a result of our interim impairment test, the goodwill balance for the Kurzweil/IntelliTools reporting unit was determined to be partially impaired, and an impairment charge of $14.7 million was recorded as of June 30, 2012. The goodwill impairment charge was primarily the result of lowered forecasts of future sales.

During the three and six months ended June 30, 2013, the Company did not identify any triggering events that would warrant an interim goodwill impairment test.

Note 6 — Other Current Assets

Other current assets at June 30, 2013 and December 31, 2012 consisted of the following:

	As of
(in thousands)	June 30, 2013	December 31, 2012
Deferred costs	$2,689	$4,132
Prepaid expenses	2,004	1,599
Deferred taxes	261	137
Other current assets	—	24
Total	$4,954	$5,892

Note 7 — Other Assets

Other assets at June 30, 2013 and December 31, 2012 consisted of the following:

	As of
(in thousands)	June 30, 2013	December 31, 2012
Deferred financing costs	$5,337	$6,121
Collateral investments	1,970	1,969
Other	2,034	1,542
Total	$9,341	$9,632

The deferred financing costs represent costs incurred in connection with the issuance of the $175 million aggregate principal amount of 9.75% senior secured notes as described in Note 14 to the Condensed Consolidated Financial Statements.

Note 8 — Accrued Expenses

Accrued expenses at June 30, 2013 and December 31, 2012 consisted of the following:

	As of
(in thousands)	June 30, 2013	December 31, 2012
Salaries, bonuses and benefits	$8,422	$7,593
Accrued interest	6,478	6,490
Accrued royalties	1,715	1,399
Pension and post-retirement medical benefits	1,220	1,218
Deferred compensation	22	57
Other	3,185	3,773
Total	$21,042	$20,530

Accrued interest primarily relates to our 9.75% senior secured notes. The notes require semi-annual interest payments in arrears on each February 15 and August 15 over the life of the notes.

Note 9 — Other Liabilities

Other liabilities at June 30, 2013 and December 31, 2012 consisted of the following:

	As of
(in thousands)	June 30, 2013	December 31, 2012
Pension and post-retirement medical benefits, long-term portion	$11,004	$11,392
Deferred rent	1,322	1,457
Long-term income tax payable	877	852
Long-term deferred compensation	486	503
Long-term deferred tax liability	398	273
Other	506	654
Total	$14,593	$15,131

Note 10 — Pension Plan

The net pension costs of the Company’s defined benefit pension plan were comprised solely of interest costs and totaled $0.1 million for the three month periods ended June 30, 2013 and 2012 and $0.2 million and $0.3 million for the six month periods ended June 30, 2013 and 2012, respectively.  The net pension costs for the three and six months ended June 30, 2013 and 2012, also included immaterial accumulated net loss amortization.

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

Reengineering and restructuring charges were recorded to the following line items in the Condensed Consolidated Statements of Operations for the three and six months, respectively, ended June 30, 2012: $0.9 million and $1.4 million to Cost of Revenues; $0.2 million and $0.3 million to Research and Development Expense; $0.4 million and $0.5 million to Sales and Marketing Expense; $0.1 million and $0.1 million to General and Administrative Expense; $0.3 million and $0.4 million to Shipping and Handling Costs; and $0.3 million and $3.1 million to Impairment of Long-Lived Assets. All of these charges were recorded in unallocated shared services.

(in thousands)	One-Time Termination Benefits
Balance as of December 31, 2012	$828
Accrual changes	(18)
Payments made	(659)
Balance as of June 30, 2013	$151

Note 12 — Uncertain Tax Positions

The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in its financial statements. For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in its financial statements is recorded on the Condensed Consolidated Balance Sheet as an unrecognized tax benefit (“UTB”). The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities. The balance of UTBs was $7.1 million at June 30, 2013 and December 31, 2012.

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

The Company had a potential contingent liability related to state income taxes and related interest that had been assessed against a former subsidiary. On August 27, 2010, the former subsidiary received a decision and order of determination from the Michigan taxing authority. According to the determination of the Michigan taxing authority, the former subsidiary was liable to the State of Michigan for unpaid taxes and interest in the amount of approximately $10.4 million. In order to expedite resolution of this matter and access the Michigan Court of Claims, the Company paid this liability to the state of Michigan on behalf of the former subsidiary on September 7, 2010 and filed an action in the Michigan Court of Claims to pursue a refund of the assessment. On November 16, 2011, the Michigan Court of Claims ruled in the Company’s favor. The Michigan state taxing authority then appealed the decision of the Court of Claims to the Michigan Court of Appeals. On January 16, 2013, the Michigan Court of Appeals affirmed the verdict of the Court of Claims. As the Michigan state taxing authority declined to appeal the case to the Michigan Supreme Court, the matter was closed and the Company received $11.7 million related to this claim in the second quarter of 2013.

This liability was identified as an agreed contingency for purposes of the CVRs issued as part of a 2009 merger. In accordance with the terms of the merger agreement, dated June 20, 2009, fifty percent (50%) of any amount that is paid or due and payable with respect to each agreed contingency would offset payments due under the CVRs from an amount held for such payments by Wells Fargo Bank, N.A., as escrow agent, in an escrow account. Upon payment of the approximately $10.4 million, the Company requested a disbursement to the Company from the escrow account in an amount equal to fifty percent (50%) of the payment, or approximately $5.2 million. This cash disbursement was received by the Company during the third quarter of 2010. On September 20, 2010, the Company amended the merger agreement and the escrow agreement to extend the term of the escrow agreement until the later of the full distribution of the escrow funds or the final resolution of the agreed contingency. The final resolution of the tax litigation resulted in a total refund from the taxing authority to the Company of $11.7 million of which $5.8 million was paid to the holders of the CVRs.  The total payment to the holders of the CVRs during the second quarter of 2013 also included $1.9 million related to a potential tax indemnity obligation.

The Michigan Court of Appeals also ruled in the Company’s favor on two other tax matters that resulted in a refund of $0.6 million. These tax refunds were retained by the Company and were not subject to payment to the holders of the CVRs.

From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business. These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. These open purchase commitments totaled $1.1 million as of June 30, 2013.

The Company has letters of credit outstanding as of June 30, 2013 in the amount of $2.9 million to support workers’ compensation insurance coverage, certain credit card programs, the build-to-suit lease, and performance bonds for certain contracts. The Company maintains a $1.1 million certificate of deposit as collateral for the workers’ compensation insurance and credit card program letters of credit and for Automated Clearinghouse (ACH) programs. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificate of deposit and money market fund investment are recorded in Other Assets.

Note 14 — Long-Term Debt

Long-term debt consists of the following at June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012
$175.0 million of 9.75% senior secured notes due February 15, 2017, interest payable semiannually	$175,000	$175,000
Less: Unamortized discount	(591)	(672)
Total long-term debt	$174,409	$174,328

In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into an asset-based revolving credit facility with potential for up to $40 million in borrowing capacity. Deferred financing costs are capitalized in Other Assets in the Condensed Consolidated Balance Sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at June 30, 2013 and December 31, 2012 were $5.3 million and $6.1 million, respectively.

Interest on the Notes accrues at a rate of 9.75% per annum from the date of original issuance and is payable semi-annually in arrears on each February 15 and August 15 to the holders of record of the Notes on the immediately preceding February 1 and August 1. No principal repayments are due until the maturity date of the Notes.

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

As of June 30, 2013, the balances of accounts receivable and inventory collateralizing the ABL Facility were $20.9 million and $12.0 million, respectively. As of June 30, 2013, the Company had a borrowing base under the ABL Loan Agreement of up to $17.0 million.

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

The ABL Facility contains a financial covenant that generally requires the ABL Credit Parties to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. The ABL Credit Parties will be required to pay, quarterly in arrears, an unused line fee equal to the product of (x) either 0.375% or 0.50% (depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) and (y) the average daily unused amount of the revolver. As of June 30, 2013, the Company was in compliance with this covenant.

Note 15 — Segment Reporting

During the first quarter of 2013, the Company’s Board of Directors announced that they had accepted the resignation of Ron Klausner, the Company’s Chief Executive Officer. In response to Mr. Klausner’s resignation, John Campbell was promoted from President of the Company’s Cambium Learning Technologies segment to Chief Executive Officer of the Company. Based on the Company’s organizational structure and management reporting and resource allocation practices subsequent to the management change, the Company has identified four reportable segments with separate management teams and infrastructures that offer various products and services:

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

Learning A-Z:

Learning A-Z is an educational resource company specializing in online delivery of leveled readers and other supplementary curriculum resources for K-6. Learning A-Z’s resources are currently used in nearly half of the districts in the U.S. and Canada and over 155 countries worldwide. Learning A-Z serves a wide range of student needs, including English language learners and those students for which English is a second language, Response to Intervention, Special Education, and general classroom instruction. There is one free website, LearningPage TM, which provides basic materials and directs interested parents, teachers, schools and districts to Learning A-Z’s subscription-based websites. These websites are stand-alone or integrated for a comprehensive solution used for individual classrooms, schools, and districts. Reading A-Z TM, Raz-Kids TM, Vocabulary A-Z TM, Writing A-Z TM and Science A-Z TM, provide online supplemental reading, writing, vocabulary lessons, books, science lessons and other resources for students and teachers.

ExploreLearning:

ExploreLearning develops online solutions to improve student learning in math and science. ExploreLearning currently has two products: Gizmos, the world’s largest library of interactive, online simulations for math and science in grades 3-12; and Reflex, a powerful solution available for math fact fluency development. Gizmos and Reflex bring research-proven instructional strategies to classrooms around the world.

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

(in thousands)	Voyager Sopris Learning	Learning A-Z	ExploreLearning	Kurzweil/ IntelliTools	Other	Consolidated
Quarter ended June 30, 2013
Net revenues	$28,357	$8,065	$4,046	$2,318	$—	$42,786
Cost of revenues	11,446	226	536	451	(12)	12,647
Amortization	—	—	—	—	4,281	4,281
Total cost of revenues	11,446	226	536	451	4,269	16,928
Other operating expenses	8,607	3,622	2,203	1,180	3,910	19,522
Embezzlement and related expense	—	—	—	—	115	115
Depreciation and amortization	—	—	—	—	1,220	1,220
Net interest expense	—	—	—	—	4,679	4,679
Other income, net	—	—	—	—	(211)	(211)
Income tax expense	—	—	—	—	102	102
Segment net income (loss)	$8,304	$4,217	$1,307	$687	$(14,084)	$431

Quarter ended June 30, 2012
Net revenues	$27,869	$6,344	$3,611	$2,605	$—	$40,429
Cost of revenues	12,369	68	413	684	863	14,397
Amortization	—	—	—	—	6,579	6,579
Total cost of revenues	12,369	68	413	684	7,442	20,976
Other operating expenses	10,093	2,399	2,116	1,490	4,610	20,708
Goodwill impairment	—	—	—	—	14,700	14,700
Embezzlement and related expense	—	—	—	—	44	44
Depreciation and amortization	—	—	—	—	1,591	1,591
Impairment of long-lived assets	—	—	—	—	320	320
Net interest expense	—	—	—	—	4,627	4,627
Other income, net	—	—	—	—	(37)	(37)
Income tax benefit	—	—	—	—	(23)	(23)
Segment net income (loss)	$5,407	$3,877	$1,082	$431	$(33,274)	$(22,477)

(in thousands)	Voyager Sopris Learning	Learning A-Z	ExploreLearning	Kurzweil/ IntelliTools	Other	Consolidated
Six months ended June 30, 2013
Net revenues	$45,820	$15,685	$7,797	$4,913	$—	$74,215
Cost of revenues	21,500	479	1,023	1,048	—	24,050
Amortization	—	—	—	—	7,988	7,988
Total cost of revenues	21,500	479	1,023	1,048	7,988	32,038
Other operating expenses	16,443	6,699	4,340	2,310	9,486	39,278
Embezzlement and related expense	—	—	—	—	115	115
Depreciation and amortization	—	—	—	—	2,436	2,436
Net interest expense	—	—	—	—	9,255	9,255
Other income, net	—	—	—	—	(430)	(430)
Income tax expense	—	—	—	—	170	170
Segment net income (loss)	$7,877	$8,507	$2,434	$1,555	$(29,020)	$(8,647)

Six months ended June 30, 2012
Net revenues	$43,117	$12,344	$6,921	$5,902	$—	$68,284
Cost of revenues	21,636	175	822	1,500	1,430	25,563
Amortization	—	—	—	—	12,949	12,949
Total cost of revenues	21,636	175	822	1,500	14,379	38,512
Other operating expenses	20,169	5,254	3,965	3,268	9,352	42,008
Goodwill impairment	—	—	—	—	14,700	14,700
Embezzlement and related expense	—	—	—	—	(41)	(41)
Depreciation and amortization	—	—	—	—	3,250	3,250
Impairment of long-lived assets	—	—	—	—	3,111	3,111
Net interest expense	—	—	—	—	9,404	9,404
Other income, net	—	—	—	—	(73)	(73)
Income tax expense	—	—	—	—	154	154
Segment net income (loss)	$1,312	$6,915	$2,134	$1,134	$(54,236)	$(42,741)
(in thousands)	Voyager Sopris Learning	Learning A-Z	ExploreLearning	Kurzweil/ IntelliTools	Other	Consolidated
Year ended December 31, 2012
Product revenues	$78,463	$26,189	$14,283	$10,812	$—	$129,747
Service revenues	18,399	—	—	413	—	18,812
Net revenues	96,862	26,189	14,283	11,225	—	148,559
Cost of product revenues	26,406	659	1,929	2,056	1,578	32,628
Cost of service revenues	17,679	—	—	656	—	18,335
Amortization	—	—	—	—	24,716	24,716
Total cost of revenues	44,085	659	1,929	2,712	26,294	75,679
Other operating expenses	38,551	10,920	7,747	5,646	18,671	81,535
Goodwill impairment	—	—	—	—	66,893	66,893
Embezzlement and related expense	—	—	—	—	516	516
Depreciation and amortization	—	—	—	—	6,182	6,182
Impairment of long-lived assets	1,496	—	—	—	32,211	33,707
Net interest expense	—	—	—	—	18,683	18,683
Other income, net	—	—	—	—	(1,125)	(1,125)
Income tax expense	—	—	—	—	272	272
Segment net income (loss)	$12,730	$14,610	$4,607	$2,867	$(168,597)	$(133,783)

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

The net expense in the three months ended June 30, 2012 was primarily due to a reduction in the fair value of the properties held for sale offset by a corresponding decline in warrant expense.  The net recoveries in the six months ended June 30, 2012 were primarily due to a decline in warrant expense slightly offset by a reduction in the fair value of the properties held for sale.  The net expense in the three and six months ended June 30, 2013 was due to a reduction in the fair value of the properties held for sale.  The final recovered property was sold in the third quarter of 2013.

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

While shares under the warrant are only issuable upon cash recoveries, the Company will be required to issue additional shares under the warrant when the recovered properties are sold. As such, the Company has recorded estimated liabilities for these issuances of $0.1 million as of June 30, 2013 and December 31, 2012 in Accrued Expenses in the Condensed Consolidated Balance Sheets. The related properties are recorded in Assets Held for Sale in the Condensed Consolidated Balance Sheets and totaled $0.3 million as of as of June 30, 2013 and $0.4 million as of December 31, 2012.

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

ExploreLearning:

ExploreLearning develops online solutions to improve student learning in math and science. ExploreLearning currently has two products: Gizmos, the world’s largest library of interactive, online simulations for math and science in grades 3-12; and Reflex, a powerful solution available for math fact fluency development. Gizmos and Reflex bring research-proven instructional strategies to classrooms around the world.

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

Overview of Results of Operations

 Order volume is an internal metric that is a leading indicator of revenues.  Overall company order volumes declined 5% in the first six months of 2013 compared to the first six months of 2012, with changes by segment as follows:

•	Voyager Sopris Learning order volumes were down 10%

•	Learning A-Z order volumes increased 11%

•	ExploreLearning order volumes increased 23%

•	Kurzweil/IntelliTools order volumes decreased 14%

VSL and Kurzweil/IntelliTools experienced order volume challenges in the first half of 2013, while Learning A-Z and ExploreLearning continued their double digit growth.  We expect both trends to continue in the second half of 2013.

VSL

School district funding continues to undergo significant change and uncertainty, and the current environment has made growth challenging.  Additionally, we believe that a significant portion of the VSL order volume decline is attributable to slow execution of our strategy to transition to technology-based learning solutions as well as some confusion in the marketplace concerning solutions designed to assist districts in achieving Common Core State Standards.  Common Core State Standards define the knowledge and skills students should have within their K-12 education careers so that they will graduate high school able to succeed in entry-level, credit-bearing academic college courses and in workforce training programs. We expect sales of purely print-based products to continue to decline.  Therefore, to stabilize order volumes and enable growth in future years, the company will focus its development efforts on technology solutions, especially those opportunities that help school districts implementing the new Common Core State Standards.  VSL will also expand its professional services offerings, including professional development for teachers and school improvement services.

VSL has now released the first level of LANGUAGE! Live, its new technology-enabled comprehensive adolescent intervention literacy solution for middle and high school students.  This Common Core State Standards-aligned product is a blended model of student-directed learning, teacher led instruction, and a robust data management tool.  The second level of LANGUAGE! Live is expected to be released in the spring of 2014.  Additionally, the unit has launched its comprehensive pre-k program, We Can, to capitalize on the growth of the early childhood market.  VSL also recently announced that it would collaborate with PassTheNotes, a cloud solution provider that helps teachers and students organize and share content inside and outside the classroom.

Learning A-Z and ExploreLearning

The Learning A-Z and ExploreLearning segments are online subscription-based businesses which continue to deliver strong growth.  We believe that the value proposition offered by these segments will continue to be compelling due to quality content and innovative and award-winning technology.

Kurzweil/IntelliTools

The Company has experienced order volume declines in its Kurzweil products, which provide literacy support technology for individuals with learning challenges, low vision and blindness, and its IntelliTools products, which provide solutions for special education.  The decline is due in part to a change in mix toward a subscription solution rather than a perpetual model (which would provide more first year revenue).  Additionally, management believes that customers are increasingly meeting their special education and text-to-speech needs with free and low priced, but less comprehensive, solutions.  The Company plans to continue to invest in improving the firefly offering which brings many of the capabilities of the Kurzweil 3000 product to the web.  This subscription solution has shown strong year over year growth and will continue to be the focus of the business unit.

Costs and Expenses

Costs in 2013 have benefitted from the prior year reengineering and restructuring activities which were completed in 2012. While the Company intends to strategically reinvest some of the savings in growth areas such as its online subscription businesses, cost reductions made in slower growing areas such as VSL’s print-based solutions are expected to provide earnings growth. The Company will continue to review and assess its cost structure to ensure that resources are allocated to areas of the business providing the highest earnings opportunity.  The first half 2012 results include costs of $5.7 million related to the Company’s reengineering and restructuring activities, including impairment of long-lived assets of $3.1 million.

(in thousands)	Quarter Ended				Year Over Year Change Favorable/(Unfavorable)
	June 30, 2013		June 30, 2012
	Amount	% of Revenues	Amount	% of Revenues	$	%
Net revenues:
Voyager Sopris Learning	$28,357	66.3%	$27,869	68.9%	$488	1.8%
Learning A-Z	8,065	18.8%	6,344	15.7%	1,721	27.1%
ExploreLearning	4,046	9.5%	3,611	8.9%	435	12.0%
Kurzweil/IntelliTools	2,318	5.4%	2,605	6.4%	(287)	(11.0)%

Total net revenues	42,786	100.0%	40,429	100.0%	2,357	5.8%
Cost of revenues:
Voyager Sopris Learning	11,446	26.8%	12,369	30.6%	923	7.5%
Learning A-Z	226	0.5%	68	0.2%	(158)	(232.4)%
ExploreLearning	536	1.3%	413	1.0%	(123)	(29.8)%
Kurzweil/IntelliTools	451	1.1%	684	1.7%	233	34.1%
Shared Services	(12)	(0.0)%	863	2.1%	875	101.4%
Amortization expense	4,281	10.0%	6,579	16.3%	2,298	34.9%

Total cost of revenues	16,928	39.6%	20,976	51.9%	4,048	19.3%
Research and development expense	2,528	5.9%	2,652	6.6%	124	4.7%
Sales and marketing expense	11,715	27.4%	12,041	29.8%	326	2.7%
General and administrative expense	4,880	11.4%	5,061	12.5%	181	3.6%
Shipping costs	399	0.9%	954	2.4%	555	58.2%
Depreciation and amortization expense	1,220	2.9%	1,591	3.9%	371	23.3%
Goodwill impairment	—	0.0%	14,700	36.4%	14,700	100.0%
Embezzlement and related expense (recoveries)	115	0.3%	44	0.1%	(71)	(161.4)%
Impairment of long-lived assets	—	0.0%	320	0.8%	320	100.0%

Income (loss) before interest, other income (expense) and income taxes	5,001	11.7%	(17,910)	(44.3)%	22,911	127.9%
Net interest expense	(4,679)	(10.9)%	(4,627)	(11.4)%	(52)	(1.1)%
Other income (expense), net	211	0.5%	37	0.1%	174	470.3%
Income tax benefit (expense)	(102)	(0.2)%	23	0.1%	(125)	(543.5)%
Net income (loss)	$431	1.0%	$(22,477)	(55.6)%	$22,908	101.9%

Second Quarter of Fiscal 2013 Compared to the Second Quarter of Fiscal 2012

Net Revenues.

Our total net revenues increased $2.4 million, or 5.8%, to $42.8 million in the second quarter of 2013 compared to the same period in 2012. Although our overall order volume declined from the second quarter of 2012, net revenues increased as we recognized revenue on prior period technology and service sales that were delivered in the quarter.

•	The Voyager Sopris Learning segment’s net revenues increased $0.5 million, or 1.8%, to $28.4 million in the second quarter of 2013 compared to the same period in 2012.

•	The Learning A-Z segment’s net revenues increased $1.7 million, or 27.1%, to $8.1 million in the second quarter of 2013 compared to the same period in 2012.

•	The ExploreLearning segment’s net revenues increased $0.4 million, or 12.0%, to $4.0 million in the second quarter of 2013 compared to the same period in 2012.

•	The Kurzweil/IntelliTools segment’s net revenues decreased $0.3 million, or 11.0%, to $2.3 in the second quarter of 2013 compared to the same period in 2012.

Cost of Revenues.

Cost of revenues includes expenses to print, purchase, handle and warehouse our products, as well as order processing and royalty costs, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $1.8 million, or 12.2%, to $12.6 million in the second quarter of 2013 compared to the same period in 2012.  This decline was primarily due to lower order volumes, lower cost of delivery of our Voyager Education Services solutions and reduced royalty costs.  Additionally, the charges incurred in the second quarter of 2012 include $0.9 million of expenses related to our re-engineering and restructuring initiatives.

•	Cost of revenues for the Voyager Sopris Learning segment decreased $0.9 million, or 7.5%, to $11.4 million in the second quarter of 2013 compared to the same period in 2012. This decline was primarily due to lower order volumes, lower cost of delivery of our Voyager Education Services solutions and reduced royalty costs.

•	Cost of revenues for the Learning A-Z segment increased $0.2 million, or 232.4%, to $0.2 million in the second quarter of 2013 compared to the same period in 2012.

•	Cost of revenues for the ExploreLearning segment increased $0.1 million, or 29.8%, to $0.5 million in the second quarter of 2013 compared to the same period in 2012.

•	Cost of revenues for the Kurzweil/IntelliTools segment decreased $0.2 million, or 34.1%, to $0.5 million in the second quarter of 2013 compared to the same period in 2012.

•	Cost of revenues for Shared Services in the second quarter of 2012 of $0.9 million was related to our re-engineering and restructuring efforts, primarily the outsourcing of our warehouse operations to a third party logistics firm.

Amortization Expense.

Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the second quarter of 2013 decreased $2.3 million compared to the second quarter of 2012, or 34.9%, primarily due to impairment losses that were recorded in the fourth quarter of 2012 which reduced the value of the assets being amortized. Additionally, a majority of our intangible assets are amortized using accelerated methodologies.

Research and Development Expense.

Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the second quarter of 2013 decreased $0.1 million, or 4.7%, to $2.5 million compared to the second quarter of 2012.  The second quarter of 2012 includes charges of $0.2 million related to our re-engineering and restructuring efforts.

Sales and Marketing Expense.

Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the second quarter of 2013 decreased $0.3 million, or 2.7%, as savings from our re-engineering and restructuring initiatives in 2012 were offset by an increase in commissions. Sales and marketing expenses in the second quarter of 2012 includes charges of $0.4 million related to our re-engineering and restructuring efforts.

General and Administrative Expense.

General and administrative expenses for the second quarter of 2013 decreased $0.2 million, or 3.6%, from the second quarter of 2012 to $4.9 million. This decline is primarily due to a reduction in employee costs as a result of our re-engineering and restructuring initiatives in 2012.  Additionally, general and administrative expenses in the second quarter of 2013 include costs related to the former Voyager Learning Company entity acquired in 2009 of $0.2 million and stock based compensation and expense of $0.3 million.  General and administrative expenses in the second quarter of 2012 include re-engineering and restructuring charges of $0.1 million, costs related to mergers and acquisitions, including the former Voyager Learning Company entity acquired in 2009, of $0.3 million, stock based compensation and expense of ($0.1) million and a loss to reflect an increase in the estimated fair value of the contingent value rights (“CVR”) liability of $0.1 million.

Shipping and Handling Costs.

Shipping and handling costs recognized in the second quarter of 2013 decreased $0.6 million, or 58.2%, from the second quarter of 2012 to $0.4 million primarily due to a reduction in order volume. Additionally, shipping and handling costs in the second quarter of 2012 included re-engineering and restructuring charges of $0.3 million.

Goodwill Impairment.

We determined during the second quarter of 2012 that the goodwill balance for the Kurzweil/IntelliTools reporting unit was partially impaired. As such an impairment charge of $14.7 million was recorded. The goodwill impairment charge was primarily the result of lowered forecasts of future sales for that reporting unit.

Impairment of Long-Lived Assets.

The impairment expense recorded in the second quarter of 2012 of $0.3 million related to charges from the impairment of previously capitalized development costs that, as a result of certain actions in our restructuring and reengineering initiative, were determined to have no ongoing value.

Net Interest Expense.

Net interest expense increased by $0.1 million, or 1.1%, to $4.7 million in the second quarter of 2013 compared to the same period in 2012.

Income Tax Provision.

During the second quarter of 2013, we recorded state income tax expense of $0.1 million. We continue to maintain a valuation allowance against our deferred tax assets, which eliminated the deferred tax benefit generated.

First Half of Fiscal 2013 Compared to the First Half of Fiscal 2012

(in thousands)	Six Months Ended				Year Over Year Change Favorable/(Unfavorable)
	June 30, 2013		June 30, 2012
	Amount	% of Revenues	Amount	% of Revenues	$	%
Net revenues:
Voyager Sopris Learning	$45,820	61.7%	$43,117	63.1%	$2,703	6.3%
Learning A-Z	15,685	21.1%	12,344	18.1%	3,341	27.1%
ExploreLearning	7,797	10.5%	6,921	10.1%	876	12.7%
Kurzweil/IntelliTools	4,913	6.6%	5,902	8.6%	(989)	(16.8)%

Total net revenues	74,215	100.0%	68,284	100.0%	5,931	8.7%
Cost of revenues:
Voyager Sopris Learning	21,500	29.0%	21,636	31.7%	136	0.6%
Learning A-Z	479	0.6%	175	0.3%	(304)	(173.7)%
ExploreLearning	1,023	1.4%	822	1.2%	(201)	(24.5)%
Kurzweil/IntelliTools	1,048	1.4%	1,500	2.2%	452	30.1%
Shared Services	—	0.0%	1,430	2.1%	1,430	100.0%
Amortization expense	7,988	10.8%	12,949	19.0%	4,961	38.3%

Total cost of revenues	32,038	43.2%	38,512	56.4%	6,474	16.8%
Research and development expense	4,859	6.5%	5,984	8.8%	1,125	18.8%
Sales and marketing expense	22,048	29.7%	23,937	35.1%	1,889	7.9%
General and administrative expense	11,673	15.7%	10,806	15.8%	(867)	(8.0)%
Shipping costs	698	0.9%	1,281	1.9%	583	45.5%
Depreciation and amortization expense	2,436	3.3%	3,250	4.8%	814	25.0%
Goodwill impairment	—	0.0%	14,700	21.5%	14,700	100.0%
Embezzlement and related expense (recoveries)	115	0.2%	(41)	(0.1)%	(156)	(380.5)%
Impairment of long-lived assets	—	0.0%	3,111	4.6%	3,111	100.0%

Income (loss) before interest, other income (expense) and income taxes	348	0.5%	(33,256)	(48.7)%	33,604	101.0%
Net interest expense	(9,255)	(12.5)%	(9,404)	(13.8)%	149	1.6%
Other income (expense), net	430	0.6%	73	0.1%	357	489.0%
Income tax benefit (expense)	(170)	(0.2)%	(154)	(0.2)%	(16)	(10.4)%
Net loss	$(8,647)	11.7%	$(42,741)	(62.6)%	$34,094	79.8%

Net Revenues.

Our total net revenues increased $5.9 million, or 8.7%, to $74.2 million in the first half of 2013 compared to the same period in 2012. Although our overall order volume declined from the first half of 2012, net revenues increased as we recognized revenue on prior period technology and service sales that were delivered in the period.

•	The Voyager Sopris Learning segment’s net revenues increased $2.7 million, or 6.3%, to $45.8 million in the first half of 2013 compared to the same period in 2012.

•	The Learning A-Z segment’s net revenues increased $3.3 million, or 27.1%, to $15.7 million in the first half of 2013 compared to the same period in 2012.

•	The ExploreLearning segment’s net revenues increased $0.9 million, or 12.7%, to $7.8 million in the first half of 2013 compared to the same period in 2012.

•	The Kurzweil/IntelliTools segment’s net revenues decreased $1.0 million, or 16.8%, to $4.9 million in the first half of 2013 compared to the same period in 2012 due to a decline in order volume and a shift in mix to subscription based products for which revenue is recognized over the subscription period.

Cost of Revenues.

Cost of revenues includes expenses to print, purchase, handle and warehouse our products, as well as order processing and royalty costs, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $1.5 million, or 5.9%, to $24.1 million in the first half of 2013 compared to the same period in 2012.  The charges incurred in the first half of 2012 include $1.4 million of expenses related to our re-engineering and restructuring initiatives.

•	Cost of revenues for the Voyager Sopris Learning segment decreased $0.1 million, or 0.6%, to $21.5 million in the first half of 2013 compared to the same period in 2012.

•	Cost of revenues for the Learning A-Z segment increased $0.3 million, or 173.7%, to $0.5 million in the first half of 2013 compared to the same period in 2012.

•	Cost of revenues for the ExploreLearning segment increased $0.2 million, or 24.5%, to $1.0 million in the first half of 2013 compared to the same period in 2012.

•	Cost of revenues for the Kurzweil/IntelliTools segment decreased $0.5 million, or 30.1%, to $1.0 million in the first half of 2013 compared to the same period in 2012.

•	Cost of revenues for Shared Services in the first half of 2012 of $1.4 million was related to our re-engineering and restructuring efforts, primarily the outsourcing of our warehouse operations to a third party logistics firm.

Amortization Expense.

Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the first half of 2013 decreased $5.0 million compared to the first half of 2012, or 38.3%, primarily due to impairment losses that were recorded in the fourth quarter of 2012 which reduced the value of the assets being amortized. Additionally, a majority of our intangible assets are amortized using accelerated methodologies.

Research and Development Expense.

Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the first half of 2013 decreased $1.1 million, or 18.8%, to $4.9 million compared to the first half of 2012 due to a reduction in employee costs as a result of the re-engineering and restructuring initiatives in 2012.  Additionally, the first half of 2012 includes charges of $0.3 million related to our re-engineering and restructuring efforts.

Sales and Marketing Expense.

Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the first half of 2013 decreased $1.9 million, or 7.9% compared to the first half of 2012. This reduction was primarily due to declines in employee costs, conference expenses and samples partially offset by an increase in commissions.  Sales and marketing expenses in the first half of 2012 includes charges of $0.5 million related to our re-engineering and restructuring efforts.

General and Administrative Expense.

General and administrative expenses for the first half of 2013 increased $0.9 million, or 8.0%, from the first half of 2012 to $11.7 million. General and administrative expenses in the first half of 2013 include severance charges related to the management changes of $1.5 million, costs related to the former Voyager Learning Company entity acquired in 2009 of $0.3 million, stock based compensation and expense of $0.5 million and a loss to reflect an increase in the estimated fair value of the CVR liability of $0.1 million.  General and administrative expenses in the first half of 2012 include re-engineering and restructuring charges of $0.1 million, costs related to mergers and acquisitions, including the former Voyager Learning Company entity acquired in 2009, of $0.5 million, stock based compensation and expense of $0.1 million and a loss to reflect an increase in the estimated fair value of the CVR liability of $0.1 million.  As a result of the re-engineering and restructuring efforts in 2012, savings were realized in the first half of 2013 in employee costs, travel expenses and rent.

Shipping and Handling Costs.

Shipping and handling costs recognized in the first half of 2013 decreased $0.6 million, or 45.5%, from the first half of 2012 to $0.7 million primarily due to a reduction in order volume. Additionally, shipping and handling costs in the first half of 2012 included re-engineering and restructuring charges of $0.4 million.

Goodwill Impairment.

We determined during the second quarter of 2012 that the goodwill balance for the Kurzweil/IntelliTools reporting unit was partially impaired. As such an impairment charge of $14.7 million was recorded. The goodwill impairment charge was primarily the result of lowered forecasts of future sales for that reporting unit.

Impairment of Long-Lived Assets.

In connection with our re-engineering and restructuring initiative mentioned above, during the six months ended June 30, 2012 we recorded an impairment charge of $3.1 million primarily related to our leased facility in Frederick, Colorado and warehouse related assets. We completed the outsourcing of our warehouse operations to a third party logistics provider during the quarter ended June 30, 2012. The impairment expense recorded in the first half of 2012 also included charges from the impairment of previously capitalized development costs that, as a result of certain actions in our restructuring and reengineering initiative, were determined to have no ongoing value.

Net Interest Expense.

Net interest expense for the first half of 2013 decreased $0.1 million, or 1.6%, to $9.3 million compared to the first half of 2012.

Income Tax Provision.

During the first half of 2013 and 2012, we recorded state income tax expense of $0.2 million. We continue to maintain a valuation allowance against our deferred tax assets, which eliminated the deferred tax benefit generated.

Liquidity and Capital Resources

 Because sales seasonality affects operating cash flow, we normally incur a net cash deficit from all of our activities through the early part of the third quarter of the year. We typically fund these seasonal deficits through the drawdown of cash, which also could be supplemented by borrowings on a revolving credit facility, if needed. The cash balance as of June 30, 2013 was $46.3 million. The primary sources of liquidity are our current cash balances and our annual cash flow from operations and the primary liquidity requirements relate to interest on our long-term debt, pre-publication costs, capital investments and working capital. We believe that based on current and anticipated levels of operating performance, cash flow from operations and availability under a revolving credit facility, we will be able to make required interest payments on our debt and fund our working capital and capital expenditure requirements for the next 12 months.

Long-term debt

In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into an asset-based revolving credit facility with potential for up to $40 million in borrowing capacity. Deferred financing costs are capitalized in Other Assets in the Condensed Consolidated Balance Sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at June 30, 2013 and December 31, 2012 were $5.3 million and $6.1 million, respectively.

Interest on the Notes accrues at a rate of 9.75% per annum from the date of original issuance and is payable semi-annually in arrears on each February 15 and August 15, to the holders of record of the Notes on the immediately preceding February 1 and August 1. No principal repayments are due until the maturity date of the Notes.

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

As of June 30, 2013, the balances of accounts receivable and inventory collateralizing the ABL Facility were $20.9 million and $12.0 million, respectively. As of June 30, 2013, the Company had a borrowing base under the ABL Loan Agreement of up to $17.0 million.

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

The ABL Facility contains a financial covenant that generally requires the ABL Credit Parties to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. The ABL Credit Parties will be required to pay, quarterly in arrears, an unused line fee equal to the product of (x) either 0.375% or 0.50% (depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) and (y) the average daily unused amount of the revolver. As of June 30, 2013, we were in compliance with this covenant.

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

	For the six months ended June 30,
(in thousands)	2013	2012
Operating activities	$10,960	$(22,068)
Investing activities	(15,647)	(8,427)
Financing activities	(946)	(1,093)

Operating activities. Cash provided by (used in) operations was $11.0 million and ($22.1) million for the six month periods ended June 30, 2013 and 2012, respectively. Overall, cash flow from operations improved by $33.0 million.  A significant portion of the 2013 cash flow is related to the tax refunds received from the state of Michigan and the release of funds from escrow for a potential tax indemnity obligation which totaled $12.3 million and $3.0 million, respectively.  A portion of these receipts were issued as the final payment to the holders of the CVRs as noted below in investing activities.  Cash flow from operations was also positively impacted by earnings improvement, including the benefit of prior year cost reduction activities, and the absence in 2013 of the reengineering and restructuring activities which resulted in cash outflows of $2.1 million in the first half of 2012.  Improved inventory management practices and the timing of accounts receivable collections also increased operating cash flows in the first half of 2013 relative to the same period in 2012.

Investing activities. Cash used in investing activities was $15.6 million in the first half of 2013 compared to $8.4 million in the first half of 2012. The increase in investing cash flows is primarily due to the final CVR payment of $7.7 million offset slightly by a reduction in capital expenditures of $0.5 million.

Financing activities. Cash used in financing activities was $0.9 million in the first half of 2013 and $1.1 million in the first half of 2012. The cash flows in each period represent principal payments under capital lease obligations and share repurchases.

Contingency

The Company had a potential contingent liability related to state income taxes and related interest that had been assessed against a former subsidiary. On August 27, 2010, the former subsidiary received a decision and order of determination from the Michigan taxing authority. According to the determination of the Michigan taxing authority, the former subsidiary was liable to the State of Michigan for unpaid taxes and interest in the amount of approximately $10.4 million. In order to expedite resolution of this matter and access the Michigan Court of Claims, the Company paid this liability to the state of Michigan on behalf of the former subsidiary on September 7, 2010 and filed an action in the Michigan Court of Claims to pursue a refund of the assessment. On November 16, 2011, the Michigan Court of Claims ruled in the Company’s favor. The Michigan state taxing authority then appealed the decision of the Court of Claims to the Michigan Court of Appeals.  On January 16, 2013, the Michigan Court of Appeals affirmed the verdict of the Court of Claims.  As the Michigan state taxing authority declined to appeal the case to the Michigan Supreme Court, the matter was closed and the Company received $11.7 million related to this claim in the second quarter of 2013.

This liability was identified as an agreed contingency for purposes of the CVRs issued as part of a 2009 merger. In accordance with the terms of the merger agreement, dated June 20, 2009, fifty percent (50%) of any amount that is paid or due and payable with respect to each agreed contingency would offset payments due under the CVRs from an amount held for such payments by Wells Fargo Bank, N.A., as escrow agent, in an escrow account. Upon payment of the approximately $10.4 million, the Company requested a disbursement to the Company from the escrow account in an amount equal to fifty percent (50%) of the payment, or approximately $5.2 million. This cash disbursement was received by the Company during the third quarter of 2010. On September 20, 2010, the Company amended the merger agreement and the escrow agreement to extend the term of the escrow agreement until the later of the full distribution of the escrow funds or the final resolution of the agreed contingency. The final resolution of the tax litigation resulted in a total refund from the taxing authority to the Company of $11.7 million of which $5.8 million was paid to the holders of the CVRs.

The Michigan Court of Appeals also ruled in the Company’s favor on two other tax matters that resulted in a refund of $0.6 million. These tax refunds were retained by the Company and were not subject to payment to the holders of the CVRs.

Non-GAAP Measures

The net income (loss) as reported on a GAAP basis includes material non-operational and non-cash items. We believe that earnings (loss) from operations before interest, income taxes, and depreciation and amortization, or EBITDA, and Adjusted EBITDA, which further excludes non-operational and non-cash items, provide useful information for investors to assess the results of the ongoing business of the Company.

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

Below are reconciliations between net income (loss) and Adjusted EBITDA for the three and six month periods ended June 30, 2013 and 2012:

Reconciliation Between Net Revenues and Adjusted Net Revenues and Between Net Income (Loss) and Adjusted EBITDA for the Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,
	2013	2012
	(In thousands)
	(Unaudited)
Total net revenues	$42,786	$40,429
Non-operational or non-cash costs included in net revenues but excluded from adjusted net revenues: Adjustments related to purchase accounting (a)	9	123

Adjusted net revenues	$42,795	$40,552

Net income (loss)	$431	$(22,477)
Reconciling items between net income (loss) and EBITDA:
Depreciation and amortization	5,501	8,170
Net interest expense	4,679	4,627
Income tax (benefit) expense	102	(23)

Income (loss) from operations before interest, income taxes, and depreciation and amortization (EBITDA)	10,713	(9,703)

Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	(211)	(37)
Re-engineering and restructuring costs(b)	—	2,045
Merger and acquisition activities(c)	156	343
Stock-based compensation and expense (d)	362	(20)
Embezzlement and related expenses (recoveries) (e)	115	44
Adjustments related to purchase accounting(a)	9	95
Adjustments to CVR liability(f)	19	54
Goodwill impairment(h)	—	14,700

Adjusted EBITDA	$11,163	$7,521

Reconciliation Between Net Revenues and Adjusted Net Revenues and Between Net Loss and Adjusted EBITDA for the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30,
	2013	2012
	(In thousands)
	(Unaudited)
Total net revenues	$74,215	$68,284
Non-operational or non-cash costs included in net revenues but excluded from adjusted net revenues: Adjustments related to purchase accounting (a)	18	255

Adjusted net revenues	$74,233	$68,539

Net loss	$(8,647)	$(42,741)
Reconciling items between net loss and EBITDA:
Depreciation and amortization	10,424	16,199
Net interest expense	9,255	9,404
Income tax expense	170	154

Income (loss) from operations before interest, income taxes, and depreciation and amortization (EBITDA)	11,202	(16,984)

Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	(430)	(73)
Re-engineering and restructuring costs(b)	—	5,749
Management transition(g)	1,501	—
Merger and acquisition activities(c)	314	524
Stock-based compensation and expense (d)	591	205
Embezzlement and related expenses (recoveries) (e)	115	(41)
Adjustments related to purchase accounting(a)	38	198
Adjustments to CVR liability(f)	74	107
Goodwill impairment(h)	—	14,700

Adjusted EBITDA	$13,405	$4,385

Adjusted EBITDA by segment was as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Voyager Sopris Learning	$8,359	$5,534	$8,028	$1,567
Learning A-Z	4,235	3,913	8,541	6,992
ExploreLearning	1,326	1,127	2,470	2,228
Kurzweil/IntelliTools	686	432	1,555	1,137
Shared Services	(3,443)	(3,485)	(7,189)	(7,539)
Adjusted EBITDA	$11,163	$7,521	$13,405	$4,385

(a)

Under applicable accounting guidance for business combinations, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value. Net revenues have been reduced by $9 thousand, $0.1 million, $18 thousand, and $0.3 million, respectively, for the quarters ended June 30, 2013 and 2012 and the six month periods ended June 30, 2013 and 2012 in the historical financial statements due to the write-down of deferred revenue to its estimated fair value as of the merger date. The write-down was determined by estimating the cost to fulfill the related future customer obligations plus a normal profit margin. Partially offsetting this impact, cost of revenues were reduced for other purchase accounting adjustments, primarily a write-down of deferred costs to zero at the acquisition date. The adjustment of deferred revenue and deferred costs to fair value is required only at the purchase accounting date; therefore, its impact on net revenues and cost of revenues is non-recurring.

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

(d)

Stock-based compensation and expense is related to our outstanding options, restricted stock awards and warrants.  This total also includes legal fees incurred in connection with the Company’s exchange offer which were recorded as consulting expenses and therefore were not included in stock-based compensation and expense as detailed in Note 3 to the Condensed Consolidated Financial Statements.

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

(g)	Severance charges recorded in connection with the management transition completed in the first quarter of 2013.

(h)	For additional information on goodwill impairment charges, see Note 5 to our Condensed Consolidated Financial Statements included herein.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of June 30, 2013 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As described in Note 14 to our Condensed Consolidated Financial Statements, we have outstanding a $175 million aggregate principal amount of Notes (fixed rate) due 2017 and have available an asset-based revolving credit facility of up to $40 million. We have no amounts outstanding under the revolving credit facility, which is our only variable interest debt. Therefore, as of June 30, 2013 we have no material interest rate risk.

Foreign Currency Risk

The Company does not have material exposure to changes in foreign currency rates. As of June 30, 2013, the Company does not have any outstanding foreign currency forwards or option contracts.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012, the Company was involved in a tax litigation matter related to a Michigan state tax issue. The resolution of the tax litigation resulted in a total net refund from the taxing authority to the Company of $12.3 million.  Of this amount, $5.8 million was distributed to the holders of the CVRs in June 2013 and the remainder was retained by the Company.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as such factors could materially affect the Company’s business, financial condition, or future results. In the three and six months ended June 30, 2013, there were no material changes to the risk factors disclosed in the Company’s 2012 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 6. Exhibits.

The following exhibits are filed as part of this report.

Exhibit Number	Description

10.1	Form of Stock Option Agreement for the Cambium Learning Group, Inc. 2009 Equity Incentive Plan.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.*

101.def	XBRL Taxonomy Extension Definition Linkbase Document.*

101.sch	XBRL Taxonomy Extension Schema Document.*

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.lab	XBRL Taxonomy Extension Label Linkbase Document.*

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

CAMBIUM LEARNING GROUP, INC.
Date:	August 8, 2013	/s/ Barbara Benson
Barbara Benson,
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Stock Option Agreement for the Cambium Learning Group, Inc. 2009 Equity Incentive Plan.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.*

101.def	XBRL Taxonomy Extension Definition Linkbase Document.*

101.sch	XBRL Taxonomy Extension Schema Document.*

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.lab	XBRL Taxonomy Extension Label Linkbase Document.*

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.*

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