Form 10-Q
period 2013-09-30
CAMBIUM LEARNING GROUP, INC.
filed 2013-11-07
CIK 1466815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of October 31, 2013 was 46,904,370.

Item 1. Financial Statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net revenues	$42,957	$45,958	$117,172	$114,242

Cost of revenues:
Cost of revenues	12,950	14,274	37,000	39,837
Amortization expense	4,692	7,035	12,680	19,984
Total cost of revenues	17,642	21,309	49,680	59,821

Research and development expense	2,486	2,622	7,345	8,606
Sales and marketing expense	10,943	11,331	32,991	35,268
General and administrative expense	5,122	4,837	16,795	15,643
Shipping and handling costs	721	1,204	1,419	2,485
Depreciation and amortization expense	1,227	1,592	3,663	4,842
Goodwill impairment	—	—	—	14,700
Embezzlement-related expense	3	493	118	452
Impairment of long-lived assets	—	236	—	3,347
Total costs and expenses	38,144	43,624	112,011	145,164

Income (loss) before interest, other income (expense) and income taxes	4,813	2,334	5,161	(30,922)

Net interest expense	(4,773)	(4,628)	(14,028)	(14,032)

Other income, net	215	163	645	236
Income (loss) before income taxes	255	(2,131)	(8,222)	(44,718)

Income tax expense	(127)	(104)	(297)	(258)
Net income (loss)	$128	$(2,235)	$(8,519)	$(44,976)

Other comprehensive income (loss):

Amortization of net pension loss	30	9	90	26
Realized gain on available for sale securities	—	(1)	—	(1)
Comprehensive income (loss)	$158	$(2,227)	$(8,429)	$(44,951)

Net income (loss) per common share:
Basic net income (loss) per common share	$0.00	$(0.05)	$(0.18)	$(0.90)
Diluted net income (loss) per common share	$0.00	$(0.05)	$(0.18)	$(0.90)

Average number of common shares and equivalents outstanding:
Basic	47,563	49,284	47,439	49,722
Diluted	47,657	49,284	47,439	49,722

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	As of
	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$53,793	$51,904
Accounts receivable, net	31,551	17,813
Inventory	10,591	16,620
Tax receivables	—	12,234
Restricted assets, current	1,350	4,387
Assets held for sale	—	380
Other current assets	6,316	5,892
Total current assets	103,601	109,230

Property, equipment and software at cost	41,862	35,535
Accumulated depreciation and amortization	(20,854)	(14,514)
Property, equipment and software, net	21,008	21,021

Goodwill	47,404	47,404
Acquired curriculum and technology intangibles, net	6,508	9,320
Acquired publishing rights, net	5,429	7,602
Other intangible assets, net	6,481	7,836
Pre-publication costs, net	13,949	11,660
Restricted assets, less current portion	5,796	6,754
Other assets	9,325	9,632
Total assets	$219,501	$230,459

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	As of
	September 30, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	(unaudited)

Current liabilities:
Capital lease obligations, current	$965	$1,290
Accounts payable	1,652	3,007
Contingent value rights	—	7,599
Accrued expenses	20,590	20,530
Deferred revenue, current	51,023	45,974

Total current liabilities	74,230	78,400

Long-term liabilities:
Long-term debt	174,450	174,328
Capital lease obligations, less current portion	2,278	3,014
Deferred revenue, less current portion	8,138	5,631
Other liabilities	14,001	15,131

Total long-term liabilities	198,867	198,104

Commitments and contingencies (See Note 13)

Stockholders’ equity (deficit):
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at September 30, 2013 and December 31, 2012)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 51,208 and 51,208 shares issued, and 46,904 and 47,098 shares outstanding at September 30, 2013 and December 31, 2012, respectively)	51	51
Capital surplus	283,572	282,450
Accumulated deficit	(326,961)	(318,442)
Treasury stock at cost (4,304 and 4,110 shares at September 30, 2013 and December 31, 2012, respectively)	(7,772)	(7,528)
Accumulated other comprehensive loss:
Pension and postretirement plans	(2,486)	(2,576)
Accumulated other comprehensive loss	(2,486)	(2,576)

Total stockholders’ equity (deficit)	(53,596)	(46,045)

Total liabilities and stockholders’ equity (deficit)	$219,501	$230,459

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Operating activities:

Net loss	$(8,519)	$(44,976)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	16,343	24,826
Goodwill impairment	—	14,700
Loss from recovery of property held for sale	122	880
Amortization of note discount and deferred financing costs	1,304	1,308
Change in fair value of contingent value rights obligation	74	161
Loss on disposal of assets	104	68
Stock-based compensation and expense	788	518
Impairment of long-lived assets	—	3,347
Proceeds from sale of recovered properties	258	—
Michigan tax refund received	12,342	—

Changes in operating assets and liabilities:
Accounts receivable, net	(13,738)	(19,430)
Inventory	6,029	2,624
Other current assets	(408)	(818)
Other assets	(875)	(223)
Restricted assets	3,995	1,023
Accounts payable	(1,355)	1,378
Accrued expenses	60	(3,868)
Deferred revenue	7,556	6,390
Other long-term liabilities	(830)	(689)
Net cash provided by (used in) operating activities	23,250	(12,781)

Investing activities:
Cash paid for contingent value rights obligation related to acquisition	(7,673)	—
Proceeds from sale of property, equipment, and software	—	264
Expenditures for property, equipment, software and pre-publication costs	(12,383)	(13,317)
Net cash used in investing activities	(20,056)	(13,053)
Financing activities:
Principal payments under capital lease obligations	(1,061)	(921)
Share repurchases	(244)	(1,297)
Net cash used in financing activities	(1,305)	(2,218)
Increase (decrease) in cash and cash equivalents	1,889	(28,052)

Cash and cash equivalents, beginning of period	51,904	63,191
Cash and cash equivalents, end of period	$53,793	$35,139

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

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Due to seasonality, the results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

Note 2 — Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.6 million at September 30, 2013 and $0.4 million at December 31, 2012. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment could reasonably be expected to cause sales returns to differ from historical experience.

Note 3 — Stock-Based Compensation and Expense

The stock-based compensation and expense recorded was allocated as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$33	$13	$57	$38
Research and development expense	60	31	112	91
Sales and marketing expense	61	31	105	87
General and administrative expense	192	238	514	302
Total	$346	$313	$788	$518

Exchange Offer

During the three month period ended September 30, 2013, the Company filed a Tender Offer Statement on Schedule TO with the SEC related to an offer by the Company to certain current U.S. employees of the Company and its subsidiaries who were selected by the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee” and such employees who have been selected by the committee, “Eligible Optionholders”) to receive the opportunity to exchange all of their outstanding options to purchase shares of the Company’s common stock, par value $0.001 per share, previously granted under the Cambium Learning Group, Inc. 2009 Equity Incentive Plan (the “Plan”) for the grant of new options to purchase shares of the Company’s common stock (the “New Options”). The New Options were granted pursuant to the Plan. The number of shares of Company common stock subject to the New Options was calculated pursuant to an exchange ratio determined by the Compensation Committee for each Eligible Optionholder. On July 30, 2013, options to purchase 1,757,500 shares of the Company’s common stock were exchanged in the exchange offer and New Options to purchase 1,902,500 shares of the Company’s common stock were issued.  The New Options had a grant date compensation cost, net of forecasted forfeitures, of $1.2 million which was comprised of incremental compensation cost of the New Options of $0.9 million and unamortized compensation cost of the surrendered options of $0.3 million, each as described below.

The exercise price per share for each New Option was equal to $1.30. Each of the New Options vests in equal monthly installments on the last day of each month of the four year period commencing as of January 1, 2013. Each New Option expires on the expiration date applicable to the option for which it was exchanged.

Under Accounting Standards Codification 718, “Compensation – Stock Compensation,” the exchange of options in this exchange offer is treated as a modification of the existing stock options for accounting purposes. Accordingly, beginning in the third quarter of 2013, the Company began recognizing the unamortized compensation cost of the surrendered options, as well as the incremental compensation cost of the New Options granted in this exchange offer, ratably over the vesting period of the New Option grants. The incremental compensation cost was measured as the excess of the fair value of each New Option grant granted to employees in exchange for surrendered options over the fair value of the surrendered options in exchange for the New Option grants, each measured as of the date the New Options were granted.

Other Grants

On July 30, 2013, the Company granted 377,500 options under the Plan with a total grant date fair value, net of forecasted forfeitures, of $0.3 million.  Each of these options have a per-share exercise price of $1.30 and vest in equal monthly installments on the last day of each month of the four year period commencing as of January 1, 2013.  The term of each of the options is ten years from the date of grant.

On September 19, 2013, the Company granted 30,000 options under the Plan with a total grant date fair value, net of forecasted forfeitures, of $25 thousand.  Each of these options have a per-share exercise price of $1.51 and vest in equal monthly installments on the last day of each month of the four year period beginning on the first day of the month of grant.  The term of each of the options is ten years from the date of grant.

Valuation assumptions

The following assumptions were used in the Black-Scholes option-pricing model to estimate the fair value of the awards granted during the nine month periods ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30, 2013	September 30, 2012
Expected stock volatility	63.1 – 63.9%	35.0%
Risk-free interest rate	1.01 – 1.88%	1.02 - 1.17%
Expected years until exercise	4.20 – 6.25	6.25
Dividend yield	0.00%	0.00%

Due to a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company used the simplified method as described in applicable accounting guidance for stock-based compensation to estimate the expected years until exercise on new awards.

Award activity

The following tables detail changes in the Company’s outstanding stock options during the three and nine month periods ended September 30, 2013.  Options surrendered in the exchange offer of 1,757,500 options are included in “Cancelled/Forfeited” in the tables below.

	Three Months Ended September 30, 2013
Grant Date	Beginning Outstanding	Granted	Cancelled/Forfeited	Ending Outstanding
December 8, 2009	550,000	—	550,000	—
January 27, 2010	996,421	—	969,044	27,377
May 25, 2010	80,000	—	74,128	5,872
February 1, 2011	122,908	—	119,616	3,292
November 21, 2011	150,000	—	—	150,000
February 8, 2012	195,000	—	195,000	—
April 16, 2012	15,000	—	15,000	—
May 14, 2012	25,000	—	—	25,000
July 30, 2013	—	2,280,000	4,108	2,275,892
September 19, 2013	—	30,000	—	30,000
Total	2,134,329	2,310,000	1,926,896	2,517,433
	Nine Months Ended September 30, 2013
Grant Date	Beginning Outstanding	Granted	Cancelled/Forfeited	Ending Outstanding
December 8, 2009	1,550,000	—	1,550,000	—
January 27, 2010	1,065,398	—	1,038,021	27,377
May 25, 2010	92,401	—	86,529	5,872
February 1, 2011	165,290	—	161,998	3,292
November 21, 2011	150,000	—	—	150,000
December 1, 2011	500,000	—	500,000	—
February 8, 2012	195,000	—	195,000	—
April 16, 2012	15,000	—	15,000	—
May 14, 2012	25,000	—	—	25,000
July 30, 2013	—	2,280,000	4,108	2,275,892
September 19, 2013	—	30,000	—	30,000
Total	3,758,089	2,310,000	3,550,656	2,517,433

During the three and nine months ended Septmber 30, 2013, the related restrictions lapsed on restricted common stock awards of zero shares and 47,795 shares, respectively.

Note 4 — Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period including a warrant for shares issuable for little or no cash consideration which is considered a common share equivalent. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, including the potential dilution that could occur if all of the Company’s outstanding stock awards that are in-the-money were exercised, using the treasury stock method.

A reconciliation of the weighted-average number of common shares and equivalents outstanding used in the calculation of basic and diluted net income (loss) per common share is shown in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Basic	47,563	49,284	47,439	49,722
Dilutive effect of awards	94	—	—	—
Diluted	47,657	49,284	47,439	49,722

Antidilutive securities:
Options	2,517	4,107	2,517	4,107
Warrants	—	188	300	188
Restricted stock	2	49	2	49

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

As of September 30, 2013, financial instruments include $53.8 million of cash and cash equivalents, restricted assets of $7.1 million, collateral investments of $2.0 million, and $174.5 million of senior secured notes.  As of December 31, 2012, financial instruments include $51.9 million of cash and cash equivalents, restricted assets of $11.1 million, collateral investments of $2.0 million, $174.3 million of senior secured notes, $0.3 million of warrants, assets held for sale of $0.4 million, and $7.6 million in contingent value rights (“CVRs”). The fair market values of cash equivalents and restricted assets are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period.  The final recovered property related to the employee embezzlement matter was sold during the quarter ended September 30, 2013.  See Note 16 to the Condensed Consolidated Financial Statements for further information.  The sale of the remaining recovered property also represented the final contingency related to the warrant.  As such, the warranty liability was reclassified from Other Liabilities to Capital Surplus in the Condensed Consolidated Financial Statements in accordance with relevant GAAP.

As of September 30, 2013, the fair value of the senior secured notes was $165.6 million based on quoted market prices in active markets for these debt instruments when traded as assets.

Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	As of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted assets:
Money market	$7,146	$7,146	$—	$—
Collateral investments:
Money market	903	903	—	—
Certificate of deposit	1,068	1,068	—	—

(in thousands)		Fair Value at Reporting Date Using
Description	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted assets:
Money market	$11,141	$11,141	$—	$—
Collateral investments:
Money market	902	902	—	—
Certificate of deposit	1,067	1,067	—	—
Warrant liability	310	—	310	—
Assets held for sale:
Recovered properties	380	—	380	—
CVRs	7,599	—	—	7,599

(in thousands)	Total Gains (Losses) for the Nine Months Ended September 30,
Description	2013	2012
Restricted assets:
Money market	$—	$—
Collateral investments:
Money market	—	—
Certificate of deposit	—	—
Warrant liability	(53)	389
Assets held for sale:
Recovered properties	(122)	(880)
CVRs	(74)	(161)

The warrant was valued using the Black-Scholes pricing model. Due to the low exercise price of the warrant, the model assumptions do not significantly impact the valuation.

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

See Note 13 for further information on the Michigan tax matter.

A detail of the elements included in the CVR is as follows:

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) CVRs
Balance as of December 31, 2012	$7,599
Accrued interest	74
Payments made	(7,673)
Balance as of September 30, 2013	$—

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) CVRs
Fair Value as of September 30, 2013
Components of CVR Total:
Tax refunds received before closing of the merger	$1,583
Other specified tax refunds	4,797
Tax indemnity obligation	1,868
Legal receivable	2,400
Interest income from Michigan tax refund	607
Other specified tax related liabilities	(53)
Costs incurred to collect tax refunds and by stockholders’ representative	(430)
Total CVR liability	10,772
September 2010 payment	(1,106)
June 2011 payment	(1,993)
June 2013 payment	(7,673)
Remaining CVR liability	$—

Assets and liabilities measured at fair value on a non-recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	As of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,404	$—	$—	$47,404
Property, equipment and software	21,008	—	—	21,008
Pre-publication costs, net	13,949	—	—	13,949
Acquired curriculum and technology intangibles, net	6,508	—	—	6,508
Acquired publishing rights, net	5,429	—	—	5,429
Other intangible assets, net	6,481	—	—	6,481

(in thousands)		Fair Value at Reporting Date Using
Description	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,404	$—	$—	$47,404
Property, equipment and software	21,021	—	—	21,021
Pre-publication costs, net	11,660	—	—	11,660
Acquired curriculum and technology intangibles, net	9,320	—	—	9,320
Acquired publishing rights, net	7,602	—	—	7,602
Other intangible assets, net	7,836	—	—	7,836

(in thousands)	Total Gains (Losses) for the Nine Months Ended September 30,
Description	2013	2012
Goodwill	$—	$(14,700)
Property, equipment and software	—	(3,347)
Pre-publication costs, net	—	—
Acquired curriculum and technology intangibles, net	—	—
Acquired publishing rights, net	—	—
Other intangible assets, net	—	—

There were no significant remeasurements of these assets during the nine months ended September 30, 2013.

During the quarter ended March 31, 2012, an Impairment of Long-Lived Assets charge of $2.8 million was recorded primarily due to the Company’s decision to outsource its warehouse operations to Ozburn Hessey Logistics and to cease use of its leased facility in Frederick, Colorado. During the quarter ended June 30, 2012, an Impairment of Long-Lived Assets charge of $0.3 million was recorded for the impairment of previously capitalized development costs that, as a result of certain actions in our restructuring and reengineering initiative, were determined to have no ongoing value. During the quarter ended September 30, 2012, an Impairment of Long-Lived Assets charge of $0.2 million was recorded for the impairment of certain warehouse equipment as a result of the Company’s restructuring and reengineering initiatives.

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

During the three and nine months ended September 30, 2013, the Company did not identify any triggering events that would warrant an interim goodwill impairment test.

Class.com

In late 2011, the Company completed the acquisition of certain assets of Class.com, a provider of online learning solutions and courseware.  To better align its product portfolio with the Company’s strategic focus, the Voyager Sopris Learning segment is considering strategic alternatives which could include a sale of the Class.com assets.  The Company is actively pursuing a sale transaction, but it is unknown at this time whether a transaction will be completed.  If the strategic alternative process does result in a sale transaction, it would most likely be completed in the fourth quarter of 2013 or the first quarter of 2014.  The Class.com product line was not recorded as held for sale or discontinued operations at September 30, 2013 as it was reasonably possible that the plan to sell the Class.com assets could significantly change or be withdrawn.

The Company determined that the potential sale of the Class.com assets was a trigger event for performing a review of the recoverability of the related assets.  After reviewing the recoverability of the assets and the fair values, as necessary, it was determined that no impairment was present at September 30, 2013.  The related product line assets include intangible assets of $0.6 million, capitalized software of $0.3 million, and developed curriculum of $0.2 million.  The Company will continue to monitor any changes to its strategic alternatives process and the related impact to its asset values.

Note 6 — Other Current Assets

Other current assets at September 30, 2013 and December 31, 2012 consisted of the following:

	As of
(in thousands)	September 30, 2013	December 31, 2012
Deferred costs	$4,399	$4,132
Prepaid expenses	1,656	1,599
Deferred taxes	261	137
Other current assets	—	24
Total	$6,316	$5,892

Note 7 — Other Assets

Other assets at September 30, 2013 and December 31, 2012 consisted of the following:

	As of
(in thousands)	September 30, 2013	December 31, 2012
Deferred financing costs	$4,939	$6,121
Collateral investments	1,971	1,969
Other	2,415	1,542
Total	$9,325	$9,632

The deferred financing costs represent costs incurred in connection with the issuance of the $175 million aggregate principal amount of 9.75% senior secured notes as described in Note 14 to the Condensed Consolidated Financial Statements.

Note 8 — Accrued Expenses

Accrued expenses at September 30, 2013 and December 31, 2012 consisted of the following:

	As of
(in thousands)	September 30, 2013	December 31, 2012
Salaries, bonuses and benefits	$12,814	$7,593
Accrued interest	2,202	6,490
Accrued royalties	1,505	1,399
Pension and post-retirement medical benefits	1,221	1,218
Deferred compensation	21	57
Other	2,827	3,773
Total	$20,590	$20,530

Accrued interest primarily relates to the 9.75% senior secured notes. The notes require semi-annual interest payments in arrears on each February 15 and August 15 over the life of the notes.

Note 9 — Other Liabilities

Other liabilities at September 30, 2013 and December 31, 2012 consisted of the following:

	As of
(in thousands)	September 30, 2013	December 31, 2012
Pension and post-retirement medical benefits, long-term portion	$10,812	$11,392
Deferred rent	1,262	1,457
Long-term income tax payable	889	852
Long-term deferred compensation	488	503
Long-term deferred tax liability	397	273
Other	153	654
Total	$14,001	$15,131

Note 10 — Pension Plan

The net pension costs of the Company’s defined benefit pension plan were primarily comprised of interest costs and totaled $0.1 million for the three month periods ended September 30, 2013 and 2012 and $0.4 million for the nine month periods ended September 30, 2013 and 2012.  The net pension costs for the three and nine months ended September 30, 2013 and 2012 also included immaterial accumulated net loss amortization.

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

Reengineering and restructuring charges were recorded to the following line items in the Condensed Consolidated Statements of Operations for the three and nine months, respectively, ended September 30, 2012: $0.1 million and $1.5 million to Cost of Revenues; zero and $0.3 million to Research and Development Expense; zero and $0.5 million to Sales and Marketing Expense; $0.2 million and $0.3 million to General and Administrative Expense; zero and $0.4 million to Shipping and Handling Costs; and $0.2 million and $3.3 million to Impairment of Long-Lived Assets. All of these charges were recorded in unallocated shared services.

(in thousands)	One-Time Termination Benefits
Balance as of December 31, 2012	$828
Accrual changes	(18)
Payments made	(757)
Balance as of September 30, 2013	$53

Note 12 — Uncertain Tax Positions

The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in its financial statements. For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in its financial statements is recorded on the Condensed Consolidated Balance Sheet as an unrecognized tax benefit (“UTB”). The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities. The balance of UTBs was $7.1 million at September 30, 2013 and December 31, 2012.

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

From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business. These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. These open purchase commitments totaled $0.3 million as of September 30, 2013.

The Company has letters of credit outstanding as of September 30, 2013 in the amount of $2.9 million to support workers’ compensation insurance coverage, certain credit card programs, the build-to-suit lease, and performance bonds for certain contracts. The Company maintains a $1.1  million certificate of deposit as collateral for the workers’ compensation insurance and credit card program letters of credit and for Automated Clearinghouse (ACH) programs. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificate of deposit and money market fund investment are recorded in Other Assets.

Note 14 — Long-Term Debt

Long-term debt consists of the following at September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
$175.0 million of 9.75% senior secured notes due February 15, 2017, interest payable semiannually	$175,000	$175,000
Less: Unamortized discount	(550)	(672)
Total long-term debt	$174,450	$174,328

In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into an asset-based revolving credit facility with potential for up to $40 million in borrowing capacity. Deferred financing costs are capitalized in Other Assets in the Condensed Consolidated Balance Sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at September 30, 2013 and December 31, 2012 were $4.9 million and $6.1 million, respectively.

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

As of September 30, 2013, the balances of accounts receivable and inventory collateralizing the ABL Facility were $31.6 million and $10.6 million, respectively. As of September 30, 2013, the Company had a borrowing base under the ABL Loan Agreement of up to $24.3 million.

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

The ABL Facility contains a financial covenant that generally requires the ABL Credit Parties to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. The ABL Credit Parties will be required to pay, quarterly in arrears, an unused line fee equal to the product of (x) either 0.375% or 0.50% (depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) and (y) the average daily unused amount of the revolver. As of September 30, 2013, the Company was in compliance with this covenant.

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

Learning A-Z:

Founded in 2002, Learning A-Z is an educational resource company specializing in online delivery of leveled readers and other supplementary curriculum resources for PreK-6. Learning A-Z’s resources are currently used in nearly half of the districts in the U.S. and Canada and over 165 countries worldwide. In addition to general classroom use, Learning A-Z serves a wide range of student need, including English Language Learners, Response to Intervention, Special Education, and more. Learning A-Z’s value proposition focuses on three key things:

•	Saving teachers time, giving them all the resources they need, all online, all accessible at the click of a mouse
•	Saving teachers money, delivering thousands of resources for a fraction of the cost of print and other online providers
•	Supporting student achievement through differentiated instruction, ensuring the right high-quality resources for every PreK-6 student

Winner of more than 15 industry awards in 2013 alone, Learning A-Z’s five subscription-based websites provide online supplemental books, lessons, assessments, and other instructional resources for individual classrooms, schools, and districts. They include: Reading A-Z, Raz-Kids, Science A-Z, Writing A-Z, and Vocabulary A-Z.

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

Kurzweil Educational Systems is recognized as the leading developer of literacy software for people with learning differences such as dyslexia, attention deficit disorder, and those who are English Language Learners as well as those who are blind or visually impaired. Kurzweil provides complete reading, study skills, writing, and test taking support for students. For over 30 years the company has been driven by the vision to serve the needs of struggling learners to enable them to reach their full potential. We offer products that bring the power and pleasure of reading and learning to the lives of users, striving to enhance learning and expand literacy. Kurzweil Educational Systems is committed to providing research-based solutions that help educators raise the achievement levels of preK–12 students as well as adult learning communities.

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

The following table represents the revenue, operating expenses, income (loss) from operations, and capital expenditures which are used by the Company’s chief operating decision maker to measure the segment’s operating performance. The Company does not track assets directly by segment and the chief operating decision maker does not use assets to measure a segment’s operating performance, and therefore this information is not presented.

(in thousands)	Voyager Sopris Learning	Learning A-Z	ExploreLearning	Kurzweil/ IntelliTools	Other	Consolidated
Quarter ended September 30, 2013
Net revenues	$28,212	$8,362	$3,700	$2,683	$—	$42,957
Cost of revenues	11,434	167	670	679	—	12,950
Amortization	—	—	—	—	4,692	4,692
Total cost of revenues	11,434	167	670	679	4,692	17,642
Other operating expenses	8,589	3,512	2,322	1,038	3,811	19,272
Embezzlement-related expense	—	—	—	—	3	3
Depreciation and amortization	—	—	—	—	1,227	1,227
Net interest expense	—	—	—	—	4,773	4,773
Other income, net	—	—	—	—	(215)	(215)
Income tax expense	—	—	—	—	127	127
Segment net income (loss)	$8,189	$4,683	$708	$966	$(14,418)	$128
Capital expenditures	$2,007	$1,112	$382	$154	$754	$4,409

Quarter ended September 30, 2012
Net revenues	$32,957	$6,520	$3,637	$2,844	$—	$45,958
Cost of revenues	13,069	91	542	478	94	14,274
Amortization	—	—	—	—	7,035	7,035
Total cost of revenues	13,069	91	542	478	7,129	21,309
Other operating expenses	10,292	2,753	1,813	1,409	3,727	19,994
Embezzlement-related expense	—	—	—	—	493	493
Depreciation and amortization	—	—	—	—	1,592	1,592
Impairment of long-lived assets	—	—	—	—	236	236
Net interest expense	—	—	—	—	4,628	4,628
Other income, net	—	—	—	—	(163)	(163)
Income tax expense	—	—	—	—	104	104
Segment net income (loss)	$9,596	$3,676	$1,282	$957	$(17,746)	$(2,235)
Capital expenditures	$2,775	$1,167	$272	$66	$610	$4,890

(in thousands)	Voyager Sopris Learning	Learning A-Z	ExploreLearning	Kurzweil/ IntelliTools	Other	Consolidated
Nine months ended September 30, 2013
Net revenues	$74,032	$24,047	$11,497	$7,596	$—	$117,172
Cost of revenues	32,934	646	1,693	1,727	—	37,000
Amortization	—	—	—	—	12,680	12,680
Total cost of revenues	32,934	646	1,693	1,727	12,680	49,680
Other operating expenses	25,032	10,211	6,662	3,348	13,297	58,550
Embezzlement-related expense	—	—	—	—	118	118
Depreciation and amortization	—	—	—	—	3,663	3,663
Net interest expense	—	—	—	—	14,028	14,028
Other income, net	—	—	—	—	(645)	(645)
Income tax expense	—	—	—	—	297	297
Segment net income (loss)	$16,066	$13,190	$3,142	$2,521	$(43,438)	$(8,519)
Capital expenditures	$5,627	$3,320	$1,070	$279	$2,087	$12,383

Nine months ended September 30, 2012
Net revenues	$76,074	$18,864	$10,558	$8,746	$—	$114,242
Cost of revenues	34,705	266	1,364	1,978	1,524	39,837
Amortization	—	—	—	—	19,984	19,984
Total cost of revenues	34,705	266	1,364	1,978	21,508	59,821
Other operating expenses	30,461	8,007	5,778	4,677	13,079	62,002
Goodwill impairment	—	—	—	—	14,700	14,700
Embezzlement-related expense	—	—	—	—	452	452
Depreciation and amortization	—	—	—	—	4,842	4,842
Impairment of long-lived assets	—	—	—	—	3,347	3,347
Net interest expense	—	—	—	—	14,032	14,032
Other income, net	—	—	—	—	(236)	(236)
Income tax expense	—	—	—	—	258	258
Segment net income (loss)	$10,908	$10,591	$3,416	$2,091	$(71,982)	$(44,976)
Capital expenditures	$6,890	$2,885	$825	$281	$2,436	$13,317
(in thousands)	Voyager Sopris Learning	Learning A-Z	ExploreLearning	Kurzweil/ IntelliTools	Other	Consolidated
Year ended December 31, 2012
Product revenues	$78,463	$26,189	$14,283	$10,812	$—	$129,747
Service revenues	18,399	—	—	413	—	18,812
Net revenues	96,862	26,189	14,283	11,225	—	148,559
Cost of product revenues	26,406	659	1,929	2,056	1,578	32,628
Cost of service revenues	17,679	—	—	656	—	18,335
Amortization	—	—	—	—	24,716	24,716
Total cost of revenues	44,085	659	1,929	2,712	26,294	75,679
Other operating expenses	38,551	10,920	7,747	5,646	18,671	81,535
Goodwill impairment	—	—	—	—	66,893	66,893
Embezzlement-related expense	—	—	—	—	516	516
Depreciation and amortization	—	—	—	—	6,182	6,182
Impairment of long-lived assets	1,496	—	—	—	32,211	33,707
Net interest expense	—	—	—	—	18,683	18,683
Other income, net	—	—	—	—	(1,125)	(1,125)
Income tax expense	—	—	—	—	272	272
Segment net income (loss)	$12,730	$14,610	$4,607	$2,867	$(168,597)	$(133,783)
Capital expenditures	$9,618	$4,039	$1,090	$365	$3,033	$18,145

The capital expenditures disclosed for each segment represent development expenses, primarily developed curriculum and capitalized software.  The capital expenditures disclosed for Other represent general capital expenditures that benefit the entire Company such as back-office systems, computer equipment or office furniture.  The capital expenditures recorded in Other in 2012 also include capitalized costs from our re-engineering and restructuring initiatives described in Note 11 to the Condensed Consolidated Financial Statements.

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

The final recovered property related to the employee embezzlement matter was sold during the third quarter of 2013.  The net expense recorded in the three and nine month periods ended September 30, 2013 was primarily due to a reduction in the carrying value of the recovered property to the final sales price.

The number of shares of common stock issuable under a warrant held by VSS-Cambium Holdings III, LLC is increased based on the cash recoveries, net of related expenses, that the Company receives or received on and after June 1, 2009. The number of shares to be issued under the warrant equals 0.45 multiplied by the quotient of the net cash recovery divided by $6.50. As a result of the recoveries of $0.3 million during the third quarter of 2013, shares under the warrant were increased by 17,864. Additionally, as the final number of shares exercisable under the warrant is now set and no other contingencies remain, these awards have been reclassified from Other Liabilities to Capital Surplus in the Condensed Consolidated Balance Sheet in accordance with relevant GAAP.

During the three and nine months ended September 30, 2012, the net expenses represented a reduction in the fair value of the recovered properties partially offset by a decline in the estimated fair value of the warrants expected to be issued upon the sale of the recovered properties.

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

Note 18 — Subsequent Events

On November 4, 2013, the Company entered into a stock purchase agreement with an investor pursuant to its share repurchase program. As previously announced, on March 19, 2013 the Company's board of directors authorized the extension of the Company’s $5 million share repurchase program for an additional one year period (through July 5, 2014) and increased the remaining $2.2 million available for repurchases of shares thereunder up to $5 million. The transaction settled on November 6, 2013 with the Company purchasing 1,861,969 shares for a total cost of $4.4 million. Upon repurchase these treasury shares are no longer registered under the Securities Act of 1933.

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

Our products have continued to receive awards and accolades from industry publications including the Best Educational Software (BESSIE) awards from the ComputED Gazette, the CODiE awards from the Software and Information Industry Association and the Education Software Review Awards (EDDIES) by The ComputED Gazette.

The following products were winners of the 19th annual BESSIE awards:

•	Kurzweil 3000 – firefly
•	ExploreLearning – Reflex
•	ExploreLearning – Gizmos
•	Learning A-Z – ReadingA-Z.com
•	Learning A-Z – ScienceA-Z.com

The following products were winners of the 2013 CODiE awards:

•	Learning A-Z – ReadingA-Z.com
•	Learning A-Z – Raz-Kids.com
•	ExploreLearning – Gizmos

The following products were winners of the 18th annual EDDIES:

•	Kurzweil 3000 – firefly
•	ExploreLearning – Reflex
•	ExploreLearning – Gizmos
•	Learning A-Z – Raz-Kids.com
•	Learning A-Z – ReadingA-Z.com
•	Learning A-Z – ScienceA-Z.com

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

The Company made the following promotions in response to these resignations:

•	John Campbell was promoted from President of Cambium Learning Technologies to President and Chief Executive Officer of Cambium Learning Group.
•	George Logue was promoted from President of Sopris to President of Voyager Sopris Learning.
•	Barbara Benson was promoted from Controller of Cambium Learning Group to Chief Financial Officer of Cambium Learning Group
•	Paul Fonte was promoted from Vice President of Technology for Cambium Learning Technologies to Chief Technology Officer for Cambium Learning Group.

Overview

Order volume is an internal metric that is a leading indicator of revenues.  For the first nine months of 2013, company-wide order volumes were flat compared to the same period of 2012, and order volume changes by segment were as follows:

•	Voyager Sopris Learning decreased 10%
•	Learning A-Z increased 27%
•	ExploreLearning increased 32%
•	Kurzweil/IntelliTools decreased 15%

Learning A-Z and ExploreLearning continued their trend of double-digit growth rates.  Offsetting this growth, Voyager Sopris Learning and Kurzweil/IntelliTools continued to show order volume declination as reductions in legacy products are currently outpacing gains from newer online and technology-enabled solutions.

School district funding continues to undergo significant change and uncertainty, and most of our public school district customers are largely dependent on federal, state and local funding to purchase our products.  Additionally, the digitalization of education content and delivery is driving a substantial shift in the education market.  The demand for these products has developed rapidly over the past several years and has led to changes in the way that providers develop, produce, market and distribute products.

The education market is also changing in response to the adoption of the Common Core State Standards by a majority of the states. Common Core State Standards define the knowledge and skills students should have within their K-12 education careers so that they will graduate high school able to succeed in entry-level, credit-bearing academic college courses and in workforce training programs. These standards are the product of a state-led effort to establish a single set of clear educational standards for grades K-12. Most of the states that have adopted the Common Core State Standards also belong to one of two multistate testing consortia that are developing common state assessments in English language arts and mathematics, aligned to the new standards. These assessments, which will be designed to replace existing statewide tests, are expected to be administered beginning in the 2014-15 school year. Schools in these states may need to augment or replace instructional materials to align to the Common Core State Standards and to prepare students for the new state assessments.

Overall, GAAP net revenues for the first nine months of 2013 increased by 3% to $117.2 million, compared with $114.2 million in the first nine months of 2012. GAAP net revenues by segment for the first nine months of 2013, and the percentage change from the first nine months of 2012, were as follows:

•	Voyager Sopris Learning: $74.0 million, decreased 3%
•	Learning A-Z: $24.0 million, increased 28%
•	ExploreLearning: $11.5 million, increased 9%
•	Kurzweil/IntelliTools: $7.6 million, decreased 13%

Costs in 2013 have benefited from the reengineering and restructuring activities which were completed in 2012.  While the Company has reinvested some of the savings in growth areas such as its online subscription businesses, cost reductions made in slower growing areas such as Voyager Sopris Learning’s print-based solutions are providing year over year earnings growth.  We will continue to review and assess our cost structure to ensure that resources are allocated to areas of the business providing the highest earnings opportunity.  Results of operations for the nine months ended September 30, 2012 include costs of $6.2 million related to the Company’s reengineering and restructuring activities, including impairment of long-lived assets of $3.3 million.

Segment Results of Operations

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

Voyager Sopris Learning

Voyager Sopris Learning is a comprehensive provider of research-based education solutions and online learning tools—including curriculum products, personalized professional development, assessment, and school improvement/turnaround services. With the ultimate goal of advancing student achievement, Voyager Sopris Learning partners with PreK–12 schools to build teaching and leadership capacity, keep students on track, and accelerate struggling students to grade-level proficiency. Voyager Sopris Learning’s products include the work of world-renowned researchers and education leaders.

During the second quarter of 2013, Voyager Sopris Learning announced the release of LANGUAGE!®Live and We Can ® : Early Learning Curriculum, Second Edition. As the next iteration of LANGUAGE! Comprehensive Literacy Curriculum, LANGUAGE! Live is a technology-enabled comprehensive adolescent intervention literacy solution for middle and high school students based on nearly two decades of classroom implementation and is proven to accelerate the literacy growth of nonreaders, struggling readers, and English language learners. This Common Core State Standards-aligned product is a blended model which combines technology-based learning solutions with our print-based products.  The product is designed such that half of the time will be led by a teacher in a traditional classroom setting and the other half will be focused on student directed learning.  This solution has received positive reviews since its release and the second level of LANGUAGE! Live is expected to be released in the spring of 2014.

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

During the third quarter of 2013, Voyager Sopris Learning announced the release of Edplicity, an all-in-one solution for content storage and collaboration that provides teachers the ability to deliver instruction in an online format using the evidence-based reading programs Voyager Passport® and Passport Reading Journeys®. As an advanced cloud-based solution, this digital platform creates an interactive online learning community where teachers can assign student work, track participation and performance, provide targeted feedback, collaborate with other teachers and share best practices, all online and in real-time.

Results of Operations

Order volumes in the Voyager Sopris Learning segment declined 10% in the nine months ended September 30, 2013 from the same period in 2012.  We believe that a significant portion of the Voyager Sopris Learning order volume decline is attributable to slow execution of our strategy to transition to technology-based learning solutions, as well as some confusion in the marketplace concerning solutions designed to assist districts in achieving Common Core State Standards.

We expect sales of purely print-based products to continue to decline.  Therefore, to stabilize order volumes and enable growth in future years, the company will focus its development efforts on technology solutions, especially those opportunities that help school districts implement the new Common Core State Standards or other State-based curriculum or assessment standards.  We believe that the efficacy of our products and the transition of our existing content to technology-based learning solutions will eventually offset the weakness in our legacy print-based offerings and return the segment to growth.  However, these products take a significant amount of time to develop and gain customer acceptance.

GAAP net revenues for Voyager Sopris Learning were down $2.0 million, or 2.7%, for the nine months ended September 30, 2013 from the same period in 2012 as a result of the order volume declines.  Through the second quarter 2013, net revenues had been higher versus prior year due to the recognition of prior period technology and services sales that were delivered in 2013.  Generally, deferred revenues for Voyager Sopris Learning follow a September through July school year cycle, increasing during the highest selling period at the start of a school year and declining as those revenues are recognized over the school year and summer school periods.  Sales of print materials are generally recognized when the product is shipped to or received by the customer.  With the start of the new school year in the third fiscal quarter, GAAP net revenues are expected to follow more closely with the current year order volume trends.

Voyager Sopris Learning costs have benefited from the reengineering and restructuring activities which were completed in 2012 and from ongoing efforts to right-size the business to ensure that resources are allocated to areas providing the highest earnings opportunity.

Learning A-Z

Founded in 2002, Learning A-Z is an educational resource company specializing in online delivery of leveled readers and other supplementary curriculum resources for PreK-6. Learning A-Z’s resources are currently used in nearly half of the districts in the U.S. and Canada and over 165 countries worldwide. In addition to general classroom use, Learning A-Z serves a wide range of student need, including English Language Learners, Response to Intervention, Special Education, and more. Learning A-Z’s value proposition focuses on three key things:

•	Saving teachers time, giving them all the resources they need, all online, all accessible at the click of a mouse
•	Saving teachers money, delivering thousands of resources for a fraction of the cost of print and other online providers
•	Supporting student achievement through differentiated instruction, ensuring the right high-quality resources for every PreK-6 student

Winner of more than 15 industry awards in 2013 alone, Learning A-Z’s five subscription-based websites provide online supplemental books, lessons, assessments, and other instructional resources for individual classrooms, schools, and districts. They include: Reading A-Z, Raz-Kids, Science A-Z, Writing A-Z, and Vocabulary A-Z.

Results of Operations

For the nine months ended September 30, 2013, Learning A-Z order volume exceeded the same period in 2012 by 27%.  Learning A-Z has realized double-digit order volume growth for several years and we believe this unit will continue to deliver strong growth.  We believe that the value proposition offered by the Learning A-Z products will continue to be compelling due to quality content and award-winning technology.  To facilitate this expected growth, we will make significant investments in our sales force and product development efforts.  Learning A-Z products are aligned with the Common Core State Standards and this will continue to be a focus in future development.

GAAP net revenues for Learning A-Z were higher by $5.2 million, or 27.5%, for the nine months ended September 30, 2013 from the same period in 2012, which was consistent with its order volume trends.  Learning A-Z revenues are recognized pro rata over their subscription periods, which are generally for one year but can be for longer periods.  Costs as a percentage of net revenues are higher in 2013 due to investments being made to fuel growth, primarily in sales and marketing.

ExploreLearning

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

Results of Operations

Through the third quarter of 2013, ExploreLearning has continued its trend of significant growth with order volumes exceeding prior year levels by 32%.  To ensure that this trend continues, we will make significant investments in this segment for the enhancement of existing products, the development of new products, and the expansion of the sales force.  We believe that the value proposition offered by the ExploreLearning products will continue to be compelling due to quality content and award-winning technology and we expect strong growth in the coming years.

GAAP net revenues for ExploreLearning were higher by $0.9 million, or 8.9%, for the nine months ended September 30, 2013 from the same period in 2012.  ExploreLearning revenues are recognized pro rata over their subscription periods, which are generally for one year but can be for longer periods.  Due to an increase in the amount of multi-year agreements at ExploreLearning, the growth in GAAP net revenues is lagging order volume growth.  Costs as a percentage of net revenues are higher in 2013 due to investments being made to fuel growth, primarily in sales and marketing.

Kurzweil/IntelliTools

The Kurzweil/IntelliTools reporting segment includes the Kurzweil Educational Systems and IntelliTools product lines.

Kurzweil Educational Systems is recognized as the leading developer of literacy software for people with learning differences such as dyslexia, attention deficit disorder, and those who are English Language Learners as well as those who are blind or visually impaired. Kurzweil provides complete reading, study skills, writing, and test taking support for students. For over 30 years the company has been driven by the vision to serve the needs of struggling learners to enable them to reach their full potential. We offer products that bring the power and pleasure of reading and learning to the lives of users, striving to enhance learning and expand literacy. Kurzweil Educational Systems is committed to providing research-based solutions that help educators raise the achievement levels of preK–12 students as well as adult learning communities.

IntelliTools offers hardware products that target students with physical, visual and cognitive disabilities that make using a standard keyboard and mouse difficult. IntelliTools also offers software products that target elementary and middle school special education students struggling with reading and math.

Results of Operations

Order volumes in the Kurzweil/IntelliTools segment declined 15% in the nine months ended September 30, 2013 from the same period in 2012.  The decline is due in part to a change in mix toward a subscription solution rather than a perpetual model (which would provide more first year revenues).  Additionally, management believes that customers are increasingly meeting their special education and text-to-speech needs with free and low-priced, but less comprehensive, solutions.  The Company plans to continue to invest in improving the firefly offering which brings many of the capabilities of the Kurzweil 3000 product to the web.  This subscription solution has shown strong year over year growth and high renewal rates and will continue to be the focus of the business unit.

GAAP net revenues for Kurzweil/IntelliTools declined by $1.2 million, or 13.1%, for the nine months ended September 30, 2013 from the same period in 2012, which was consistent with its order volume trends.  Costs have benefited from ongoing efforts to right-size the business to ensure that resources are allocated to areas of the business providing the highest earnings opportunity.

 Shared Services and Other

Shared services and other include accounting, legal, human resources and corporate related items, as well as depreciation and amortization expense, goodwill impairment, interest income and expense, other income and expense, and income taxes.  The Company does not allocate any of these costs to its segments, and our chief operating decision maker evaluates the performance of operating segments excluding these items.

Third Quarter of Fiscal 2013 Compared to the Third Quarter of Fiscal 2012

(in thousands)	Quarter Ended				Year Over Year Change Favorable/(Unfavorable)
	September 30, 2013		September 30, 2012
	Amount	% of Revenues	Amount	% of Revenues	$	%
Net revenues:
Voyager Sopris Learning	$28,212	65.7%	$32,957	71.7%	$(4,745)	(14.4)%
Learning A-Z	8,362	19.5%	6,520	14.2%	1,842	28.3%
ExploreLearning	3,700	8.6%	3,637	7.9%	63	1.7%
Kurzweil/IntelliTools	2,683	6.2%	2,844	6.2%	(161)	(5.7)%

Total net revenues	42,957	100.0%	45,958	100.0%	(3,001)	(6.5)%
Cost of revenues:
Voyager Sopris Learning	11,434	26.6%	13,069	28.4%	1,635	12.5%
Learning A-Z	167	0.4%	91	0.2%	(76)	(83.5)%
ExploreLearning	670	1.6%	542	1.2%	(128)	(23.6)%
Kurzweil/IntelliTools	679	1.6%	478	1.0%	(201)	(42.1)%
Shared Services	—	0.0%	94	0.2%	94	100.0%
Amortization expense	4,692	10.9%	7,035	15.3%	2,343	33.3%

Total cost of revenues	17,642	41.1%	21,309	46.4%	3,667	17.2%
Research and development expense	2,486	5.8%	2,622	5.7%	136	5.2%
Sales and marketing expense	10,943	25.5%	11,331	24.7%	388	3.4%
General and administrative expense	5,122	11.9%	4,837	10.5%	(285)	(5.9)%
Shipping costs	721	1.7%	1,204	2.6%	483	40.1%
Depreciation and amortization expense	1,227	2.9%	1,592	3.5%	365	22.9%
Embezzlement-related expense	3	0.0%	493	1.1%	490	99.4%
Impairment of long-lived assets	—	0.0%	236	0.5%	236	100.0%

Income before interest, other income (expense) and income taxes	4,813	11.2%	2,334	5.1%	2,479	106.2%
Net interest expense	(4,773)	(11.1)%	(4,628)	(10.1)%	(145)	(3.1)%
Other income, net	215	0.5%	163	0.4%	52	31.9%
Income tax expense	(127)	(0.3)%	(104)	(0.2)%	(23)	(22.1)%
Net income (loss)	$128	0.3%	$(2,235)	(4.9)%	$2,363	105.7%

Net Revenues.

Our total net revenues decreased $3.0 million, or 6.5%, to $43.0 million in the third quarter of 2013 compared to the same period in 2012. Although our overall order volume increased 5.7% from the third quarter of 2012, net revenues decreased as the mix of sales continued to shift to our online offerings which are recognized over the subscription period.

•	The Voyager Sopris Learning segment’s net revenues decreased $4.7 million, or 14.4%, to $28.2 million in the third quarter of 2013 compared to the same period in 2012.

•	The Learning A-Z segment’s net revenues increased $1.8 million, or 28.3%, to $8.4 million in the third quarter of 2013 compared to the same period in 2012.

•	The ExploreLearning segment’s net revenues increased $0.1 million, or 1.7%, to $3.7 million in the third quarter of 2013 compared to the same period in 2012.

•	The Kurzweil/IntelliTools segment’s net revenues decreased $0.2 million, or 5.7%, to $2.7 million in the third quarter of 2013 compared to the same period in 2012.

Cost of Revenues.

Cost of revenues includes expenses to print, purchase, handle and warehouse our products, as well as order processing and royalty costs, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $1.3 million, or 9.3%, to $13.0 million in the third quarter of 2013 compared to the same period in 2012.  This decline was primarily due to lower order volumes in our Voyager Sopris Learning segment.  Additionally, the charges incurred in the third quarter of 2012 include $0.1 million of expenses related to our re-engineering and restructuring initiatives.

•

Cost of revenues for the Voyager Sopris Learning segment decreased $1.6 million, or 12.5%, to $11.4 million in the third quarter of 2013 compared to the same period in 2012.  This decline was primarily due to lower order volumes.

•	Cost of revenues for the Learning A-Z segment increased $0.1 million, or 83.5%, to $0.2 million in the third quarter of 2013 compared to the same period in 2012.

•	Cost of revenues for the ExploreLearning segment increased $0.1 million, or 23.6%, to $0.7 million in the third quarter of 2013 compared to the same period in 2012.

•	Cost of revenues for the Kurzweil/IntelliTools segment increased $0.2 million, or 42.1%, to $0.7 million in the third quarter of 2013 compared to the same period in 2012.

•	Cost of revenues for Shared Services for the third quarter of 2012 of $0.1 million relate to our reengineering and restructuring initiative.

Amortization Expense.

Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the third quarter of 2013 decreased $2.3 million compared to the third quarter of 2012, or 33.3%, primarily due to impairment losses that were recorded in the fourth quarter of 2012 which reduced the value of the assets being amortized. Additionally, a majority of our intangible assets are amortized using accelerated methodologies.

Research and Development Expense.

Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the third quarter of 2013 decreased $0.1 million, or 5.2%, to $2.5 million compared to the third quarter of 2012.

Sales and Marketing Expense.

Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the third quarter of 2013 decreased $0.4 million, or 3.4%, as savings from our re-engineering and restructuring initiatives in 2012 were slightly offset by an increase in commissions.

General and Administrative Expense.

General and administrative expenses for the third quarter of 2013 increased $0.3 million, or 5.9%, from the third quarter of 2012 to $5.1 million. This variance is primarily due to an increase in expense related to the Company’s annual bonus plan as estimated achievement levels were significantly reduced in the third quarter of 2012.  Additionally, general and administrative expenses in the third quarter of 2013 include costs related to the former Voyager Learning Company entity acquired in 2009 of $0.2 million and stock based compensation and expense of $0.2 million.  General and administrative expenses in the third quarter of 2012 include re-engineering and restructuring charges of $0.2 million, costs related to mergers and acquisitions, including the former Voyager Learning Company entity acquired in 2009, of $0.2 million, stock based compensation and expense of $0.2 million and a loss to reflect an increase in the estimated fair value of the contingent value rights (“CVR”) liability of $0.1 million.

Shipping and Handling Costs.

Shipping and handling costs recognized in the third quarter of 2013 decreased $0.5 million, or 40.1%, from the third quarter of 2012 to $0.7 million primarily due to a reduction in order volume in our Voyager Sopris Learning segment.

Impairment of Long-Lived Assets.

The impairment expense recorded in the third quarter of 2012 of $0.2 million relates to charges from the impairment of warehouse equipment in connection with our reengineering and restructuring initiative.

Net Interest Expense.

Net interest expense increased by $0.1 million, or 3.1%, to $4.8 million in the third quarter of 2013 compared to the same period in 2012.

Income Tax Provision.

During the third quarter of 2013 and 2012, we recorded state income tax expense of $0.1 million. We continue to maintain a valuation allowance against our deferred tax assets, which eliminated the deferred tax benefit generated.

First Nine Months of Fiscal 2013 Compared to the First Nine Months of Fiscal 2012

	Nine Months Ended				Year Over Year Change Favorable/(Unfavorable)
(in thousands)	September 30, 2013		September 30, 2012
	Amount	% of Revenues	Amount	% of Revenues	$	%
Net revenues:
Voyager Sopris Learning	$74,032	63.2%	$76,074	66.6%	$(2,042)	(2.7)%
Learning A-Z	24,047	20.5%	18,864	16.5%	5,183	27.5%
ExploreLearning	11,497	9.8%	10,558	9.2%	939	8.9%
Kurzweil/IntelliTools	7,596	6.5%	8,746	7.7%	(1,150)	(13.1)%

Total net revenues	117,172	100.0%	114,242	100.0%	2,930	2.6%
Cost of revenues:
Voyager Sopris Learning	32,934	28.1%	34,705	30.4%	1,771	5.1%
Learning A-Z	646	0.6%	266	0.2%	(380)	(142.9)%
ExploreLearning	1,693	1.4%	1,364	1.2%	(329)	(24.1)%
Kurzweil/IntelliTools	1,727	1.5%	1,978	1.7%	251	12.7%
Shared Services	—	0.0%	1,524	1.3%	1,524	100.0%
Amortization expense	12,680	10.8%	19,984	17.5%	7,304	36.5%

Total cost of revenues	49,680	42.4%	59,821	52.4%	10,141	17.0%
Research and development expense	7,345	6.3%	8,606	7.5%	1,261	14.7%
Sales and marketing expense	32,991	28.2%	35,268	30.9%	2,277	6.5%
General and administrative expense	16,795	14.3%	15,643	13.7%	(1,152)	(7.4)%
Shipping costs	1,419	1.2%	2,485	2.2%	1,066	42.9%
Depreciation and amortization expense	3,663	3.1%	4,842	4.2%	1,179	24.3%
Goodwill impairment	—	0.0%	14,700	12.9%	14,700	100.0%
Embezzlement-related expense	118	0.1%	452	0.4%	334	73.9%
Impairment of long-lived assets	—	0.0%	3,347	2.9%	3,347	100.0%

Income (loss) before interest, other income (expense) and income taxes	5,161	4.4%	(30,922)	(27.1)%	36,083	116.7%
Net interest expense	(14,028)	(12.0)%	(14,032)	(12.3)%	4	0.0%
Other income, net	645	0.6%	236	0.2%	409	173.3%
Income tax expense	(297)	(0.3)%	(258)	(0.2)%	(39)	(15.1)%
Net loss	$(8,519)	(7.3)%	$(44,976)	(39.4)%	$36,457	81.1%

Net Revenues.

Our total net revenues increased $2.9 million, or 2.6%, to $117.2 million in the first nine months of 2013 compared to the same period in 2012. Although our overall order volume was consistent with the first nine months of 2012, net revenues increased as we recognized revenue on prior period technology and service sales that were delivered in the period.

•

The Voyager Sopris Learning segment’s net revenues decreased $2.0 million, or 2.7%, to $74.0 million in the first nine months of 2013 compared to the same period in 2012.  The decline in revenues in the Voyager Sopris Learning segment was not as significant as the decline in order volume as we recognized revenue on prior period technology and service sales that were delivered in the period.

•	The Learning A-Z segment’s net revenues increased $5.2 million, or 27.5%, to $24.0 million in the first nine months of 2013 compared to the same period in 2012 due to continued order volume growth.

•	The ExploreLearning segment’s net revenues increased $0.9 million, or 8.9%, to $11.5 million in the first nine months of 2013 compared to the same period in 2012 due to continued order volume growth.

•

The Kurzweil/IntelliTools segment’s net revenues decreased $1.2 million, or 13.1%, to $7.6 million in the first nine months of 2013 compared to the same period in 2012 due to a decline in order volume and a shift in mix to subscription based products for which revenue is recognized over the subscription period.

Cost of Revenues.

Cost of revenues includes expenses to print, purchase, handle and warehouse our products, as well as order processing and royalty costs, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $2.8 million, or 7.1%, to $37.0 million in the first nine months of 2013 compared to the same period in 2012.  The charges incurred in the first nine months of 2012 include $1.5 million of expenses related to our re-engineering and restructuring initiatives.

•

Cost of revenues for the Voyager Sopris Learning segment decreased $1.8 million, or 5.1%, to $32.9 million in the first nine months of 2013 compared to the same period in 2012 due to continued declines in sales of our legacy print-based products and a reduction in inventory reserves.

•	Cost of revenues for the Learning A-Z segment increased $0.4 million, or 142.9%, to $0.6 million in the first nine months of 2013 compared to the same period in 2012.

•	Cost of revenues for the ExploreLearning segment increased $0.3 million, or 24.1%, to $1.7 million in the first nine months of 2013 compared to the same period in 2012.

•	Cost of revenues for the Kurzweil/IntelliTools segment decreased $0.3 million, or 12.7%, to $1.7 million in the first nine months of 2013 compared to the same period in 2012.

•

Cost of revenues for Shared Services in the first nine months of 2012 of $1.5 million was related to our re-engineering and restructuring efforts, primarily the outsourcing of our warehouse operations to a third party logistics firm.

Amortization Expense.

Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the first nine months of 2013 decreased $7.3 million compared to the first nine months of 2012, or 36.5%, primarily due to impairment losses that were recorded in the fourth quarter of 2012 which reduced the value of the assets being amortized. Additionally, a majority of our intangible assets are amortized using accelerated methodologies.

Research and Development Expense.

Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the first nine months of 2013 decreased $1.3 million, or 14.7%, to $7.3 million compared to the first nine months of 2012 due to a reduction in employee costs as a result of the re-engineering and restructuring initiatives in 2012.  Additionally, the first nine months of 2012 includes charges of $0.3 million related to our re-engineering and restructuring efforts.

Sales and Marketing Expense.

Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the first nine months of 2013 decreased $2.3 million, or 6.5%, compared to the first nine months of 2012. This decline was primarily due to cost reductions in the Voyager Sopris Learning segment in connection with efforts to right size the business partially offset by an increase in commissions.  Sales and marketing expenses in the first nine months of 2012 includes charges of $0.5 million related to our re-engineering and restructuring efforts.

General and Administrative Expense.

General and administrative expenses for the first nine months of 2013 increased $1.2 million, or 7.4%, from the first nine months of 2012 to $16.8 million. General and administrative expenses in the first nine months of 2013 include severance charges related to the March 2013 management changes of $1.5 million, costs related to the former Voyager Learning Company entity acquired in 2009 of $0.5 million, stock based compensation and expense of $0.7 million and a loss to reflect an increase in the estimated fair value of the CVR liability of $0.1 million.  General and administrative expenses in the first nine months of 2012 include re-engineering and restructuring charges of $0.3 million, costs related to mergers and acquisitions, including the former Voyager Learning Company entity acquired in 2009, of $0.7 million, stock based compensation and expense of $0.3 million and a loss to reflect an increase in the estimated fair value of the CVR liability of $0.2 million.  As a result of the re-engineering and restructuring efforts in 2012, savings were realized in the first nine months of 2013 in employee costs, travel expenses and rent.  These savings were slightly offset due to an increase in bonus accruals.

Shipping and Handling Costs.

Shipping and handling costs recognized in the first nine months of 2013 decreased $1.1 million, or 42.9%, from the first nine months of 2012 to $1.4 million primarily due to a reduction in order volume in our Voyager Sopris Learning segment. Additionally, shipping and handling costs in the first nine months of 2012 included re-engineering and restructuring charges of $0.4 million.

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

Net Interest Expense.

Net interest expense was $14.0 million in the nine month periods ended September 30, 2013 and 2012.

Income Tax Provision.

During the first nine months of 2013 and 2012, we recorded state income tax expense of $0.3 million. We continue to maintain a valuation allowance against our deferred tax assets, which eliminated the deferred tax benefit generated.

Liquidity and Capital Resources

 Because sales seasonality affects operating cash flow, we normally incur a net cash deficit from all of our activities through the early part of the third quarter of the year. We typically fund these seasonal deficits through the drawdown of cash, which also could be supplemented by borrowings on a revolving credit facility, if needed. The cash balance as of September 30, 2013 was $53.8 million. The primary sources of liquidity are our current cash balances and our annual cash flow from operations and the primary liquidity requirements relate to interest on our long-term debt, pre-publication costs, capital investments and working capital. We believe that based on current and anticipated levels of operating performance, cash flow from operations and availability under a revolving credit facility, we will be able to make required interest payments on our debt and fund our working capital and capital expenditure requirements for the next 12 months.

Long-term debt

In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into an asset-based revolving credit facility with potential for up to $40 million in borrowing capacity. Deferred financing costs are capitalized in Other Assets in the Condensed Consolidated Balance Sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at September 30, 2013 and December 31, 2012 were $4.9 million and $6.1 million, respectively.

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

As of September 30, 2013, the balances of accounts receivable and inventory collateralizing the ABL Facility were $31.6 million and $10.6 million, respectively. As of September 30, 2013, the Company had a borrowing base under the ABL Loan Agreement of up to $24.3 million.

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

The ABL Facility contains a financial covenant that generally requires the ABL Credit Parties to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. The ABL Credit Parties will be required to pay, quarterly in arrears, an unused line fee equal to the product of (x) either 0.375% or 0.50% (depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) and (y) the average daily unused amount of the revolver. As of  September 30, 2013, we were in compliance with this covenant.

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

	For the nine months ended September 30,
(in thousands)	2013	2012
Operating activities	$23,250	$(12,781)
Investing activities	(20,056)	(13,053)
Financing activities	(1,305)	(2,218)

Operating activities. Cash provided by (used in) operations was $23.3 million and ($12.8) million for the nine month periods ended September 30, 2013 and 2012, respectively. Overall, cash flow from operations improved by $36.0 million.  A significant portion of the 2013 cash flow is related to the tax refunds received from the state of Michigan and the release of funds from escrow for a potential tax indemnity obligation which totaled $12.3 million and $3.0 million, respectively.  A portion of these receipts were issued as the final payment to the holders of the CVRs as noted below in investing activities.  Cash flow from operations was also positively impacted by earnings improvement, including the benefit of prior year cost reduction activities, and the absence in 2013 of the reengineering and restructuring activities which resulted in cash outflows of $3.5 million in the first nine months of 2012.  Improved inventory management practices and the timing of accounts receivable collections also increased operating cash flows in the first nine months of 2013 relative to the same period in 2012.

Investing activities. Cash used in investing activities was $20.1 million in the first nine months of 2013 compared to $13.1 million in the first nine months of 2012. The increase in investing cash flows is primarily due to the final CVR payment of $7.7 million offset partially by a reduction in capital expenditures of $0.9 million.

Financing activities. Cash used in financing activities was $1.3 million in the first nine months of 2013 and $2.2 million in the first nine months of 2012. The cash flows in each period represent principal payments under capital lease obligations and share repurchases.

Outlook. On November 4, 2013, we entered into a stock purchase agreement with an investor pursuant to our share repurchase program.  The transaction settled on November 6, 2013 with the Company purchasing 1,861,969 shares for a total cost of $4.4 million.  After the completion of this transaction, we have $0.6 million remaining under the existing share repurchase authorization.

As an update to our previously disclosed estimate, capital expenditures for the full year 2013 are expected to range between $15.5 million and $16.0 million.

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

Below are reconciliations between net income (loss) and Adjusted EBITDA for the three and nine month periods ended September 30, 2013 and 2012:

Reconciliation Between Net Revenues and Adjusted Net Revenues and Between Net Income (Loss) and Adjusted EBITDA for the Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,
	2013	2012
	(In thousands)
	(Unaudited)
Total net revenues	$42,957	$45,958
Non-operational or non-cash costs included in net revenues but excluded from adjusted net revenues: Adjustments related to purchase accounting (a)	57	58

Adjusted net revenues	$43,014	$46,016

Net income (loss)	$128	$(2,235)
Reconciling items between net income (loss) and EBITDA:
Depreciation and amortization	5,919	8,627
Net interest expense	4,773	4,628
Income tax expense	127	104

Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	10,947	11,124

Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	(215)	(163)
Re-engineering and restructuring costs(b)	—	491
Merger and acquisition activities(c)	171	160
Stock-based compensation and expense (d)	384	313
Embezzlement-related expense(e)	3	493
Adjustments related to purchase accounting(a)	57	49
Adjustments to CVR liability(f)	—	54
Adjusted EBITDA	$11,347	$12,521

Reconciliation Between Net Revenues and Adjusted Net Revenues and Between Net Loss and Adjusted EBITDA for the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
	(Unaudited)
Total net revenues	$117,172	$114,242
Non-operational or non-cash costs included in net revenues but excluded from adjusted net revenues: Adjustments related to purchase accounting (a)	75	313

Adjusted net revenues	$117,247	$114,555

Net loss	$(8,519)	$(44,976)
Reconciling items between net loss and EBITDA:
Depreciation and amortization	16,343	24,826
Net interest expense	14,028	14,032
Income tax expense	297	258

Income (loss) from operations before interest, income taxes, and depreciation and amortization (EBITDA)	22,149	(5,860)

Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	(645)	(236)
Re-engineering and restructuring costs(b)	—	6,240
Management transition(g)	1,501	—
Merger and acquisition activities(c)	485	684
Stock-based compensation and expense (d)	975	518
Embezzlement-related expense(e)	118	452
Adjustments related to purchase accounting(a)	95	247
Adjustments to CVR liability(f)	74	161
Goodwill impairment(h)	—	14,700

Adjusted EBITDA	$24,752	$16,906

Adjusted EBITDA by segment was as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Voyager Sopris Learning	$8,298	$9,701	$16,326	$11,268
Learning A-Z	4,760	3,705	13,301	10,697
ExploreLearning	792	1,314	3,262	3,542
Kurzweil/IntelliTools	974	958	2,529	2,095
Shared Services	(3,477)	(3,157)	(10,666)	(10,696)
Adjusted EBITDA	$11,347	$12,521	$24,752	$16,906

(a)

Under applicable accounting guidance for business combinations, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value. Net revenues have been reduced by $0.1 million, $0.1 million, $0.1 million, and $0.3 million, respectively, for the quarters ended September 30, 2013 and 2012 and the nine month periods ended September 30, 2013 and 2012 in the historical financial statements due to the write-down of deferred revenue to its estimated fair value as of the merger date. The write-down was determined by estimating the cost to fulfill the related future customer obligations plus a normal profit margin. Partially offsetting this impact, cost of revenues were reduced for other purchase accounting adjustments, primarily a write-down of deferred costs to zero at the acquisition date. The adjustment of deferred revenue and deferred costs to fair value is required only at the purchase accounting date; therefore, its impact on net revenues and cost of revenues is non-recurring.

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

(e)

Embezzlement-related expense includes changes in the fair value of the recovered properties and warrant liability based on the estimated cash sales price of certain properties recovered as a result of an embezzlement discovered in 2008.

(f)	Adjustments to the CVR liability as a result of changes in the likelihood of collecting potential tax receivables and related interest income included in the estimate of the fair value of the CVRs.

(g)	Severance charges recorded in connection with the management transition completed in the first quarter of 2013.

(h)	For additional information on goodwill impairment charges, see Note 5 to our Condensed Consolidated Financial Statements included herein.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of September 30, 2013 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In July 2013, new guidance was issued which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This guidance is effective prospectively for reporting periods beginning after December 15, 2013. The Company does not expect the adoption of this standard to have a significant impact on the Company’s results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As described in Note 14 to our Condensed Consolidated Financial Statements, we have outstanding a $175 million aggregate principal amount of Notes (fixed rate) due 2017 and have available an asset-based revolving credit facility of up to $40 million. We have no amounts outstanding under the revolving credit facility, which is our only variable interest debt. Therefore, as of September 30, 2013 we have no material interest rate risk.

Foreign Currency Risk

The Company does not have material exposure to changes in foreign currency rates. As of September 30, 2013, the Company does not have any outstanding foreign currency forwards or option contracts.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as such factors could materially affect the Company’s business, financial condition, or future results. In the three and nine months ended September 30, 2013, there were no material changes to the risk factors disclosed in the Company’s 2012 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following is a description of the Company’s securities that were issued or sold by the Company during the period covered by this report and which were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Warrant to Purchase Common Stock

During the quarter ended September 30, 2013, the number of shares of common stock of the Company underlying the warrant issued to VSS-Cambium Holdings III, LLC, the sole stockholder of VSS-Cambium Holdings II Corp. (“Cambium”) immediately prior to the Company’s acquisition of Cambium, as part of the merger consideration payable to such stockholder in connection with the Cambium merger, was increased by 17,864 shares. The increase resulted from cash recoveries during the quarter in connection with the employee embezzlement matter, in accordance with the terms of the warrant. The warrant is exercisable for shares of common stock at an exercise price of $0.01 per share, and expires on December 8, 2014. The issuance of these securities to VSS-Cambium Holdings III, LLC was exempt from registration under Section 4(2) of the Securities Act.

Item 5. Other Information.

On November 4, 2013, the Company entered into a stock purchase agreement with an investor pursuant to its share repurchase program. As previously announced, on March 19, 2013 the Company's board of directors authorized the extension of the Company’s $5 million share repurchase program for an additional one year period (through July 5, 2014) and increased the remaining $2.2 million available for repurchases of shares thereunder up to $5 million. The transaction settled on November 6, 2013 with the Company purchasing 1,861,969 shares for a total cost of $4,375,627. Upon repurchase these treasury shares are no longer registered under the Securities Act of 1933.

The summary above is not intended to be complete and is qualified in its entirety by reference to the complete text of the stock purchase agreement attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits.

The following exhibits are filed as part of this report.

Exhibit Number	Description

10.1	Stock Purchase Agreement.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.*

101.def	XBRL Taxonomy Extension Definition Linkbase Document.*

101.sch	XBRL Taxonomy Extension Schema Document.*

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.lab	XBRL Taxonomy Extension Label Linkbase Document.*

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

CAMBIUM LEARNING GROUP, INC.
Date:	November 7, 2013	/s/ Barbara Benson
Barbara Benson,
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Stock Purchase Agreement.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.*

101.def	XBRL Taxonomy Extension Definition Linkbase Document.*

101.sch	XBRL Taxonomy Extension Schema Document.*

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.lab	XBRL Taxonomy Extension Label Linkbase Document.*

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.*

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