Form 10-K
period 2013-12-31
CAMBIUM LEARNING GROUP, INC.
filed 2014-03-06
CIK 1466815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34575

Cambium Learning Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0587428
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
17855 North Dallas Parkway, Suite 400, Dallas, Texas	75287
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 932-9500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	The NASDAQ Capital Market
(Title of class)	(Name of exchange on which registered)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant was $17,161,264 based on the closing sale price of the registrant’s common stock on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Capital Market. As of February 28, 2014, there were 44,874,440 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2013.

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

Unless otherwise expressly indicated in this Item 1, the discussions set forth herein are as of December 31, 2013. The “Company”, “we”, “us”, or “our” when used in this report refers to Cambium Learning Group, Inc. and its predecessors and consolidated subsidiaries, as the context requires.

Overview

We are a leading educational solutions and services company that is committed to helping every student reach their full potential by providing evidence-based solutions and expert professional services to empower educators and raise the achievement levels of all students. Our brands include: Voyager Sopris Learning (www.voyagersopris.com), Learning A–Z (www.learninga-z.com), ExploreLearning® (www.explorelearning.com and www.reflexmath.com), and Kurzweil Educational Systems® (www.kurzweiledu.com) and IntelliTools® (www.intellitools.com). Together, these business units provide best-in-class intervention and supplemental instructional materials; gold-standard professional development and school-improvement services; breakthrough technology solutions for online learning and professional support; valid and reliable assessments; and proven materials to support a positive and safe school environment. We operate in four business segments: Voyager Sopris Learning, Learning A-Z, ExploreLearning and Kurzweil/IntelliTools.

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

As of December 31, 2013, we had a total of 517 employees, including 498 full-time and 19 part-time employees.

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

Learning A-Z:

Learning A-Z is a preK-6 educational resource company specializing in online delivery of leveled readers and other supplementary curriculum. Founded in 2002 to help teachers differentiate instruction and meet the unique needs of all students, Learning A-Z’s resources are currently used in over two thirds of the elementary schools in the United States and in 177 countries worldwide. In addition to general classroom use, Learning A-Z serves a wide range of student need, including English Language Learners, Response to Intervention, Special Education, and more. Learning A-Z’s value proposition focuses on three key things:

•	Saving teachers time, giving them all the resources they need, all online, all accessible at the click of a mouse
•	Saving teachers money, delivering thousands of resources for a fraction of the cost of print and other online providers
•	Supporting student achievement through differentiated instruction, ensuring the right high-quality resources for every preK-6 student

Winner of more than 15 industry awards in 2013 alone, Learning A-Z’s subscription-based websites provide online supplemental books, lessons, assessments, and other instructional resources for individual classrooms, schools, and districts. These solutions include: Reading A-Z, Raz-Kids, Science A-Z, Writing A-Z, Vocabulary A-Z, Headsprout Early Reading and Headsprout Comprehension.

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

Segment Information

Our reporting segments operate with separate management teams and infrastructures that offer various products and services, many of which are described below. During 2013, net revenues were $90.3 million for VSL, $33.5 million for Learning A-Z, $16.3 million for ExploreLearning and $10.4 million for Kurzweil/IntelliTools. Further information is available in our Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K. Unallocated shared services such as accounting, legal, human resources and corporate-related items are recorded in a “Shared Services” category. Depreciation and amortization expense, goodwill impairment, interest income and expense, other income and expense, and taxes are also included in this Shared Services category.

Voyager Sopris Learning Products

Voyager Sopris Literacy Solutions

LANGUAGE!® The Comprehensive Literacy Curriculum, our principal adolescent literacy offering, targets students in grades 4–12 achieving at or below the 40th percentile. The program consists of a 36-unit curriculum organized into six levels that cover phonemic awareness and phonics, word recognition and spelling, vocabulary and morphology, grammar and usage, listening and reading comprehension, and speaking and writing. LANGUAGE! is a mastery-based curriculum designed for students with language-based learning disabilities, English language learners, and students who have not yet grasped foundational literacy skills. Students exit as soon as they achieve grade-level proficiency, which will vary depending on the specific needs of the student and where the student enters the program.

LANGUAGE! ® Live is a blended literacy intervention solution that motivates students in grades 4–12 through an adaptive learning environment. Supported by 20 years of effective LANGUAGE! implementation and built to address the Common Core State Standards, LANGUAGE! Live accelerates the literacy growth of nonreaders, struggling readers, and English language learners. This technology-enabled solution combines personalized online learning with teacher-led instruction to improve struggling learners’ decoding, spelling, grammar, comprehension, vocabulary, and writing skills. Level 1 of the program has received positive reviews since its release, and Level 2 is expected to be released in August 2014.

Voyager Passport® is a supplemental blended reading intervention system for students in grades K–5. Voyager Passport provides targeted instruction in word study, fluency, comprehension, vocabulary, writing, listening, and speaking. The lessons are based on scientific research regarding effective reading instruction and are carefully designed to effectively and efficiently address each of the strategies and skills necessary for reading proficiency. As of the third quarter of 2013, Passport’s instructional content was loaded into the new Edplicity™ cloud-based platform for digital delivery. For Spanish-speaking students in grades K–3 who are transitioning to English, Voyager Pasaporte® offers the equivalent of Voyager Passport print instruction in their native language.

Passport Reading Journeys® is a targeted intervention program designed to improve reading, comprehension, vocabulary, fluency, and writing for struggling learners in grades 6–9. Age-appropriate content, real-life journeys on DVDs, online interactive lessons, and captivating text are designed to hold students’ interest and motivate them to read for both information and enjoyment. The program targets the affective domain as much as the cognitive domain, as many struggling readers have lost confidence, are not engaged, and are close to dropping out. As of the third quarter of 2013, Passport Reading Journeys content was loaded into the new Edplicity cloud-based platform for digital delivery.

Step Up to Writing® provides a comprehensive resource of multisensory writing strategies to support students in grades K–12 in creating thoughtful, well-written compositions. The program explicitly connects reading, writing, speaking, and listening with hands-on strategies and directly teaches each phase of the writing process. Students learn to actively engage with reading materials, develop study skills, and produce proficient informative/explanatory, narrative, and opinion/argument writing in accordance with the Common Core State Standards. Implementation Guides at both the Intermediate and Secondary (new in 2013) levels provide a flexible, grade-level sequence of strategies for each type of writing specified in the Common Core State Standards, with genre-specific rubrics and clear, concise teacher support.

REWARDS® is an explicitly taught, research-validated reading and writing intervention program designed for general and special education, supplemental reading intervention, summer school, and after school implementation. Built to specifically address the Common Core State Standards, new editions of REWARDS Intermediate and Secondary (2013) build students’ proficiency in foundational skills, language, and reading informational text. This short-term intervention increases oral and silent reading rates through a highly generalizable, effective strategy for decoding the multisyllabic words frequently found in content-area texts. REWARDS Plus engages students in applying the strategy to authentic content-area materials, and REWARDS Writing teaches essential sentence-writing skills that can be applied in all content areas.

Read Well® is an evidence-based K–3 reading and language arts solution that helps students build the critical skills needed to be successful readers and learners. A blended approach of whole-class, small-group, and online instruction with flexible pacing and multiple entry points gives teachers the flexibility they need to meet students at their skill and developmental levels and adapt instruction accordingly. Read Well uses an explicit, systematic, mastery-based instructional model that transitions students to proficient reading, writing, speaking, and listening. The curriculum aligns to the Common Core State Standards for English Language Arts, and the newly released Read Well 3 and Read Well 2 Composition was built to specifically address these standards.

Ticket to Read® is an interactive, web-based program designed to improve the reading performance of students in grades K–6 by providing independent reading activities and extended skills practice. Dynamic content in critical phonics and word-attack skills, vocabulary, fluency, and reading comprehension is leveled, self-paced, and teacher-monitored. Students are motivated by a leaderboard, a virtual clubhouse that includes earning online tickets and other rewards, games, and engaging, self-selected passages on a variety of relevant topics.

TimeWarp® Plus is a summer school or extended day reading intervention program that immerses students in grades K–9 in reading adventures to build essential skills that can prevent summer learning loss and prepare them for grade-level instruction. TimeWarp Plus is a balanced, research-based reading program providing explicit instruction in writing and the five essential components of reading through high-interest, adventure-based learning experiences. Whole-class and small-group lessons include engaging, hands-on activities.

Voyager Sopris Math Solutions

TransMath® is an intensive, mastery-based intervention solution for struggling students in grades 5–10. In TransMath, concepts are developed with visual models that help students see big ideas being taught and build skills in algebraic thinking, computational fluency, fluency with rational numbers, and aspects of geometry and measurement. The program controls cognitive overload by presenting fewer topics in greater depth and providing two strands of instruction in each daily lesson: Number Sense and Problem Solving. TransMath teaches multistep problems gradually and in a meaningful context to prepare students for algebra and success in higher mathematics.

Vmath® is an explicit, systematic intervention that complements and enhances any core math program in grades 2–8 by filling critical learning gaps. This research-based program reinforces students’ understanding of strategies and concepts most frequently tested, while providing instruction in critical skills that they may have missed in previous years of instruction. Vmath offers a simple way for teachers to build student confidence and provide the purposeful practice recommended for transferring the skills of the Common Core State Standards to daily application and use of mathematics. Vmath Summer Adventure is an intensive intervention for students in grades K–8 that uses the same pedagogy and research as Vmath.

VmathLive® is a web-based solution that provides purposeful math practice in a stimulating learning environment. Newly expanded to include kindergarten and first grade, VmathLive helps students in grades K–8 continuously improve their results through scaffolded instruction with problem-specific, step-by-step hints and on-screen tutoring focused on visual representations of math concepts with both English and Spanish audio. Students work sequentially through a year’s worth of math and are encouraged to stay on track with messaging, badges, trophies, points, live competition with peers, and other confidence-building strategies. The program’s new Play component includes 20 different games involving mental math, using patterns, multiple steps, and reasoning skills aligned to the Common Core State Standards.

Voyager Sopris Prekindergarten Solution

We Can Early Learning Curriculum, Second Edition, was released during the second quarter of 2013 and built specifically to prepare students for the kindergarten Common Core State Standards and to address the Head Start Child Development and Early Learning Framework. The fundamental goal of We Can is to prepare students for academic success in kindergarten and beyond. This robust, multidisciplinary curriculum provides a clear road map for early learning success—cross-curricular content addressing 10 early childhood domains, online learning tools, reinforced routines and procedures, a pre-writing kit, a classroom management component, and fully integrated assessments. Teachers can maximize multiple opportunities to observe children, identify their capabilities and needs, manage their behavior, and monitor their progress.

Voyager Sopris Targeted Intervention and Assessment Solutions

DIBELS® Next (grades K–6), and the Spanish-language counterpart IDEL® (grades K–3) provide quick, reliable universal screening and progress monitoring in basic early literacy skills. Students take benchmark assessments, either online or with paper/pencil, three times a year to measure the critical areas of phonemic awareness, phonics, fluency, and comprehension. Progress monitoring assessments are administered frequently, and teachers have the option of using DIBELS Next Survey for students who may require off-grade-level progress monitoring. DIBELS Deep provides the option of an in-depth diagnostic assessment. The data generated from this suite of assessments support educators as they identify students who need intervention, select and evaluate instructional interventions, group students, and prepare instruction to support students in reaching the Common Core State Standards.

Voyager Sopris Digital Teaching and Learning Platform

Edplicity™, released in the third quarter of 2013, is an all-in-one, cloud-based solution for content storage and collaboration in the classroom and beyond. This digital platform creates an interactive online learning community where teachers can load their own digital content, assign student work, track participation and performance, provide targeted feedback, search and tag content based on alignments with the Common Core and other state standards, collaborate with other teachers and administrators, and share best practices—all online and in real time. Edplicity configurations with preloaded content from Voyager Passport and Passport Reading Journeys give teachers the ability to deliver instruction in an online format using these evidence-based reading programs. Edplicity offers unlimited storage, single sign-on capabilities, user-friendly organization and navigation, and access from multiple devices.

Voyager Sopris Professional Services

Voyager Education Services supports preK–12 educators by providing targeted, job-embedded professional development with a focus on accelerating student gains and overall school performance. Working collaboratively with school leadership, the VES team personalizes, prioritizes, and scaffolds content to address each school’s unique needs and disaggregate student achievement data. Services include audits and needs assessments, coaching, support, and progress monitoring in the areas of teacher effectiveness; leadership development; Response to Intervention (RtI)/Multitier System of Supports (MTSS); school improvement planning and support; school turnaround, transformation, and restart; technology optimization; building a positive school climate; and the implementation, planning, and execution of the Common Core State Standards.

Voyager Sopris Learning Support Services is a team committed to increasing student results by serving teachers and school leaders through planning, coaching, training, and ongoing support. The team specializes in partnering with schools and districts to build custom implementation support plans that ensure all stakeholders are prepared to implement and sustain instructional programs from Voyager Sopris Learning. Support is fully customized during every stage of implementation: pre-implementation planning, launch, ongoing, and data review. In-person training includes initial, refresher, training of trainers (TOT), advanced, transition, and ongoing support days. Training is also available online in the form of live webinars or web-based courses.

LETRS® is a stand-alone professional development program that responds to the need for high-quality teachers of reading and spelling in grades preK–12. Authored by literacy expert Louisa Moats, Ed.D., LETRS provides the deep foundational knowledge necessary to understand how students learn to read, write, and spell—and why some of them struggle. Based in real-world experience and the science of reading, the program provides strategies and activities that can be implemented immediately. Professional development is delivered through a combination of print materials, online courses, software, and face-to-face training. LETRS Institutes, presented by certified national LETRS trainers, engage educators through group activities and hands-on practice.

NUMBERS is a rigorous mathematics professional development offering for teachers of mathematics in grades K–8. Integrating findings from the most current research, NUMBERS delves deeply into each domain of the Common Core State Standards. The content of NUMBERS is based on the premise that increasing teacher expertise results in improved student outcomes. There are five modules: Number Sense (K–5); Fractions and Decimals (3–6); Ratios and Proportions (5–8); Algebraic Thinking (5–8); and Data, Measurement, and Geometry (K–8, with an emphasis on 3–8). The content can be applied to any curriculum, context, or student population.

Learning A-Z Products

Learning A-Z is an educational resource company specializing in online delivery of leveled readers and other supplementary curriculum resources for preK-6. There is one free website, LearningPage TM, which provides basic materials and directs interested parents, teachers, schools and districts to Learning A-Z’s subscription-based websites. These websites are stand-alone or integrated for a comprehensive solution used for individual classrooms, schools, and districts. Reading A-Z TM, Raz-Kids TM, Vocabulary A-Z TM, Writing A-Z TM, Science A-Z TM, Headsprout® Early Reading and Headsprout® Comprehension provide online supplemental reading, writing, vocabulary lessons, books, science lessons and other resources for students and teachers.

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

Raz-Kids is a student-centered online collection of leveled eBooks and eQuizzes designed to guide and motivate emergent and reluctant readers, as well as improve the skills of fluent readers. Students can listen to and read books as well as record their reading and then take an online quiz while receiving immediate feedback. Students earn stars for their reading activity. The stars can then be spent in each student’s personal clubhouse-like environment for purchasing a catalog full of items that include aliens and other fun characters. The program currently consists of over 400 online books along with companion quizzes and worksheets spread across 27 levels of difficulty. An online assessment tool allows teachers to assess students for placement at the appropriate reading level by determining reading rate, accuracy, fluency and comprehension. The website also features a classroom management system for teachers to build rosters, assign books, monitor student progress, and evaluate instructional needs.

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

In late 2013, we completed the purchase of certain assets of Headsprout from Mimio, LLC, adding student-facing phonics and comprehension resources to the Learning A-Z segment.

Headsprout Early Reading is a K-2 supplemental program that ensures reading success for every child.  During the first half of the program, children learn through direct positive experience that letters and sounds go together to make words, words go together to make sentences, and sentences make stories. The basic component skills and strategies necessary for reading, such as phonemic awareness (the sounds within words), print awareness, phonics, sounding out, segmenting and blending, are explicitly mastered in a fun, self-directed manner. The second half of the program focuses more on reading vocabulary, fluency, and comprehension, while still teaching more sounds and sight words.  This online program also includes individualized, detailed progress reports.

Headsprout Reading Comprehension provides elementary readers with engaging instruction in how to read for meaning and how to apply these skills across subject areas and on standardized tests.  Passage complexity increases as the program progresses to include more complex sentences and longer passages, more answer choices and more variation in questions.  This online program also includes automated progress reports that show what the child is learning.

ExploreLearning Products

ExploreLearning publishes two supplemental programs in the math and science market. ExploreLearning GizmosTM is a subscription-based online library of interactive simulations for math and science in grades 3-12. ExploreLearning Reflex is a game-based adaptive online program designed to help students in grades 2-8 achieve fluency with their basic math facts. ExploreLearning has won National Science Foundation funding, supports the tenets of the National Council of Teachers of Mathematics and its products have received positive mention in books published by the Association of Supervision and Curriculum Development and the National Science Teachers Association. ExploreLearning is also a perennial award winner recognized by industry peer groups, including the Association of Educational Publishers and the Software and Information Industry Association (SIIA), as well as publications such as District Administration Magazine and Tech and Learning Magazine. ExploreLearning materials are correlated to state standards and over 300 math and science textbooks.

Kurzweil /IntelliTools Products

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

Industry Information

We sell primarily to public school districts in the United States.  On a much smaller scale, we also sell to private and charter schools, home school and parent consumers, and other companies that bundle our products with their offerings.

School district funding continues to undergo significant change and uncertainty, and most of our public school district customers are largely dependent on federal, state and local funding to purchase our products.  Additionally, the digitalization of education content and delivery is driving a substantial shift in the education market.  The demand for technology-based products has developed rapidly over the past several years and has led to changes in the way that providers develop, produce, market and distribute products.

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

We offer products to help every student reach their full potential.  Some of our product lines, especially at VSL and Kurzweil/IntelliTools, are specifically designed to accelerate struggling students to grade-level proficiency or to address learning differences.  We estimate that at least 40% of students require intervention. The intervention market is focused on administering supplemental and alternative core education solutions to at-risk students and students with disabilities receiving special education. At-risk students and students with disabilities are those students that are underperforming when evaluated against their peers.

Funding Information

School districts use a variety of government funding sources in order to procure our products and services, drawing from both federal funding sources and state and local sources. We estimate that approximately half of our overall sales are paid by school districts using federal funding sources. VSL has a higher reliance on sales related to use of federal funds than our other segments.

The Title I portion (“Title I”) of the reauthorized Elementary Secondary Education Act (“ESEA”) (and the Title III portion) and the Individuals with Disabilities Education Act (“IDEA”) are the two primary federal funding sources for at-risk students and students with disabilities, respectively. Title I distributes funding to those schools and school districts which are comprised of a relatively high percentage of students from low income families as defined by the IDEA. In addition, Title I appropriates money for the education system for the prevention of dropouts and the improvement of schools. IDEA governs how states and public agencies provide early intervention, special education and related services to children with disabilities.

We believe that demand for our products and professional services will be driven by an increased emphasis on accountability and measurement. The No Child Left Behind Act (“NCLB”) was a key driver for increased accountability and measurement of student performance designed to meet the mandated goal that 100% of students become proficient in reading and math by the end of the 2013-2014 school year. School districts are required to demonstrate adequate yearly progress (“AYP”) or risk a cut in funding. Intervention products help schools improve performance of the most challenged learners and allow schools to meet stringent AYP criteria. Furthermore, there is greater emphasis on evaluating educators based on the performance of their students, driven by reforms contained in the Race to the Top program. These regulatory frameworks have mandated stricter accountability, higher standards and increased transparency in education, and states have been required to measure annual progress towards these standards and make results publicly available for the first time. We believe that with more attention in general, increased analysis of U.S. student outcomes versus other countries, and movement to national standards through the adoption of the Common Core State Standards, the number of children deemed to need intervention is likely to increase.

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

•

Supplemental suppliers, a market segment that is quite fragmented, including the supplementary products divisions of the international textbook publishers named above, and others including School Specialty, Haights Cross Communications and National Geographic (The Hampton-Brown Company);

•

Technology suppliers, including Scholastic (Read 180, System 44, FASTT Math), Pearson (iLit), Scientific Learning, edmentum, Achieve3000, Dream Box, Carnegie Learning, Renaissance Learning, Don Johnston and TextHelp;

•	Assessment suppliers, including Pearson (Aimsweb) and NWEA;
•	Service providers, including Americas Choice (Pearson), and research laboratories such as WestEd; and
•	Open source content providers, such as Khan Academy and OER Commons also provide online educational videos.

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

Product Development, Sales and Marketing

We are strategically focused on having the best possible product offerings and the sales and marketing forces to effectively and efficiently deliver these products.

Product Development

We seek to take advantage of new product and technology opportunities and view product development to be essential to maintaining and growing our market position. We update our products as needed to incorporate the latest research or pedagogy, bring images current or update factual content. Our web-based products are enhanced continuously. Between the product refreshes, we often develop variations, expansions (e.g., more grade levels) and other basic enhancements of our products.

We expect sales of our purely print-based products to continue to decline.  Therefore, to stabilize order volumes and enable growth in future years, we will focus our development efforts on technology solutions, especially those opportunities that offer student-directed learning.   These investments will include enhancements for our Learning A-Z and ExploreLearning subscription products, the development of blended learning solutions in the VSL segment, and continued investment in the firefly web-based solution in the Kurzweil/IntelliTools segment.

Changing standards, such as the Common Core State Standards, also provide opportunities to meet new market needs. The implementation of these standards is likely to result in an increase in the number of students that are deemed to be below grade level proficiency.  Products that are aligned with the Common Core State Standards will allow educators to focus on areas where students are not proficient as each lesson will be clearly tied to the required learning objectives.

Research and development expense, net of capitalization, was $9.8 million and $10.9 million for the years ended December 31, 2013 and 2012, respectively. In addition, we capitalize certain pre-publication, production and online curriculum development expenditures.  Capitalized product development costs were as follows in 2013:

•	Voyager Sopris Learning – $7.1 million
•	Learning A-Z – $4.4 million
•	ExploreLearning – $1.5 million
•	Kurzweil/IntelliTools – $0.4 million

We may also from time to time enhance our product portfolio with acquisitions, such as the Headsprout purchase completed in late 2013 which added student-facing phonics and comprehension resources to the Learning A-Z segment.

Sales and Marketing

Each operating segment has independent sales forces with both field sales producers generally covering larger opportunity customers and an inside sales force generally covering smaller territories. These sales representatives are supported by product or subject matter and implementation experts as well as a marketing team. Voyager Sopris Learning also uses direct marketing through catalogs and all of our segments are increasingly making use of e-commerce and the Internet to sell our products. We have and will continue to participate in state adoptions when our products meet the needs of those adoptions.  As of December 31, 2013, our total combined company sales force consisted of 69 field and 44 inside sales producers for a total of 113 direct sales producers, excluding sales management and marketing. Sales and marketing expense was $42.2 million and $46.4 million for the years ended December 31, 2013 and 2012, respectively. We expect to make significant investments in our ExploreLearning and Learning A-Z sales forces during 2014.

Concentration Risk

We are not overly dependent upon any one customer or a few customers, the loss of which would have a material adverse effect on our business. We have a broad customer base; in the two years ended December 31, 2013 for the Company in the aggregate, no single customer accounted for more than 10% of our total net revenues in any one year. Our top ten customers accounted for approximately 16% of our total net revenues in 2013.

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

Executive Officers

John Campbell. John Campbell, age 53, currently serves as Chief Executive Officer of Cambium Learning Group. Mr. Campbell served as President of Cambium Learning Technologies from December 2009 until March 2013, and COO of Voyager from January 2007 through December 2009.  He joined ProQuest in January of 2004, which sold off its library business and changed its name to Voyager in January of 2007. Before joining Cambium Learning Group, Mr. Campbell served as Chief Operating Officer and business unit head of a research-based reading company (Breakthrough to Literacy) within McGraw-Hill.  Prior to joining Breakthrough/McGraw-Hill, he served as Director of Technology for Tribune Education.  Additionally, Mr. Campbell has experience as General Manager of a software start-up (Insight Industries Inc.) and as Director of Applications and Technical Support for a hardware manufacturer (Commodore International).  John has also served on the Education Board for the Software Information Industry Association (SIIA).

Bob Holl. Bob Holl, age 70, is the Co-founder and President of Learning A-Z. Mr. Holl has a wealth of educational knowledge and publishing experience having spent 10 years as a public school educator and 30 years in educational publishing. Before founding Learning A-Z, he served as Vice President of Development for the Wright Group and prior to that served as Editor-in-Chief of Addison-Wesley Publishing and Scott-Foresman Publishing Companies. He has been the architect and writer of many curriculum programs and educational resources during his publishing career.

George A. Logue. George A. Logue, age 63, currently serves as President of Voyager Sopris Learning. Mr. Logue previously served as the Executive Vice President and President of Sopris Learning, the Supplemental Solutions business unit of Cambium Learning Group, Inc. Mr. Logue has served as the Executive Vice President of Cambium since June 2003 and has 30 years of education industry experience. Before joining Cambium, Mr. Logue spent 18 years in various leadership roles with Houghton Mifflin Company. At Houghton Mifflin, Mr. Logue served as Executive Vice President of the School Division from 1996 to 2003. Prior to serving as Executive Vice President of Houghton Mifflin, Mr. Logue was Vice President for Sales and Marketing from 1994 to 1996.

Alex Saltonstall. Alex Saltonstall, age 38, is the President of Kurzweil/IntelliTools. Mr. Saltonstall joined Cambium in 2004, and led the company’s acquisition activities as the Manager of Corporate Development. He became General Manager of Kurzweil/IntelliTools in 2006. Before joining Cambium, Mr. Saltonstall was President of SearchSoft Solutions, Inc. Mr. Saltonstall was previously an Associate at Schoolhouse Partners, and a Senior Associate at The Parthenon Group.

David Shuster. David Shuster, age 47, is the Founder and President of ExploreLearning. Mr. Shuster is a former classroom educator and is intimately involved in the design and development of the company's award-winning products. He holds a Ph.D. in Applied Mathematics from the University of Virginia and has led ExploreLearning since its inception in 1999.

Barbara Benson. Barbara Benson, age 43, has served as the Chief Financial Officer of Cambium Learning Group, Inc. since March 2013. Ms. Benson joined the Company in March 2007 and previously served as Controller of Cambium Learning Group, Inc. from December 2009 to March 2013, and as Controller of the Voyager Expanded Learning operating unit from March 2007 to December 2009. She has also served as the Principal Accounting Officer of the Company since March 2010. From 2004 until joining the Company in March 2007, Ms. Benson held positions at Pegasus Solutions, Inc., a hotel technology provider of reservation, distribution, financial, and representation services, including Controller and Director of Financial Accounting and Reporting. She began her career as an auditor with Coopers & Lybrand. Ms. Benson is a licensed Certified Public Accountant.

Todd Buchardt. Todd Buchardt, age 54, currently serves as our Senior Vice President of Human Resources and General Counsel and Secretary. Mr. Buchardt served Voyager Learning Company as Senior Vice President since November 2002, Vice President since March 2000, and General Counsel and Secretary since 1998. Before joining Voyager Learning Company, Mr. Buchardt held various legal positions with First Data Corporation from 1986 to 1998.

Paul Fonte. Paul Fonte, age 45, currently serves as Chief Technology Officer of Cambium Learning Group.  Mr. Fonte previously served as the Vice President of Technology for Cambium Learning Technologies since December 2009. Mr. Fonte joined Voyager in 2003 as Senior Project Lead and was promoted to a number of positions within Voyager, including the Director of Technology where he served until December 2009. Mr. Fonte has over 20 years of professional experience developing and delivering software at all levels.

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

This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2013.

Risks Related to our Business

Changes in funding for public schools could cause the demand for our products to decrease.

We derive a significant portion of our revenues from public schools, which are heavily dependent on federal, state and local government funding. Budget cuts, including the automatic form of spending cuts referred to as sequestration, curtailments, delays, changes in leadership, shifts in priorities or general reductions in funding could reduce or delay our revenues. Funding difficulties experienced by schools could also cause those institutions to demand price reductions and could slow or reduce purchases of intervention products, which in turn could materially harm our business. Our business may be adversely affected by changes in educational funding at the federal, state or local level, resulting from changes in legislation, changes in state procurement processes, changes in government leadership, emergence of other funding or legislative priorities and changes in the condition of the local, state or U.S. economy.

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

We have $175 million aggregate principal amount of 9.75% senior secured notes due 2017.

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

If the price of our common stock trades below $1.00 per share for a sustained period or we do not meet other continued listing requirements, our common stock may be delisted from the NASDAQ Capital Market.

The NASDAQ Capital Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock and to have a specified level of stockholder equity. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive trading days, or we do not meet other requirements, we would fail to be in compliance with NASDAQ’s continued listing standards and, if we are unable to cure the non-compliance within 180 days, our common stock may be delisted from the NASDAQ Capital Market and we may not be able to maintain the continued listing of our common stock on the NASDAQ Capital Market. Delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal corporate office is located in Dallas, Texas. We lease office and warehouse facilities in Dallas, Texas; Charlottesville, Virginia; Tucson, Arizona; Frederick, Colorado; Natick, Massachusetts; and Ann Arbor, Michigan. As of December 31, 2013, the total square footage of our leased properties was 303,698 square feet.

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

Market Information: Our common stock is traded on the NASDAQ Capital Market under the symbol “ABCD.” Below are the high and low sale prices for each quarter in the years ended December 31, 2013 and 2012.

	2013		2012
Fiscal Quarter	High	Low	High	Low
First	$1.40	$0.93	$3.43	$2.61
Second	1.50	0.93	2.75	0.94
Third	1.85	1.16	1.30	0.83
Fourth	1.82	1.25	1.50	0.58

Record Holders: As of March 4, 2014, there were 611 holders of record of our common stock.

Purchases of Equity Securities: Shares of common stock repurchased by the Company during the quarter ended December 31, 2013 were as follows:

	Issuer Purchases of Equity Securities
Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(a) Maximum Dollar Value of Shares that May Yet be Purchased Under the Program ($ in thousands)
October 1—October 31	—	$—	—	$5,000
November 1—November 30	1,861,969	2.35	1,861,969	624
December 1—December 31	—	—	—	624
(a)

On May 22, 2012, the Company’s Board of Directors authorized the Company to repurchase shares of its common stock up to a maximum of $5 million through July 5, 2013.  On March 19, 2013, the Company’s Board of Directors extended the share repurchase authorization for an additional one year period (through July 5, 2014) and the remaining authorization was reset to $5 million.

Dividends: We have not declared or paid any cash dividends to our stockholders. Any future determination to pay dividends, if any, will be at the discretion of our board of directors. We do not presently expect to pay any dividends.

Securities Authorized for Issuance Under Equity Compensation Plans: We have securities authorized for issuance under the Cambium Learning Group, Inc. 2009 Equity Incentive Plan (“Incentive Plan”). In connection with the then pending merger with Voyager Learning Company, on July 31, 2009, the Company’s board of directors and sole stockholder approved the Incentive Plan. The general purposes of the Incentive Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives to employees, directors and consultants, and to promote the success of the Company.

Securities authorized for issuance under equity compensation plans at December 31, 2013 are as follows:

(in thousands, except per share amounts) Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity incentive plan (a)
Equity compensation plans approved by security holders	2,367	$1.43	2,530
Equity compensation plans not approved by security holders	—	—	—
Total	2,367	$1.43	2,530
(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options,” and issued restricted stock.

Item 6.	Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2013.

Organization of Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the following sections:

•	Overview
•	Results of Operations
•	Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
•	Liquidity and Capital Resources
•	Non-GAAP Measures
•	Capital Expenditures and Outlook
•	Commitments and Contractual Obligations
•	Off-Balance Sheet Arrangements
•	Critical Accounting Policies and Estimates
•	Recently Issued Financial Accounting Standards

Overview

Form of Organization

On December 8, 2009, we completed the business combination of Cambium and Voyager Learning Company (“VLCY”) as contemplated by the Agreement and Plan of Mergers, dated as of June 20, 2009, among us, VLCY, Vowel Acquisition Corp., our wholly-owned subsidiary, Cambium, a wholly-owned subsidiary of VSS-Cambium Holdings III, LLC, Consonant Acquisition Corp., our wholly owned subsidiary, and Vowel Representative, LLC, solely in its capacity as stockholders’ representative. We refer to this agreement and plan of mergers in this report as the merger agreement. Pursuant to the merger agreement, we acquired all of the common stock of each of Cambium and VLCY through the merger of Consonant Acquisition Corp. with and into Cambium, with Cambium continuing as the surviving corporation (the “Cambium Merger”), and the concurrent merger of Vowel Acquisition Corp. with and into VLCY, with VLCY continuing as the surviving corporation (the “Voyager Merger”). As a result of the effectiveness of the mergers, Cambium and VLCY became our wholly owned subsidiaries.

Under the terms of the merger agreement, each outstanding share of VLCY’s common stock was converted in the Voyager Merger into the right to receive at the election of each stockholder, either (i) $6.50 in cash, without interest, or (ii) one share of our common stock, plus, regardless of the election made, additional consideration consisting of cash and a contingent value right, as described in the merger agreement. The amount of cash available to satisfy cash elections by the VLCY stockholders was limited to $67.5 million in the aggregate. The cash consideration payable to the former VLCY stockholders was insufficient to accommodate all of the cash elections that were made. Accordingly, the amount of cash paid to the former VLCY stockholders who elected to exchange shares of VLCY common stock for cash was reduced, pro rata, in accordance with agreed procedures set forth in the merger agreement. Pursuant to these procedures, we paid $67.5 million in cash to the former holders of VLCY’s common stock and issued to those stockholders a total of 19.5 million shares of common stock. The cash consideration paid to the former VLCY stockholders consisted of $25 million contributed by VSS-Cambium Holdings III, LLC and $42.5 million contributed by VLCY. In exchange for its contribution of $25 million, VSS-Cambium Holdings III, LLC received 3.8 million shares of our common stock issued at the ascribed value of $6.50 per share. The shares of Cambium’s common stock held by VSS-Cambium Holdings III, LLC, its sole stockholder, were converted in the Cambium Merger into the right to receive 20.5 million shares of our common stock. In addition, as part of the merger consideration, VSS-Cambium Holdings III, LLC received a warrant to purchase a number of shares of our common stock determined by a formula set forth in the merger agreement, which is currently equal to 755,077 shares. In connection with the consummation of this transaction, we entered into a stockholders agreement pursuant to which we granted VSS-Cambium Holdings III, LLC and funds managed and controlled by VSS the right to purchase up to 7.5 million shares of our common stock as provided for in the stockholders agreement as well as certain preemptive rights set forth therein. In August 2011, VSS-Cambium Holdings III, LLC, exercised its subscription rights in full to purchase 7,246,376 shares of our common stock, at a purchase price of $2.76 per share, or an aggregate purchase price of $20.0 million.

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

Acquisition

On December 23, 2013, LAZEL, Inc., a wholly owned subsidiary of Cambium Learning Group, Inc. (the "Company"), signed a definitive agreement (the “Agreement") to purchase certain assets of Headsprout from Mimio, LLC. The purchase price was $4.0 million, of which $3.6 million was paid in January 2014. The remaining $0.4 million cash purchase price will be paid 18 months after the closing date subject to the holdback provisions of the Agreement. The purchased assets are included in our Learning A-Z reporting segment.

Founded in 1999 and based in Seattle, WA, Mimio acquired Headsprout in 2011. Headsprout has patented and award-winning adaptive software titles. The software has earned industry-wide respect for its effort in improving reading skills for students. Currently used in thousands of classrooms, learning labs, and homes, Headsprout is now part of Learning A-Z's larger reading offering and is being marketed and sold as Headsprout Early Reading and Headsprout Reading Comprehension.

We believe the acquisition will be beneficial as it will increase our digital subscription product offerings and the purchased assets add proven, student-facing phonics and comprehension resources to our Learning A-Z segment. Due to the timing of the transaction and future integration activities, the acquisition did not have a material impact on 2013 and is not expected to be accretive to our net income in 2014.

Segments

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

Results of Operations

Order volume is an internal metric that is a leading indicator of revenues.  During 2013, company-wide order volumes were down slightly compared to 2012, with order volume changes by segment as follows:

•	Voyager Sopris Learning decreased 12%
•	Learning A-Z increased 28%
•	ExploreLearning increased 27%
•	Kurzweil/IntelliTools decreased 13%

Learning A-Z and ExploreLearning continued their trend of double-digit growth rates.  Offsetting this growth, Voyager Sopris Learning and Kurzweil/IntelliTools continued to show order volume declination as reductions in legacy products are currently outpacing gains from newer online and technology-enabled solutions.

Overall, GAAP net revenues increased in 2013 by 1% to $150.5 million, compared to $148.6 million in 2012.  GAAP net revenues by segment in 2013 and the percentage change from 2012, were as follows:

•	Voyager Sopris Learning: $90.3 million, decreased 7%
•	Learning A-Z: $33.5 million, increased 28%
•	ExploreLearning: $16.3 million, increased 14%
•	Kurzweil/IntelliTools: $10.4 million, decreased 7%

Costs in 2013 benefited from the reengineering and restructuring activities which were completed in 2012.  While we have reinvested some of the savings in growth areas such as our online subscription businesses, cost reductions made in slower growing areas such as VSL’s print-based solutions are providing year over year earnings growth.  We will continue to review and assess our cost structure to ensure that resources are allocated to areas of the business providing the highest earnings opportunity.

Results of operations for 2013 were also impacted by the following:

•	Impairment charges of $1.2 million related to the Class.com product line which will be discontinued in 2014.
•	Impairment charges of $1.0 million for in-process product development projects that will not be completed.

Results of operations for 2012 were also impacted by the following:

•	Costs of $8.4 million related to the Company’s reengineering and restructuring activities, including impairment charges of $4.4 million
•	Impairment charges of $66.9 million to goodwill and $27.8 million to acquired intangible assets.
•	Impairment charges of $1.5 million related to in-process product development projects that were deemed to have no ongoing value.

Voyager Sopris Learning

Order volumes in the VSL segment declined 12% for the year ended December 31, 2013 compared to 2012.  School district funding continues to undergo significant change and uncertainty, and the current environment had made growth challenging for VSL.  We believe that VSL order volume declines are also attributable to slow execution of the unit’s product development strategies as well as some confusion in the marketplace due to the debates around the movement to Common Core State Standards.

 GAAP net revenues for VSL were down $6.5 million, or 6.7%, for the year ended December 31, 2013 from the same period in 2012 as a result of the order volume declines.  Through the second quarter 2013, net revenues had been higher versus prior year due to the recognition of prior period technology and services sales that were delivered in 2013.  Generally, deferred revenues for Voyager Sopris Learning follow a September through July school year cycle, increasing during the highest selling period at the start of a school year and declining as those revenues are recognized over the school year and summer school periods.  Sales of print materials are generally recognized when the product is shipped to or received by the customer.  Beginning with the start of the new school year in the third fiscal quarter, GAAP net revenues began to follow more closely with the current year order volume trends.

VSL costs benefited from the reengineering and restructuring activities which were completed in 2012 and from ongoing efforts to right-size the business to ensure that resources are allocated to areas providing the highest earnings opportunity.

We expect sales of purely print-based products to continue to decline.  Therefore, to stabilize order volumes and enable growth in future years, the company will focus its development efforts on technology solutions, especially those opportunities that help school districts implement the new Common Core State Standards or other State-based curriculum or assessment standards.  We believe that the efficacy of our products and the transition of our existing content to technology-based learning solutions will eventually offset the weakness in our legacy print-based offerings and return the segment to growth.  However, these products take a significant amount of time to develop and gain customer acceptance.  Accordingly, we expect that overall VSL order volumes will continue to decline in 2014, although at a lower percentage than the 12% decline experienced in 2013.  Due to the ongoing efforts to right-size the business and the planned transition to more profitable technology-based products, margins are expected to improve such that year-over-year earnings may not be negatively impacted by the order volume declines.

Learning A-Z

For the year ended December 31, 2013, Learning A-Z order volume exceeded the same period in 2012 by 28%.   GAAP net revenues for Learning A-Z were higher by $7.3 million, or 27.9%, for the year ended December 31, 2013 from the same period in 2012, which was consistent with its order volume trends.  Learning A-Z revenues are recognized pro rata over their subscription periods, which are generally for one year but can be for longer periods.  Costs as a percentage of net revenues are higher in 2013 due to investments being made to fuel growth, primarily in sales and marketing.

Learning A-Z has realized double-digit order volume growth for several years and we believe this unit will continue to deliver strong growth.  We believe that the value proposition offered by the Learning A-Z products will continue to be compelling due to quality content and award-winning technology.  To facilitate this expected growth, we will make significant investments in our sales force and product development efforts.  Learning A-Z products are aligned with the Common Core State Standards and this will continue to be a focus in future development.  Costs as a percentage of net revenues are expected to be higher in 2014 than experienced in 2013 as a result of these investments.

ExploreLearning

For the year ended December 31, 2013, ExploreLearning has continued its trend of significant growth with order volumes exceeding prior year levels by 27%.  GAAP net revenues for ExploreLearning were higher by $2.0 million, or 14.0%, for the year ended December 31, 2013 from the same period in 2012.  ExploreLearning revenues are recognized pro rata over their subscription periods, which are generally for one year but can be for longer periods.  Due to an increase in 2013 in the amount of multi-year agreements at ExploreLearning, the growth in GAAP net revenues lagged order volume growth.  Costs as a percentage of net revenues are higher in 2013 due to investments we made to fuel growth, primarily in sales and marketing.

We believe that the value proposition offered by the ExploreLearning products will continue to be compelling due to quality content and award-winning technology and we expect strong growth in the coming years.  As noted above, ExploreLearning’s 2013 order volumes included several large multi-year deals.  Therefore, we believe that order volume growth from 2013 to 2014, while still strong, will be a lower percentage growth than that experienced from 2012 to 2013.  To ensure that ExploreLearning is well positioned for expected future growth, we plan to make significant investments in 2014 in this segment for the enhancement of existing products, the development of new products, and the expansion of the sales force.  Costs as a percentage of net revenues are expected to be higher in 2014 than experienced in 2013 as a result of these investments.

Kurzweil/IntelliTools

Order volumes in the Kurzweil/IntelliTools segment declined 13% for the year ended December 31, 2013 from the same period in 2012.  The decline is due in part to a change in mix toward a subscription solution rather than a perpetual model (which would provide more first year revenues).  Additionally, management believes that customers are increasingly meeting their special education and text-to-speech needs with free and low-priced, but less comprehensive, solutions.

GAAP net revenues for Kurzweil/IntelliTools declined by $0.8 million, or 7.2%, for the year ended December 31, 2013 from the same period in 2012, primarily due to the decline in order volume.  The decline in net revenues was not as significant as the decline in order volume due to the recognition of prior year sales that are being recorded over the related subscription period.  Costs have benefited from ongoing efforts to right-size the business to ensure that resources are allocated to areas of the business providing the highest earnings opportunity.

Going forward, the Company plans to continue to invest in improving the firefly offering which brings many of the capabilities of the Kurzweil 3000 product to the web.  This subscription solution has shown strong year over year growth and high renewal rates and will continue to be the focus of the business unit. We believe that the strength of the firefly solution and potentially the development of other subscription-based products will eventually return the segment to growth, but we expect Kurzweil/IntelliTools order volumes to continue to decline in 2014.  The decline in order volumes is expected to be at a lower percentage than the 13% decline experienced in 2013; however, the transition to subscription-based products where revenues are recognized pro rata over the subscription life will likely result in a decline in GAAP net revenues greater than the decline in order volumes.  We expect any decline in order volumes or GAAP net revenues to reduce segment earnings.

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

(in thousands)	Year Ended December 31, 2013		Year Ended December 31, 2012
	Amount	% of Revenues	Amount	% of Revenues
Net revenues:
Product revenues
Voyager Sopris Learning	$67,619	44.9%	$78,463	52.8%
Learning A-Z	33,483	22.2%	26,189	17.6%
ExploreLearning	16,279	10.8%	14,283	9.6%
Kurzweil/IntelliTools	10,418	6.9%	11,225	7.6%
Service revenues
Voyager Sopris Learning	22,721	15.1%	18,399	12.4%
Total net revenues	150,520	100.0%	148,559	100.0%

Cost of revenues:
Cost of product revenues
Voyager Sopris Learning	23,720	15.8%	26,406	17.8%
Learning A-Z	908	0.6%	659	0.4%
ExploreLearning	2,249	1.5%	1,929	1.3%
Kurzweil/IntelliTools	2,290	1.5%	2,712	1.8%
Shared Services	-	0.0%	1,578	1.1%
Cost of service revenues
Voyager Sopris Learning	17,521	11.6%	17,679	11.9%
Amortization expense	17,519	11.6%	24,716	16.6%
Total cost of revenues	64,207	42.7%	75,679	50.9%

Research and development expense	9,810	6.5%	10,907	7.3%
Sales and marketing expense	42,233	28.1%	46,367	31.2%
General and administrative expense	21,341	14.2%	21,427	14.4%
Shipping and handling costs	1,722	1.1%	2,834	1.9%
Depreciation and amortization expense	4,895	3.3%	6,182	4.2%
Goodwill impairment	-	0.0%	66,893	45.0%
Embezzlement-related expense	118	0.1%	516	0.3%
Impairment of long-lived assets	2,227	1.5%	33,707	22.7%
Income (loss) before interest, other income (expense) and income taxes	3,967	2.6%	(115,953)	(78.1)%

Net interest expense	(18,819)	(12.5)%	(18,683)	(12.6)%
Other income, net	764	0.5%	1,125	0.8%
Income tax expense	(165)	(0.1)%	(272)	(0.2)%
Net loss	$(14,253)	(9.5)%	$(133,783)	(90.1)%

Net revenues

Net revenues for the year ended December 31, 2013 increased $2.0 million, or 1.3%, to $150.5 million from $148.6 million in the same period for 2012 primarily due to continued growth in the Learning A-Z and ExploreLearning segments.  This growth was partially offset by order volume declines in the VSL and Kurzweil/IntelliTools segments.

•

The VSL segment’s product revenues for the year ended December 31, 2013 declined $10.8 million, or 13.8%, to $67.6 million from $78.5 million in the same period for 2012 due to a decline in order volume. The VSL segment’s service revenues for the year ended December 31, 2013 increased $4.3 million, or 23.5%, to $22.7 million from $18.4 million in the same period for 2012.  This increase was primarily due to the performance of prior period service sales during 2013.

•

The Learning A-Z segment’s net revenues for the year ended December 31, 2013 increased $7.3 million, or 27.9%, to $33.5 million from $26.2 million in the same period for 2012 due to continued order volume growth.

•

The ExploreLearning segment’s net revenues for the year ended December 31, 2013 increased $2.0 million, or 14.0%, to $16.3 million from $14.3 million in the same period for 2012 due to continued order volume growth.  The total impact of the increase in order volume in the ExploreLearning segment is not reflected in net revenues as a number of the deals are being recognized over multi-year subscription periods.

•

The Kurzweil/IntelliTools segment’s net revenues for the year ended December 31, 2013 declined $0.8 million, or 7.2%, to $10.4 million from $11.2 million in the same period for 2012 due to a decline in order volume.  The decline in net revenues was not as significant as the decline in order volume due to the recognition of prior year sales that are being recorded over the related subscription period.

Cost of revenues

Cost of product revenues include expenses to print, purchase, handle and warehouse product, as well as order processing and royalty costs. Cost of service revenues include costs to provide services and support to customers. Total cost of revenues, excluding amortization, for the year ended December 31, 2013 decreased $4.3 million, or 8.4%, to $46.7 million from $51.0 million in 2012. This decline in cost of revenues was primarily due to a decline in order volume in the VSL and Kurzweil/IntelliTools segments. 2012 cost of revenues include $1.6 million in charges related to our reengineering and restructuring initiative.

•

The VSL segment’s cost of product revenues for the year ended December 31, 2013 declined $2.7 million, or 10.2%, to $23.7 million from $26.4 million in the same period for 2012 due to a decline in order volume. The VSL segment’s cost of service revenues for the year ended December 31, 2013 decreased $0.2 million, or 0.9%, to $17.5 million from $17.7 million in the same period for 2012.

•	The Learning A-Z segment’s cost of revenues for the year ended December 31, 2013 increased $0.2 million, or 37.8%, to $0.9 million from $0.7 million in the same period for 2012.
•	The ExploreLearning segment’s cost of revenues for the year ended December 31, 2013 increased $0.3 million, or 16.6%, to $2.2 million from $1.9 million in the same period for 2012.
•

The Kurzweil/IntelliTools segment’s cost of revenues for the year ended December 31, 2013 declined $0.4 million, or 15.6%, to $2.3 million from $2.7 million in the same period for 2012 due to a decline in order volume.

•

Cost of revenues for Shared Services for the year ended December 31, 2012 of $1.6 million was related to our re-engineering and restructuring efforts, primarily the outsourcing of our warehouse operations to a third party logistics firm.

Amortization expense

Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for 2013 decreased $7.2 million, or 29.1%, to $17.5 million from $24.7 million in 2012 primarily due to the impairment losses that were recorded in the fourth quarter of 2012 which reduced the value of the assets being amortized.  Additionally, a majority of our intangible assets are amortized using accelerated methodologies.

Research and development expense

Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expenses for year ended December 31, 2013 decreased $1.1 million, or 10.1%, to $9.8 million from $10.9 million in the same period of 2012. This decline was primarily due to cost savings from prior actions taken in the Voyager Sopris Learning segment and, to a lesser extent, 2013 cost management initiatives in the Kurzweil/IntelliTools segment.  These savings were partially offset by increased investments in the Learning A-Z and ExploreLearning segments as we continue to reallocate resources to areas of the business providing the highest earnings opportunity.

Sales and marketing expense

Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commission paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expenses for the year ended December 31, 2013 decreased $4.1 million, or 8.9%, to $42.2 million from $46.4 million in the same period of 2012. This decline was primarily due to cost savings from prior right-sizing and restructuring actions taken in the VSL segment and, to a lesser extent, 2013 cost management initiatives in the Kurzweil/IntelliTools segment.  These savings were partially offset by increased investments in the Learning A-Z and ExploreLearning segments as we continue to reallocate resources to areas of the business providing the highest earnings opportunity.

General and administrative expense

General and administrative expenses for the year ended December 31, 2013 decreased $0.1 million, or 0.4%, to $21.3 million from $21.4 million in the same period of 2012. This decline was primarily due to cost savings from prior actions taken in the Voyager

Sopris Learning segment and Shared Services.  These savings were partially offset by increased investments in the Learning A-Z and ExploreLearning segments.  2013 general and administrative expense includes severance costs of $1.5 million, costs related to mergers and acquisitions of $0.7 million, stock based compensation and expense of $0.8 million and a loss of $0.1 million to reflect an increase in the estimated fair value of the contingent value rights (“CVR”) liability issued in connection with the merger. 2012 general and administrative expense includes severance costs of $0.6 million, costs related to mergers and acquisitions of $0.8 million, stock based compensation and expense of $0.6 million and a loss of $0.9 million to reflect an increase in the estimated fair value of the CVR liability issued in connection with the merger.

Shipping and handling costs

Shipping costs for the year ended December 31, 2013 decreased $1.1 million, or 39.2%, to $1.7 million from $2.8 million in 2012. This decline was primarily attributable to the decline in order volume of our legacy print-based products.  Shipping costs in 2012 also included $0.4 million of charges incurred to move existing inventory from our Colorado warehouse to our third party logistics provider.

Depreciation and amortization expense

Depreciation and amortization expense for the year ended December 31, 2013 decreased $1.3 million, or 20.8%, to $4.9 million from $6.2 million in the same period of 2012. This decrease is primarily due to our use of accelerated amortization methodologies for the majority of our assets. Additionally, depreciation and amortization expense declined from 2012 due to the impact of the impairments recognized on certain of our intangible assets during the fourth quarter of 2012 which reduced the value of the assets being depreciated.

Goodwill impairment

We review the carrying value of goodwill for impairment at least annually and whenever certain triggering events occur.  For the year ended December 31, 2013, no impairments were indicated.

We determined during the second quarter of 2012 that the goodwill balance for the reporting unit comprising the Kurzweil and IntelliTools product lines from the former CLT segment was partially impaired. As such an impairment charge of $14.7 million was recorded. The goodwill impairment charge was primarily the result of lowered forecasts of future sales for that reporting unit.

As a result of our annual impairment review for the year ended December 31, 2012, the goodwill balance for the VSL segment was determined to be partially impaired, and an impairment charge of $52.2 million was recorded. Order volumes for the VSL segment declined in 2011 and 2012, and our estimates of future cash flows were impacted by expected continued funding pressure.

Impairment of long-lived assets

During 2013, we recorded impairments totaling $2.2 million for product lines and previously capitalized projects that were to be abandoned or deemed to have no ongoing value.  See Note 13 to the Consolidated Financial Statements for further information regarding these charges.

The 2012 decline in order volume and impact of expected continued funding pressure on our estimates of future cash flows within the VSL segment that resulted in a goodwill impairment were also considered triggering events to review the recoverability of certain definite-lived intangible assets associated with that segment. As a result of these analyses, total impairment charges related to our definite-lived intangible assets were $27.8 million for fiscal 2012. In 2012, we also recorded impairment charges of $4.4 million in connection with our reengineering and restructuring initiative. These impairments were due to an expected decline in the pattern of usage of certain assets related to our warehouse outsourcing and process reengineering activities. Additionally, we recorded impairment charges of $1.5 million related to pre-publication costs that were deemed to have no ongoing value.

Net interest expense

Net interest expense for the year ended December 31, 2013 increased $0.1 million, or 0.7%, to $18.8 million from $18.7 million in the same period of 2012. The increase in net interest expense was primarily due to a reduction in interest income on state tax receivables.

Income tax expense

In 2013, we recorded income tax expense of $0.2 million.   We continue to maintain a valuation allowance against our deferred tax assets, which eliminated the deferred tax benefit generated.

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

Liquidity and Capital Resources

Because sales seasonality affects operating cash flow, we normally incur a net cash deficit from all of our activities through the early part of the third quarter of the year. We typically fund these seasonal deficits through the drawdown of cash. The cash balance as of December 31, 2013 was $68.0 million. The primary sources of liquidity are our current cash balances and our annual cash flow from operations and the primary liquidity requirements relate to interest on our long-term debt, pre-publication costs, capital investments and working capital. We believe that based on current and anticipated levels of operating performance and cash flow from operations, we will be able to make required interest payments on our debt and fund our working capital and capital expenditure requirements for the next 12 months.

Long-term debt

In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into an asset-based revolving credit facility with potential for up to $40 million in borrowing capacity. Deferred financing costs are capitalized in Other Assets in the Consolidated Balance Sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at December 31, 2013 and 2012 were $4.5 million and $6.1 million, respectively.

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

As of December 31, 2013, the balances of accounts receivable and inventory collateralizing the ABL Facility were $15.8 million and $9.2 million, respectively. As of December 31, 2013, the Company had a borrowing base under the ABL Loan Agreement of up to $8.7 million.

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

The ABL Credit Parties will be required to pay, quarterly in arrears, an unused line fee equal to the product of (x) either 0.375% or 0.50% (depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) and (y) the average daily unused amount of the revolver. The ABL Facility contains a financial covenant that generally requires the ABL Credit Parties to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0. As of December 31, 2013, we were in compliance with this covenant.  Subsequent to year end, our excess availability and fixed charge coverage ratios fell below the required thresholds, which put us in a Trigger Period as defined under the ABL Facility agreement.  On March 5, 2014, we notified our ABL lenders of our intent to terminate the ABL Facility and expect the termination to be effective within five days of this notification.  As we do not currently have any funds outstanding under the facility and do not anticipate any borrowing needs in the near term, we do not expect this to have any impact on our liquidity.

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

(in thousands)	2013	2012
Operating activities	$45,786	$10,329
Investing activities	(23,788)	(17,881)
Financing activities	(5,909)	(3,735)

Operating activities. Cash provided by operating activities was $45.8 million and $10.3 million for the years ended December 31, 2013 and 2012, respectively. Overall, cash flow from operations improved by 35.5 million.  A significant portion of the 2013 cash flow is related to the tax refunds received from the state of Michigan and the release of funds from escrow for a potential tax indemnity obligation which totaled $12.3 million and $3.0 million, respectively.  A portion of these receipts were issued as the final payment to the holders of the CVRs as noted below in investing activities.  Cash flow from operations was also positively impacted by earnings improvement, including the benefit of prior year cost reduction activities, and the absence in 2013 of the reengineering and restructuring activities which resulted in cash outflows of $4.1 million in 2012.  Improved inventory management practices and the timing of accounts receivable collections also increased operating cash flows in 2013 relative to the same period in 2012.

Investing activities. Cash used in investing activities was $23.8 million and $17.9 million for the years ended December 31, 2013 and 2012, respectively.  The increase in investing cash outflows is primarily due to the final CVR payment of $7.7 million in 2013 offset partially by a reduction in capital expenditures of $2.0 million.

Financing activities. Cash used in financing activities was $5.9 million and $3.7 million for the years ended December 31, 2013 and 2012, respectively.  The cash flows in each period represent principal payments under capital lease obligations and share repurchases.

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

Below is a reconciliation between net loss and Adjusted EBITDA for the years ended December 31, 2013 and 2012.

($ in thousands)	2013	2012
Total net revenues	$150,520	$148,559
Non-operational or non-cash costs included in
net revenues but excluded from adjusted net revenues:
Adjustments related to purchase accounting (a)	75	324
Adjusted net revenues	$150,595	$148,883

Net loss	$(14,253)	$(133,783)
Reconciling items between net loss and EBITDA:
Depreciation and amortization	22,414	30,898
Net interest expense	18,819	18,683
Income tax expense	165	272
Income (loss)from operations before interest,
income taxes, and depreciation and
amortization (EBITDA)	27,145	(83,930)

Non-operational or non-cash costs included in
EBITDA but excluded from Adjusted EBITDA:
Other income, net	(764)	(1,125)
Re-engineering and restructuring costs (b)	-	8,370
Merger and acquisition activities (c)	732	829
Stock-based compensation and expense (d)	1,080	874
Embezzlement-related expense (e)	118	516
Adjustments related to purchase accounting (a)	95	257
Goodwill impairment (f)	-	66,893
Impairment of long-lived assets (g)	1,189	27,763
Adjustments to CVR liability (h)	74	915
Management transition (i)	1,501	-
Adjusted EBITDA	$31,170	$21,362

($ in thousands)	2013	2012
Voyager Sopris Learning	$17,235	$13,178
Learning A-Z	19,101	14,735
ExploreLearning	5,009	4,751
Kurzweil/IntelliTools	3,653	2,870
Shared Services	(13,828)	(14,172)
Adjusted EBITDA	$31,170	$21,362

a)

Under applicable accounting guidance for business combinations, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value. Net revenues have been reduced by $0.1 million and $0.3 million, respectively, for the years ended December 31, 2013 and 2012 in the historical financial statements due to the write-down of deferred revenue to its estimated fair value as of the merger date. The write-down was determined by estimating the cost to fulfill the related future customer obligations plus a normal profit margin. Partially offsetting this impact, cost of revenues were reduced for other purchase accounting adjustments, primarily a write-down of deferred costs to zero at the acquisition date. The adjustment of deferred revenue and deferred costs to fair value is required only at the purchase accounting date; therefore, its impact on net revenues and cost of revenues is non-recurring.

b)

In late 2011, we launched a reengineering and restructuring initiative to align our organizational and cost structure to our strategic goals. The financial goal of these actions was to provide savings to both improve earnings and to fund re-investment in growth areas of the business. During the year ended December 31, 2012, we recorded reengineering and restructuring charges of $8.4 million, including impairment charges of $4.4 million related to our leased facility in Frederick, Colorado and warehouse related assets and previously capitalized amounts that were determined to have no ongoing value.

c)	Costs are related to merger and acquisition activities including due diligence and other non-operational charges such as pension and severance costs for former employees.
d)

Stock-based compensation and expense is related to our outstanding options, restricted stock awards and warrants.  This total also includes legal fees incurred in connection with the Company’s exchange offer which were recorded as consulting expenses and therefore were not included in stock-based compensation and expense as detailed in Note 17 to the Consolidated Financial Statements.

e)

During 2008, we discovered certain irregularities relating to the control and use of cash and certain other general ledger items which resulted from a substantial misappropriation of assets over more than a three-year period beginning in 2004 and continuing through April 2008. These irregularities were perpetrated by a former employee, resulting in embezzlement losses, net of recoveries.

f)	For additional information on goodwill impairment charges, see Note 7 to our Consolidated Financial Statements included herein.
g)	For additional information on Impairment of long-lived assets charges, see Note 7 and Note 13 to our Consolidated Financial Statements included herein.
h)

Adjustments to the CVR liability as a result of amendments of the merger agreement and the related escrow agreement, the expiration of the statute of limitations on potential tax liabilities and changes in likelihood of collecting potential tax receivables included in the estimate of the fair value of the CVRs.

i)	Severance charges recorded in connection with the management transition completed in the first quarter of 2013.

Capital Expenditures and Cash Flow Outlook

Capital spending in 2014 is expected to increase relative to 2013 as we continue to invest in new product development and product enhancements in each segment.  The capital expenditures disclosed for each segment represent development expenses, primarily developed curriculum and capitalized software.  The general capital expenditures are recorded in Other and represent expenditures that benefit the entire Company such as back-office systems, computer equipment or office furniture.

(in thousands)	Capital Expenditures
Segment	2013	Estimated 2014
Development capital expenditures
Voyager Sopris Learning	$7,110	$8,000 – 8,800
Learning A-Z	4,401	5,200 – 5,700
ExploreLearning	1,462	2,000 – 2,300
Kurzweil/IntelliTools	418	400 – 600
General capital expenditures	2,724	2,400 – 2,600
Total	$16,115	$18,000 – 20,000

On March 19, 2013, our board of directors extended the existing share repurchase program for an additional one year period (through July 5, 2014) and reset the remaining authorization to $5 million. Throughout the remainder of 2013 we made share repurchases totaling $4.4 million.  To date in the first quarter of 2014, we have repurchased another $0.3 million under the repurchase program.  $0.3 million remains under the repurchase program.

On December 23, 2013, we acquired certain assets of Headsprout from Mimio, LLC for $4.0 million.  Of the total purchase price, $3.6 million was paid in January 2014 and the remaining $0.4 million will be paid 18 months after the closing date subject to the holdback provisions of the purchase agreement.

We believe that current cash and cash equivalents and cash generated from operations will be adequate to fund the working capital and capital expenditures necessary to support our currently expected sales for the foreseeable future.

Commitments and Contractual Obligations

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our Consolidated Financial Statements but are required to be disclosed.

We have letters of credit outstanding as of December 31, 2013 in the amount of $2.9 million to support the build-to-suit lease, credit collections, and performance bonds for certain contracts. We maintain a $1.1 million certificate of deposit as collateral for the letters of credit relating to the workers’ compensation activity and Automated Clearinghouse (ACH) programs. We also maintain a $0.9 million money market fund investment as collateral for our travel card program. The certificate of deposit and money market fund investment are recorded in Other Assets.

As of December 31, 2013, we have $11.4 million in obligations with respect to our pension plan. For further information, see Note 15 to our Consolidated Financial Statements included herein.

As of December 31, 2013, we have approximately $0.9 million of long-term income tax liabilities that have a high degree of uncertainty regarding the timing of the future cash outflows. We are unable to reasonably estimate the years when settlement will occur with the respective tax authorities.

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

On an ongoing basis, we evaluate our estimates, including those related to accounting for revenue recognition, impairment, capitalization and depreciation, allowances for doubtful accounts and sales returns, inventory reserves, and income taxes. We base our estimates on historical experience and other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily available from other sources. Actual results may differ from these estimates, which could have a material impact on our financial statements.

Certain accounting policies require higher degrees of judgment than others in their application. We consider the following to be critical accounting policies due to the judgment involved in each. For a detailed discussion of our significant accounting policies, see Note 2 to our Consolidated Financial Statements included herein.

Revenue Recognition.

Voyager Sopris Learning

Revenues for our VSL segment are derived from sales of literacy and math educational solutions and services to school districts. Sales include printed materials, interactive web-based programs and online educational content, courseware, training and implementation services, school improvement services, and professional development. Revenue from the sale of printed materials is recognized when the product is shipped to or received by the customer, depending on the shipping terms of the arrangement. Revenue for interactive web-based programs and online educational content, which may be sold separately or included with printed curriculum materials, courseware and school improvement services are recognized ratably over the subscription or contractual period, typically a school year. Professional services such as training, implementation and professional development are recognized over the period services are delivered.

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

In some cases, such as our blended learning solution Language! Live, printed materials and related services do not qualify as separate units of accounting.  When this occurs, all deliverables associated with the sale are recognized over the life of the on-line subscription which is typically a school year.

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

Learning A-Z and ExploreLearning

The Learning A-Z and ExploreLearning segments derive revenue exclusively from sales of online subscriptions to their reading, math and science teaching websites and related training and professional development. Typically, the subscriptions are for a twelve month period (although they can be for longer periods) and the revenue is recognized ratably over the period the online access is available to the customer. Any training or professional development related to an online subscription is recognized over the same period of online access.

Kurzweil/IntelliTools

The Kurzweil/Intellitools segment derives revenue from either an online subscription or from the delivery of software or hardware. Subscription revenues are recognized ratably over the period the online access is available to the customer. Software and hardware sales are recognized when shipped or provided to customers. Maintenance and support services for the Company’s software can include telephone support, bug fixes, and, for certain products, rights to upgrades and enhancements on a when-and-if available basis. On-line services include access to digital content including literacy tools, cloud storage and the ability to individualize assignments. These services are recognized on a straight-line basis over the period they are provided. In certain instances, telephone support and software repairs are provided for free within the first three months of licensing the software. The cost of providing this service is insignificant, and is accrued at the time of revenue recognition.

Impairment of Goodwill. We review the carrying value of goodwill for impairment at least annually and if a triggering event is determined to have occurred in an interim period. Our annual analysis is performed as of October 1.

Relevant accounting guidance provides entities with the option of performing a “qualitative” assessment to determine if it is more-likely-than-not that goodwill might be impaired or a quantitative two-step goodwill impairment test. For the two-step quantitative impairment test, the fair value of each reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of that unit, goodwill is not impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value of that unit, then a second step must be performed to determine the implied fair value of the reporting entity’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

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

We performed our goodwill impairment review in 2013 using four reporting units: Voyager Sopris Learning; Learning A-Z; ExploreLearning; and Kurzweil/IntelliTools. The following table details the goodwill balances at December 31, 2013 by reporting unit:

Goodwill balance as of December 31, 2013
Voyager Sopris Learning	$22,018
Learning A-Z	13,215
ExploreLearning	6,947
Kurzweil/IntelliTools	5,662
Total	$47,842

When performing the two-step quantitative impairment test for all periods presented, we first determined the fair market value of each reporting unit to be tested using a weighted income and market approach. The income approach was dependent on multiple assumptions and estimates, including future cash flow projections with a terminal value multiple and the discount rate used to determine the expected present value of the estimated future cash flows. Future cash flow projections were based on management’s best estimates of economic and market conditions over the projected period, including industry fundamentals such as the state of educational funding, revenue growth rates, future costs and operating margins, working capital needs, capital and other expenditures, and tax rates. The discount rate applied to the future cash flows was a weighted-average cost of capital and took into consideration market and industry conditions, returns for comparable companies, the rate of return an outside investor would expect to earn, and other relevant factors. The fair values of each reporting unit also took into consideration a market approach, based on historical and projected multiples of certain guideline companies. If the carrying value of the reporting unit exceeds the fair value of that unit for the first step of the impairment test, then a second step was performed to determine the implied fair value of the reporting entity’s goodwill. The second step of the impairment test requires the allocation of the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.  No impairment was indicated as a result of our 2013 annual impairment analysis.

Impairment of Long Lived Assets. We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate net book value may not be recoverable from the estimated undiscounted future cash flows. If our review indicates any assets are impaired, the impairment of those assets is measured as the amount by which the carrying amount exceeds the fair value as estimated by discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal. For fiscal year 2013, we recorded total impairment of long-lived asset charges of $2.2 million.  For further information on these charges see Note 13 to the Consolidated Financial Statements.

Pre-Publication Costs. We capitalize certain pre-publication costs of our curriculum, including art, prepress, editorial, and other costs incurred in the creation of the master copy of our curriculum products. Pre-publication costs are amortized over the expected life of the education program, generally on an accelerated basis over a period of five years. The amortization methods and periods chosen reflect the expected revenues generated by the education programs. We periodically review the recoverability of the capitalized costs based on expected net realizable value. For fiscal year 2013, we recorded impairment charges of $0.6 million related to expenditures capitalized as pre-publication costs for projects that were subsequently abandoned.

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

Inventory. Inventory is stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or market, and consists of finished goods. We reduce slow-moving or obsolete inventory to net realizable value. Inventory values are maintained at an amount that management considers appropriate based on factors such as the inventory aging, historical usage of the product, future sales forecasts, and product development plans. These factors involve management’s judgment and changes in estimates could result in increases or decreases to the inventory values. The impact of a one percentage point change in the amount of inventory considered to be excess or obsolete would have resulted in an increase or decrease in cost of revenues of approximately $0.2 million for the year ended December 31, 2013. Inventory values are reviewed on a periodic basis.

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

This item is not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cambium Learning Group, Inc.

We have audited the accompanying consolidated balance sheets of Cambium Learning Group, Inc. and subsidiaries (the “Company”), as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 6, 2014

Cambium Learning Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
(In thousands, except per share data)	2013	2012
Net revenues:
Product revenues	$127,799	$130,160
Service revenues	22,721	18,399
Total net revenues	150,520	148,559

Cost of revenues:
Cost of product revenues	29,167	33,284
Cost of service revenues	17,521	17,679
Amortization expense	17,519	24,716
Total cost of revenues	64,207	75,679

Research and development expense	9,810	10,907
Sales and marketing expense	42,233	46,367
General and administrative expense	21,341	21,427
Shipping and handling costs	1,722	2,834
Depreciation and amortization expense	4,895	6,182
Goodwill impairment	-	66,893
Embezzlement-related expense	118	516
Impairment of long-lived assets	2,227	33,707
Total costs and expenses	146,553	264,512

Income (loss) before interest, other income (expense)
and income taxes	3,967	(115,953)

Net interest income (expense):
Interest income	191	433
Interest expense	(19,010)	(19,116)
Net interest income (expense)	(18,819)	(18,683)

Other income (expense), net	764	1,125
Loss before income taxes	(14,088)	(133,511)

Income tax expense	(165)	(272)
Net loss	$(14,253)	$(133,783)

Other comprehensive income (loss):
Net pension gain (loss)	384	(979)
Amortization of net pension loss	120	35
Realized loss on available for sale securities	-	(1)
Comprehensive loss	$(13,749)	$(134,728)

Net loss per common share:
Basic net loss per common share	$(0.30)	$(2.71)
Diluted net loss per common share	$(0.30)	$(2.71)

Average number of common shares and equivalents outstanding:
Basic	47,040	49,395
Diluted	47,040	49,395

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
(In thousands, except per share data)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$67,993	$51,904
Accounts receivable, net	15,767	17,813
Inventory	9,221	16,620
Tax receivables	-	12,234
Restricted assets, current	1,343	4,387
Assets held for sale	-	380
Other current assets	6,873	5,892
Total current assets	101,197	109,230

Property, equipment and software at cost	43,224	35,535
Accumulated depreciation and amortization	(22,909)	(14,514)
Property, equipment and software, net	20,315	21,021

Goodwill	47,842	47,404
Acquired curriculum and technology intangibles, net	8,719	9,320
Acquired publishing rights, net	4,705	7,602
Other intangible assets, net	6,251	7,836
Pre-publication costs, net	13,401	11,660
Restricted assets, less current portion	5,492	6,754
Other assets	8,288	9,632
Total assets	$216,210	$230,459

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
(In thousands, except per share data)	2013	2012
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Capital lease obligations, current	$995	$1,290
Accounts payable	1,301	3,007
Contingent value rights, current	-	7,599
Accrued expenses	25,279	20,530
Deferred revenue, current	53,532	45,974
Total current liabilities	81,107	78,400

Long-term liabilities:
Long-term debt	174,491	174,328
Capital lease obligations, less current portion	2,019	3,014
Deferred revenue, less current portion	7,829	5,631
Other liabilities	13,954	15,131
Total long-term liabilities	198,293	198,104

Commitments and contingencies (See Note 19)

Stockholders' equity (deficit):
Preferred stock ($.001 par value, 15,000 shares authorized,
zero shares issued and outstanding at December 31, 2013 and 2012)	-	-
Common stock ($.001 par value, 150,000 shares authorized,
51,208 and 51,208 shares issued, and 45,042 and 47,098 shares
outstanding at December 31, 2013 and 2012, respectively)	51	51
Capital surplus	283,673	282,450
Accumulated deficit	(332,695)	(318,442)
Treasury stock at cost (6,166 and 4,110 shares at December 31, 2013
and December 31, 2012, respectively)	(12,147)	(7,528)
Other comprehensive loss:
Pension and postretirement plans	(2,072)	(2,576)
Accumulated other comprehensive loss	(2,072)	(2,576)
Total stockholders' equity (deficit)	(63,190)	(46,045)
Total liabilities and stockholders' equity (deficit)	$216,210	$230,459

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)	For the Years Ended December 31,
	2013	2012

Operating activities:

Net loss	$(14,253)	$(133,783)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation and amortization expense	22,414	30,898
Goodwill impairment	-	66,893
Loss from recovery of property held for sale	122	958
Amortization of note discount and deferred financing costs	1,743	1,747
Change in fair value of contingent value rights obligation	74	915
Loss on disposal of assets	105	71
Stock-based compensation and expense	890	874
Proceeds from sale of recovered properties	258	1,389
Impairment of long-lived assets	2,227	33,707
Michigan tax refund received	12,342	-
Deferred income taxes	(102)	(156)

Changes in operating assets and liabilities:
Accounts receivable, net	2,314	(4,328)
Inventory	7,399	4,941
Other current assets	(690)	(13,254)
Other assets	(810)	11,252
Restricted assets	4,306	1,334
Accounts payable	(1,706)	(17)
Accrued expenses	889	(673)
Deferred revenue	9,301	8,317
Other long-term liabilities	(1,037)	(756)
Net cash provided by operating activities	45,786	10,329

Investing activities:
Cash paid for acquisitions, net of cash acquired	(7,673)	-
Proceeds from sale of property, equipment, and software	-	264
Expenditures for property, equipment, software and
pre-publication costs	(16,115)	(18,145)
Net cash used in investing activities	(23,788)	(17,881)

Financing activities:
Principal payments under capital lease obligations	(1,290)	(1,138)
Share repurchases	(4,619)	(2,597)
Net cash used in financing activities	(5,909)	(3,735)
Increase (decrease) in cash and cash equivalents	16,089	(11,287)

Cash and cash equivalents, beginning of year	51,904	63,191
Cash and cash equivalents, end of year	$67,993	$51,904

Supplemental disclosure of cash flow information:
Net income taxes paid	93	459
Interest paid	17,288	17,431

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional		Accumulated Other
(Dollars and shares in thousands)	Shares Outstanding	Par Value	Paid in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Total

Balance at December 31, 2011	49,518	$51	$281,240	$(4,931)	$(1,631)	$(184,659)	$90,070

Issuance of restricted stock	47	-	160	-	-	-	160
Stock-based compensation and expense	-	-	1,050	-	-	-	1,050
Stock repurchases	(2,467)	-	-	(2,597)	-	-	(2,597)
Net loss	-	-	-	-	-	(133,783)	(133,783)
Pension plan	-	-	-	-	(944)	-	(944)
Unrealized loss on securities	-	-	-	-	(1)	-	(1)
Balance at December 31, 2012	47,098	51	282,450	(7,528)	(2,576)	(318,442)	(46,045)

Issuance of restricted stock	-	-	21	-	-	-	21
Stock-based compensation and expense	-	-	815	-	-	-	815
Issuance of warrant related to employee embezzlement matter	-	-	387	-	-	-	387
Stock repurchases	(2,056)	-	-	(4,619)	-	-	(4,619)
Net loss	-	-	-	-	-	(14,253)	(14,253)
Pension plan	-	-	-	-	504	-	504
Balance at December 31, 2013	45,042	$51	$283,673	$(12,147)	$(2,072)	$(332,695)	$(63,190)

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
Nature of Operations and Segments. The Company is a leading educational solutions and services company that is committed to helping every student reach their full potential by providing evidence-based solutions and expert professional services to empower educators and raise the achievement levels of all students. The Company’s brands include: Voyager Sopris Learning, Learning A–Z, ExploreLearning, and Kurzweil Educational Systems and IntelliTools. Together, these business units provide best-in-class intervention and supplemental instructional materials; gold-standard professional development and school-improvement services; breakthrough technology solutions for online learning and professional support; valid and reliable assessments; and proven materials to support a positive and safe school environment.

These brands comprise four reportable segments with separate management teams and infrastructures that offer various products and services: Voyager Sopris Learning, Learning A-Z, ExploreLearning and Kurzweil/IntelliTools. Prior to the first quarter of 2013, the Company operated in two reportable segments, Voyager Sopris Learning and Cambium Learning Technologies. The Company’s historical segment reporting results have been reclassified for comparative purposes to reflect the current organizational structure.

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

Learning A-Z:

Learning A-Z is a preK-6 educational resource company specializing in online delivery of leveled readers and other supplementary curriculum. Founded in 2002 to help teachers differentiate instruction and meet the unique needs of all students, Learning A-Z’s resources are currently used in over two thirds of the elementary schools in the United States and in 177 countries worldwide. In addition to general classroom use, Learning A-Z serves a wide range of student need, including English Language Learners, Response to Intervention, Special Education, and more. Learning A-Z’s value proposition focuses on three key things:

•	Saving teachers time, giving them all the resources they need, all online, all accessible at the click of a mouse
•	Saving teachers money, delivering thousands of resources for a fraction of the cost of print and other online providers
•	Supporting student achievement through differentiated instruction, ensuring the right high-quality resources for every PreK-6 student

Winner of more than 15 industry awards in 2013 alone, Learning A-Z’s subscription-based websites provide online supplemental books, lessons, assessments, and other instructional resources for individual classrooms, schools, and districts. These solutions include: Reading A-Z, Raz-Kids, Science A-Z, Writing A-Z, Vocabulary A-Z, Headsprout Early Reading and Headsprout Comprehension.

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

Principles of Consolidation. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries: Voyager Learning Company, Voyager Sopris Learning, Inc., LAZEL, Inc., Cambium Learning, Inc., and Kurzweil/IntelliTools, Inc. All inter-company accounts and transactions are eliminated in consolidation.

Revenue Recognition.

Voyager Sopris Learning

Revenues for the Company’s VSL segment are derived from sales of literacy and math educational solutions and services to school districts. Sales include printed materials, interactive web-based programs and online educational content, courseware, training and implementation services, school improvement services, and professional development. Revenue from the sale of printed materials is recognized when the product is shipped to or received by the customer, depending on the shipping terms of the arrangement. Revenue for interactive web-based programs and online educational content, which may be sold separately or included with printed curriculum materials, courseware and school improvement services are recognized ratably over the subscription or contractual period, typically a school year. Professional services such as training, implementation and professional development are recognized over the period services are delivered.

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

In some cases, such as the Company’s blended learning solution Language! Live, printed materials and related services do not qualify as separate units of accounting.  When this occurs, all deliverables associated with the sale are recognized over the life of the on-line subscription which is typically a school year.

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

Learning A-Z and ExploreLearning

The Learning A-Z and ExploreLearning segments derive revenue exclusively from sales of online subscriptions to their reading, math and science teaching websites and related training and professional development. Typically, the subscriptions are for a twelve month period (although they can be for longer periods) and the revenue is recognized ratably over the period the online access is available to the customer. Any training or professional development related to an online subscription is recognized over the same period of online access.

Kurzweil/IntelliTools

The Kurzweil/Intellitools segment derives revenue from either an online subscription or from the delivery of software or hardware. Subscription revenues are recognized ratably over the period the online access is available to the customer. Software and hardware sales are recognized when shipped or provided to customers. Maintenance and support services for the Company’s software can include telephone support, bug fixes, and, for certain products, rights to upgrades and enhancements on a when-and-if available basis. On-line services include access to digital content including literacy tools, cloud storage and the ability to individualize assignments. These services are recognized on a straight-line basis over the period they are provided. In certain instances, telephone support and software repairs are provided for free within the first three months of licensing the software. The cost of providing this service is insignificant, and is accrued at the time of revenue recognition.

Accounts Receivable. Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.7 million and $0.4 million at yearend 2013 and 2012, respectively. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of returns as well as other factors that in the Company’s judgment could reasonably be expected to cause sales returns to differ from historical experience. A reconciliation of the accounts receivable reserve is shown in the table below for the periods indicated:

(in thousands)	2013	2012

Beginning accounts receivable reserve	$431	$925
Charged to costs and expenses	9	48
Charged to other accounts (1)	358	(514)
Write-offs	(63)	(28)
Ending accounts receivable reserve	$735	$431
(1)	Changes in sales return reserve.

Net Loss per Common Share. Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period including a warrant for shares issuable for little or no cash consideration which is considered a common share equivalent. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, including the potential dilution that could occur if all of the Company’s outstanding stock awards that are in-the-money were exercised, using the treasury stock method. A reconciliation of the weighted average number of common shares and equivalents outstanding used in the calculation of basic and diluted net loss per common share is shown in the table below for the periods indicated:

	For the Years Ended December 31,
(in thousands)	2013	2012
Basic	47,040	49,395
Dilutive effect of awards	-	-
Diluted	47,040	49,395

Antidilutive securities:
Options	2,367	3,758
Warrants	-	282
Restricted stock	2	49

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

Restricted Assets. Restricted assets consist of funds placed in a rabbi trust pursuant to the merger agreement for the purpose of funding certain obligations acquired in the VLCY merger, mostly deferred compensation, pension, and employee related obligations, and, at December 31, 2012, an escrow of funds subject to the Contingent Value Rights (“CVR”) described in Note 13.

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

Purchased and Developed Software. Purchased and developed software includes the costs to purchase third party software and to develop internal-use software, which includes software as a service offered to customers with an online subscription. The Company follows applicable guidance for the costs of computer software developed or obtained for internal use for capitalizing software projects. Software costs are amortized over the expected economic life of the product, generally three to five years. At December 31, 2013 and 2012, unamortized capitalized software was $14.4 million and $14.8 million, respectively, which included amounts of software under development of $1.1 million and 3.5 million, respectively.

Acquired Curriculum and Technology. Acquired curriculum and technology represents curriculum and developed technology acquired in the acquisitions of Headsprout in 2013, VLCY in 2009, and Cambium Learning in 2007 and is the initial purchase accounting value placed on the past development and refinement of the core methodologies, processes, measurement techniques, and technologies by which the Company structures curriculum. Prior to its impairment in the fourth quarter of 2013, acquired curriculum and technology also included assets acquired in the acquisition of Class.com in 2011.  Acquired curriculum and technology is being amortized using an accelerated method over six to seven years, as it has an economic benefit declining over the estimated useful life. The Company periodically reviews the recoverability of the acquired curriculum and technology based on expected net realizable value, and generally retires the assets once fully depreciated. Acquired curriculum and technology is presented net of accumulated amortization of $15.1 million and $12.7 million as of yearend 2013 and 2012, respectively.

See Note 7 and Note 13 herein for further discussion of the Company’s review of its acquired curriculum and technology assets and the related impairment charge recognized in the years ended December 31, 2013 and 2012.

Acquired Publishing Rights. A publishing right allows the Company to publish and republish existing and future works, as well as transform, adapt, or create new works based on previously published materials. The Company determines the fair market value of the publishing rights arising from business combinations by discounting the after-tax cash flows projected to be derived from the publishing rights and titles to their net present value using a rate of return that accounts for the time value of money and the appropriate degree of risk. The useful life of the publishing rights is based on the lives of the various titles involved, which is generally ten years. The Company calculates amortization using either the straight-line method or the percentage of the projected discounted cash flows derived from the titles in the current year as a percentage of the total estimated discounted cash flows over the remaining useful life. The Company periodically reviews the recoverability of the publishing rights based on expected net realizable value, and generally retires the assets once fully depreciated. Acquired publishing rights are presented net of accumulated amortization of $21.5 million and $18.6 million as of yearend 2013 and 2012, respectively.

See Note 7 herein for further discussion of the Company’s review of its acquired publishing rights and the related impairment charge recognized in the year ended December 31, 2012.

Pre-Publication Costs. The Company capitalizes certain pre-publication costs of its curriculum including art, prepress, editorial, and other costs incurred in the creation of the master copy of its curriculum products. Pre-publication costs are amortized over the expected life of the education program, generally on an accelerated basis over a period of five years. The amortization methods and periods chosen reflect the expected sales generated by the education programs. The Company periodically reviews the recoverability of the capitalized costs based on expected net realizable value, and generally retires the assets once fully depreciated. Pre-publication costs are presented net of accumulated amortization of $18.3 million and $13.2 million as of yearend 2013 and 2012, respectively. Interest capitalized during 2013 and 2012 totaled $0.3 million and $0.5 million, respectively.  During 2013 and 2012, the Company recorded impairment charges of $0.6 million and $1.5 million, respectively, related to expenditures capitalized as pre-publication costs for projects that were subsequently abandoned or determined to have no ongoing benefit to the Company.

See Note 13 herein for further discussion of the Company’s review of its pre-publication costs and the related impairment charges recognized in the years ended December 31, 2013 and 2012.

Goodwill and Other Intangible Assets. Goodwill and other intangible assets are related to the acquisitions of Headsprout in 2013, VLCY in 2009, and Cambium Learning in 2007. Other intangible assets include tradenames/trademarks, reseller networks, customer relationships/lists, and conference attendee relationships, which are being amortized on a straight-line basis over estimated lives ranging from six to sixteen years. Other intangible assets are presented net of accumulated amortization of $19.6 million and $17.8 million as of yearend 2013 and 2012, respectively.  Prior to its impairment in the fourth quarter of 2013, other intangible assets also included assets acquired in the acquisition of Class.com in 2011.

See Note 7 and Note 13 herein for further discussion of the Company’s review of goodwill and other intangible assets and the related impairment charges recognized in the years ended December 31, 2013 and 2012.

Depreciation and Amortization. Depreciation and amortization for the years ended December 31, 2013 and 2012 was broken out as follows:

	For the Years Ended December 31,
(in thousands)	2013	2012

Acquired publishing rights	$2,897	$7,952
Acquired curriculum and technology	3,687	8,315
Pre-publication costs	5,115	4,466
Internally developed software related to product	5,820	3,983
Total amortization included in cost of revenues	17,519	24,716

Tradenames and trademarks	492	1,154
Other intangible assets	1,315	2,026
Property, equipment and software	3,088	3,002
Total depreciation and amortization
included in operating expenses	4,895	6,182
Total depreciation and amortization	$22,414	$30,898

Impairment of Long Lived Assets. The Company reviews the carrying value of definite-lived long lived assets for impairment whenever events or changes in circumstances indicate net book value may not be recoverable from the estimated undiscounted future cash flows. If the review indicates any assets are impaired, the impairment of those assets is measured as the amount by which the carrying amount exceeds the fair value as estimated by either quoted market prices or discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal. The determination whether the Company’s definite-lived intangible assets are impaired involves significant assumptions and estimates, including projections of future cash flows, the percentage of future revenues and cash flows attributable to the intangible assets, asset lives used to generate future cash flows, and royalty relief savings attributable to trademarks. The impairments recognized in 2013 and 2012 are discussed in Note 13 to the Consolidated Financial Statements.

Deferred Costs. Certain up-front costs associated with completing the sale of the Company’s products are deferred and recognized as the related revenue is recognized.

Advertising Costs. The Company may ship products to prospective customers as samples. Samples costs are expensed to sales and marketing expense upon shipment and totaled $1.1 million and $1.5 million for the years ended December 31, 2013 and 2012, respectively. Other costs of advertising, which include advertising, print, and photography expenses, are expensed as incurred and totaled $1.6 million and $2.0 million for the years ended December 31, 2013 and 2012, respectively. The Company recognizes catalog expense when the catalog is mailed to potential customers.

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

Note 3 — Embezzlement Related Expense

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

During the third quarter of 2013, the Company substantially completed the recovery and sale of property related to the employee embezzlement matter.  The net expense recorded in the year ended December 31, 2013 was primarily due to reductions in the carrying value of the recovered property to the final sales price.

The number of shares of common stock issuable under a warrant held by VSS-Cambium Holdings III, LLC is increased based on the cash recoveries, net of related expenses, that the Company receives or received on and after June 1, 2009. The number of shares to be issued under the warrant equals 0.45 multiplied by the quotient of the net cash recovery divided by $6.50. As a result of the recoveries of $0.3 million during the year ended December 31, 2013, shares under the warrant were increased by 17,864. Additionally, as the number of shares exercisable under the warrant is now substantially finalized and no other significant contingencies remain, these awards have been reclassified from Other Liabilities to Capital Surplus in the Consolidated Balance Sheet in accordance with relevant GAAP.

During the year ended December 31, 2012, the net expense recognized related to the embezzlement matter was due to a reduction in the estimated sales price of the recovered properties partially offset by a corresponding decline in the warrant liability.  As a result of the recoveries during 2012, the number of shares of common stock issuable under the warrant was increased by 130,490 shares.  Also, as the Company would be required to issue additional shares under the warrant when the final recovered property was sold, the Consolidated Balance Sheets at December 31, 2012 included Accrued Expenses of $0.1 million and Assets Held for Sale of $0.4 million.

See Note 17 to the Consolidated Financial Statements for further information on the warrant.

Note 4 — Acquisition of Headsprout

On December 23, 2013, LAZEL, Inc., a wholly owned subsidiary of the Company completed the acquisition of certain assets of Headsprout from Mimio, LLC. Headsprout has patented and award-winning adaptive software titles.  The software has earned industry-wide respect for its effort in improving reading skills for students. Currently used in thousands of classrooms, learning labs, and homes, Headsprout became part of Learning A-Z's larger reading offering and is marketed and sold as Headsprout Early Reading and Headsprout Reading Comprehension.  The Company believes the acquisition will be beneficial as it will increase its digital subscription product offerings and the purchased assets add proven, student-facing phonics and comprehension resources to its Learning A-Z segment. Due to the timing of the transaction and future integration activities, the acquisition did not significantly impact net income in 2013 and is not expected to be accretive to the Company’s net income in 2014.

The transaction was accounted for as a purchase transaction with the Company acquiring certain of Headsprout’s assets for $4.0 million. Of the total purchase price, $3.6 million was paid in January 2014 and the remaining $0.4 million will be paid 18 months after the closing date subject to the holdback provisions of the purchase agreement.  Therefore, this acquisition was treated as a non-cash transaction for the purposes of the Consolidated Statements of Cash Flows included herein.  The Consolidated Financial Statements of the Company include the results of Headsprout from December 23, 2013, the date of acquisition. The following represents the allocation of the purchase price:

(in thousands)

Accounts receivable	$268
Intangible assets	3,859
Deferred revenue	(455)
Accrued expenses	(110)
Goodwill	438
Total net assets acquired	$4,000

The Goodwill resulting from this acquisition is not expected to be tax deductible.

Other identified intangibles acquired consist of the following:

(in thousands)	Asset Value	Useful Life
Curriculum and technology	3,579	7 years
Tradenames and trademarks	280	15 years

Supplemental Pro Forma Information

After the December 23, 2013 acquisition date, the Headsprout acquisition did not make a contribution to the 2013 results of the Company’s Learning A-Z segment. The following unaudited supplemental pro forma information presents the results of operations as if the Headsprout acquisition occurred at the beginning of the reporting period:

	Year Ended December 31,
	2013	2012
	(in thousands)
	(unaudited)

Net revenues	$153,122	$151,687
Loss before income taxes	(16,019)	(137,969)
Net loss	(16,206)	(138,250)
Net loss per share - basic and diluted	(0.34)	(2.80)

The supplemental pro forma information has been adjusted to include:

•	the pro forma impact of the amortization of intangible assets and the reduction in deferred revenue based on the purchase price allocation and
•	the pro forma tax effect of the merger, which was adjusted to remain consistent with the tax rate of the Company.

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

Note 5 — Income Taxes

Losses before income taxes for the years ended December 31, 2013 and 2012 were primarily attributable to the United States.

Income tax expense attributable to income included the following:

	Years Ended December 31,
(in thousands)	2013	2012

Current income tax expense:
United States federal	$-	$2
State and local	218	376
Current income tax expense	218	378

Deferred income tax expense:
United States federal	49	49
State and local	(102)	(155)
Deferred income tax expense	(53)	(106)

Income tax expense	$165	$272

Reconciliation of income tax expense and the domestic federal statutory income tax benefit is as follows:

	Years Ended December 31,
(in thousands)	2013	2012
Statutory federal income tax benefit	$(4,931)	$(46,729)

Increase (reduction) from:
State taxes (net of federal benefit)	116	221
Goodwill impairment	-	23,413
Change in valuation allowance	4,773	24,269
Other	207	(902)
Income tax expense	$165	$272

Deferred income taxes are primarily provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

The tax effects of each type of temporary difference and carryforward that give rise to a significant portion of deferred tax assets (liabilities) at the end of fiscal 2013 and 2012 were as follows:

(in thousands)	2013	2012

Deferred tax assets are attributable to:
Net operating loss carryforwards	$25,589	$23,910
Tax credit carryforwards	7,622	7,622
Reserves	4,546	4,897
Inventory	5,552	6,210
Deferred financing costs	1,589	1,036
Fixed assets	1,691	1,303
Deferred revenue	2,959	1,987
Intangibles	5,391	-
Other	1,867	1,555
Total gross deferred tax assets	56,806	48,520
Valuation allowance	(51,849)	(47,076)
Net deferred tax assets	4,957	1,444

Deferred tax liabilities are attributable to intangibles	(4,991)	(1,580)
Net deferred tax liability	$(34)	$(136)

The deferred tax asset (liability) is classified as follows:

(in thousands)	2013	2012
Short-term deferred tax asset	$536	$137
Long-term deferred tax liability	(570)	(273)
Net deferred tax liability	$(34)	$(136)

The net increase in the valuation allowance in 2013 and 2012 was $4.8 million and $24.3 million, respectively. The valuation allowance increased primarily because it offset the increase in the deferred tax asset derived from pre-tax losses. As of December 31, 2013, there is no amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill.

At December 31, 2013, the amounts and expiration dates of loss and tax credit carryforwards were as follows:

(in thousands)	Amount as of December 31, 2013	Expire or start expiring at the end of:
U.S. net operating loss (1)	$71,114	2028

State net operating loss carryforward (net):
State tax net operating losses	2,542	2014 - 2028

Tax credits:
Minimum tax credit	7,444	Carry forward indefinitely
Other tax credits	178	2014 - 2021
Total tax credits	$7,622

(1)	$27.8 million of the U.S net operating loss (NOL) above is related to the VLCY acquisition. The utilization of this NOL is subject to an annual limitation of $7.1 million.

Income taxes paid, net of tax refunds, were $0.1 million and $0.5 million for fiscal years 2013 and 2012, respectively.

Uncertain Tax Positions

The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in the financial statements. For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in the financial statements is recorded to Other Liabilities on the Consolidated Balance Sheets as an unrecognized tax benefit (“UTB”). The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities.

A reconciliation of the change in the UTB balance from January 1, 2013 to December 31, 2013, and January 1, 2012 to December 31, 2012, is as follows:

(in thousands)	2013	2012
Balance at the beginning of the year	$7,141	$7,141
Decreases for expiration of the statute of limitations	(752)	-
Balance at the end of the year	$6,389	$7,141

Included in the balance of unrecognized tax benefits at December 31, 2013 are approximately $0.9 million of tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining uncertain tax positions would not affect the effective tax rate, but would instead increase or would have increased available tax attributes. However, the recognition of the tax attribute would be offset by an increase in the deferred tax asset valuation allowance resulting in no net impact in the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company recognized no penalties and immaterial amounts for interest (gross) during 2013 and, as of December 31, 2013, has a liability for interest (gross) of approximately $0.2 million.

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

Note 6 — Property, Equipment and Software

Balances of major classes of assets and accumulated depreciation and amortization consist of the following:

	Year Ended December 31,
	2013	2012
Software	$30,500	$24,395
Machinery, computers and equipment	6,870	5,352
Sublease asset (See Note 12)	2,814	2,814
Leasehold improvements	1,546	1,560
Furniture and fixtures	1,494	1,414
Total	43,224	35,535
Less accumulated depreciation and amortization	22,909	14,514
Property, equipment and software, net	$20,315	$21,021

Note 7 — Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and December 31, 2012 are as follows:

(in thousands)	Voyager Sopris Learning	Learning A-Z	ExploreLearning	Kurzweil/ IntelliTools	Total
Balance as of December 31, 2011
Goodwill	$178,456	$12,777	$6,947	$38,806	$236,986
Accumulated impairment losses	(104,245)	-	-	(18,444)	(122,689)
	74,211	12,777	6,947	20,362	114,297

Goodwill impairment	(52,193)	-	-	(14,700)	(66,893)

Goodwill from acquisitions	-	-	-	-	-

Balance as of December 31, 2012
Goodwill	178,456	12,777	6,947	38,806	236,986
Accumulated impairment losses	(156,438)	-	-	(33,144)	(189,582)
	22,018	12,777	6,947	5,662	47,404

Goodwill impairment	-	-	-	-	-

Goodwill from acquisitions	-	438	-	-	438

Balance as of December 31, 2013
Goodwill	178,456	13,215	6,947	38,806	237,424
Accumulated impairment losses	(156,438)	-	-	(33,144)	(189,582)
	$22,018	$13,215	$6,947	$5,662	$47,842

In accordance with applicable accounting guidance, goodwill and other indefinite-lived intangible assets are not amortized but are instead reviewed for impairment at least annually and if a triggering event is determined to have occurred in an interim period.  The Company’s annual impairment testing is performed as of October 1 of each year.

Relevant accounting guidance provides entities with the option of performing a “qualitative” assessment to determine if it is more-likely-than-not that goodwill might be impaired or a quantitative two-step goodwill impairment test.

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

2013 Annual Impairment Analysis

The Company performed the 2013 annual impairment analysis using four reporting units: Voyager Sopris Learning, Learning A-Z, ExploreLearning and Kurzweil/IntelliTools.

For the 2013 annual impairment analysis, the Company elected to perform the optional qualitative assessment on the Learning A-Z and ExploreLearning reporting units. The qualitative assessment did not result in a conclusion that it was more-likely-than-not that goodwill was impaired and, therefore, it was not necessary to perform the two-step goodwill impairment test for the Learning A-Z and ExploreLearning reporting units. For the Voyager Sopris Learning and Kurzweil/Intellitools reporting units, the Company performed the quantitative two-step impairment test. As the calculated fair values of the Voyager Sopris Learning and Kurzweil/Intellitools reporting units exceeded their carrying values by at least 10%, no second step of testing was required.

2012 Annual Impairment Analysis

The Company performed the 2012 annual impairment analyses using four reporting units: Voyager Learning; Sopris Learning; the Learning A-Z and ExploreLearning product lines from the former Cambium Learning Technologies segment; and the Kurzweil and IntelliTools product lines from the former Cambium Learning Technologies segment.

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

2012 Interim Impairment Analysis

During the quarter ended June 30, 2012, significant sustained sales declines in Kurzweil/IntelliTools caused the Company to re-evaluate the forecasts for this reporting unit. The Company determined that future sales for the Kurzweil/IntelliTools reporting unit were not expected to achieve previous forecasts. This adverse change in expected future cash flows triggered the need for an interim goodwill impairment analysis for this reporting unit.

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

Intangible Assets

The Company’s definite lived intangible assets and related accumulated amortization at the end of fiscal 2013 and 2012 consist of the following:

(in thousands)	Balance at				Balance at				Balance at
	December 31, 2011	Additions	Disposals	Impairments	December 31, 2012	Additions	Disposals	Impairments	December 31, 2013

Other intangible assets - gross book value:
Publishing rights	$90,300	$-	$(52,793)	$(11,307)	$26,200	$-	$-	$-	$26,200
Trademark	18,028	-	(6,286)	(6,273)	5,469	280	(1)	(58)	5,690
Customer relationships	19,080	-	(10,907)	(822)	7,351	-	-	-	7,351
Acquired curriculum and technology	53,112	-	(21,750)	(9,361)	22,001	3,579	(259)	(493)	24,828
Reseller network	12,300	-	-	-	12,300	-	-	-	12,300
Conference attendees	500	-	-	-	500	-	-	-	500
Total other intangibles - gross book value	193,320	-	(91,736)	(27,763)	73,821	3,859	(260)	(551)	76,869

Other intangible assets - accumulated amortization:
Publishing rights	(63,439)	(7,952)	52,793	-	(18,598)	(2,897)	-	-	(21,495)
Trademark	(6,707)	(1,154)	6,286	-	(1,575)	(492)	1	-	(2,066)
Customer relationships	(14,337)	(1,218)	10,907	-	(4,648)	(768)	-	-	(5,416)
Acquired curriculum and technology	(26,116)	(8,315)	21,750	-	(12,681)	(3,687)	259	-	(16,109)
Reseller network	(10,289)	(790)	-	-	(11,079)	(537)	-	-	(11,616)
Conference attendees	(464)	(18)	-	-	(482)	(10)	-	-	(492)
Total other intangibles - accumulated amortization	(121,352)	(19,447)	91,736	-	(49,063)	(8,391)	260	-	(57,194)
Other intangible assets, net	$71,968	$(19,447)	$-	$(27,763)	$24,758	$(4,532)	$-	$(551)	$19,675

2013 Intangible Asset Impairments

During the fourth quarter of 2013, the Company recorded impairment charges of $0.6 million related to the intangible assets of the Class.com product line.  See Note 13 herein for further information on these impairments.

2012 Intangible Asset Impairments

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

Estimated Future Amortization Expense

Estimated aggregate amortization expense expected for each of the next five years related to intangibles subject to amortization is as follows:

	Amortization -	Amortization -	Total
(in thousands)	Cost of Revenues	Operating Expense	Amortization
2014	$5,454	$1,524	$6,978
2015	3,781	1,305	5,086
2016	2,339	1,115	3,454
2017	1,092	458	1,550
2018	380	357	737
Thereafter	378	1,492	1,870
	$13,424	$6,251	$19,675

Note 8 — Other Current Assets

Other Current Assets at the end of fiscal 2013 and 2012 consist of the following:

(in thousands)	2013	2012
Deferred costs	$4,968	$4,132
Prepaid expenses	1,369	1,599
Deferred taxes	536	137
Other current assets	-	24
Total	$6,873	$5,892

Note 9 — Other Assets

Other Assets at the end of fiscal 2013 and 2012 consist of the following:

(in thousands)	2013	2012
Deferred financing costs	$4,541	$6,121
Collateral investments	1,971	1,969
Other	1,776	1,542
Total	$8,288	$9,632

The deferred financing costs represent costs incurred in connection with the issuance of the $175 million aggregate principal amount of 9.75% senior secured notes as described in Note 14 to the Consolidated Financial Statements.

Note 10 — Accrued Expenses

Accrued Expenses at the end of fiscal 2013 and 2012 consist of the following:

(in thousands)	2013	2012
Salaries, bonuses and benefits	$9,687	$7,593
Accrued interest	6,471	6,490
Headsprout acquisition accrual	3,600	-
Accrued royalties	1,649	1,399
Pension and post-retirement medical benefits	1,214	1,218
Other	2,658	3,830
Total	$25,279	$20,530

Accrued interest at December 31, 2013 and 2012 primarily relates to the Company’s 9.75% senior secured notes. The notes require semi-annual interest payments in arrears on each February 15 and August 15 over the life of the notes.

The Headsprout acquisition accrual relates to the January 2014 payment of a portion of the total $4.0 million purchase price.  The remainder of the purchase price will be paid 18 months after the closing date subject to the holdback provisions of the purchase agreement.  See Note 4 herein for further information on the Headsprout acquisition.

Note 11 — Other Liabilities

Other Liabilities at the end of fiscal 2013 and 2012 consist of the following:

(in thousands)	2013	2012
Pension and post-retirement medical benefits, long-term portion	$10,241	$11,392
Deferred rent	1,201	1,457
Long-term income tax payable	902	852
Long-term deferred tax liability	570	273
Long-term deferred compensation	491	503
Headsprout acquisition accrual	400	-
Other	149	654
Total	$13,954	$15,131

See Note 15 for further description of the Company’s pension benefits.

The Headsprout acquisition accrual relates to the final purchase price payment to be made 18 months after the closing date subject to the holdback provisions of the purchase agreement.  See Note 4 herein for further information on the Headsprout acquisition.

Note 12 — Leases

Capital Lease Obligations

The Company leases a warehouse, office space and certain administrative equipment under capital lease agreements with original lease terms up to 10 years. Capital leases that exist as of yearend 2013 expire no later than 2016.

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

On February 15, 2012, the Company’s Board of Directors approved a plan to outsource warehouse operations to a third party logistics provider, Ozburn-Hessey Logistics, LLC (“OHL”), and to cease use of this leased facility. As a result of this decision, the Company determined it was more likely than not that the pattern of usage for the warehouse and related assets would change under the restructuring plan; therefore the Company evaluated the change in accordance with applicable accounting guidance. This evaluation resulted in an impairment to the value of the land, leasehold improvements, and building associated with the Company’s Frederick, Colorado facility and the estimated useful lives of the remaining assets were reduced to match the remaining minimum term of the lease. The remaining asset primarily represents the discounted cash flows expected from estimated sublease receipts. As a result of this action the related assets and liabilities were reduced by $7.7 million and impairment charges of $1.0 million were recorded as Impairment of Long-Lived Assets on the Consolidated Statements of Operations. The sublease of the warehouse facility began in July 2012 and has a minimum term through October 2016 with monthly rental payments totaling $0.1 million. The total sublease income through the end of the minimum term is expected to be $2.5 million.

The amount of the depreciation expense on the leased capital assets was $0.6 million and $0.4 million for the years ended December 31, 2013 and 2012. Additionally, the obligation will be reduced over the life of the lease at an interest rate of 5.54%. The gross value of assets leased under the build-to-suit lease of $2.8 million at December 31, 2013 and 2012 are included in the Sublease asset in Property, Equipment and Software as shown in Note 6 to the Consolidated Financial Statements. The accumulated amortization of these leased capital assets was $1.0 million and $0.4 million at December 31, 2013 and December 31, 2012, respectively.

The gross value of other leased capital assets used for administrative purposes was $1.2 million at December 31, 2013 and December 31, 2012. These assets are included in the Software category in Property, Equipment and Software. The accumulated amortization of leased capital assets was $1.1 million and $0.7 million at December 31, 2013 and December 31, 2012, respectively. Amortization of capital lease assets is recognized over the term of the lease on a straight line basis and included in depreciation and amortization expense.

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

Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the commencement date defined in the relevant lease agreement. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term. Operating rent expense was $2.0 million and $2.3 million for the years ended December 31, 2013 and 2012, respectively. Sublease income for existing operating leases was $0.1 million in the year ended December 31, 2013 and is expected to total $0.1 million through February 2015.

Future minimum build-to-suit lease payments at December 31, 2013 are as follows:

(in thousands)

2014	$1,138
2015	1,160
2016	967
Total minimum lease payments	3,265
Less: Amount representing interest	(251)
Present value of net minimum lease payments	3,014
Less: Current portion	(995)
Capital lease obligations, less current portion	$2,019

Future minimum payments under all remaining non-cancelable operating leases are payable as follows:

(in thousands)

2014	$1,916
2015	1,527
2016	1,431
2017	1,465
2018	948
Thereafter	20
Total minimum lease payments	$7,307

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

As of December 31, 2013, financial instruments include $68.0 million of cash and cash equivalents, restricted assets of $6.8 million, collateral investments of $2.0 million, and $174.5 million of senior secured notes. As of December 31, 2012, financial instruments include $51.9 million of cash and cash equivalents, restricted assets of $11.1 million, collateral investments of $2.0 million, $174.3 million of senior secured notes, $0.3 million of warrants, assets held for sale of $0.4 million, and $7.6 million in CVRs. The fair market values of cash equivalents and restricted assets are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period. During the third quarter of 2013, the Company substantially completed the recovery and sale of property related to the employee embezzlement matter. As the number of shares exercisable under the warrant is now substantially finalized and no other significant contingencies remain, these awards have been reclassified from Other Liabilities to Capital Surplus in the Consolidated Financial Statements in accordance with relevant GAAP.

As of December 31, 2013, the fair value of the senior secured notes was $166.5 million based on quoted market prices in active markets for these debt instruments when traded as assets.

Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$6,835	$6,835	$-	$-
Collateral Investments:
Money Market	903	903	-	-
Certificate of Deposit	1,068	1,068	-	-

(in thousands)		Fair Value at Reporting Date Using
Description	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$11,141	$11,141	$-	$-
Collateral Investments:
Money Market	902	902	-	-
Certificate of Deposit	1,067	1,067	-	-
Warrant	310	-	310	-
Assets held for sale:
Recovered Properties	380	-	380	-
CVRs	7,599	-	-	7,599

(in thousands)	Total Gains (Losses) for the Years Ended December 31,
Description	2013	2012
Restricted Assets:
Money Market	$-	$-
Collateral Investments:
Money Market	-	-
Certificate of Deposit	-	-
Warrant	(53)	336
Assets held for sale:
Recovered Properties	(122)	(958)
CVRs	(74)	(915)

Contingent Value Rights

As part of the 2009 merger with VLCY, each former VLCY shareholder received a CVR to receive cash in an amount equal to the aggregate amount of specified tax refunds received after the closing of the mergers and various other amounts deposited in escrow on or after the closing date, reduced by any payments to be made under the escrow agreement entered into in connection with the mergers, with respect to agreed contingencies, a potential working capital adjustment and allowed expenses, divided by the total number of shares of VLCY common stock outstanding immediately prior to the effective time of the mergers.

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

During the years ended December 31, 2013 and 2012, losses of $0.1 million and $0.9 million were recorded in general and administrative expense to reflect changes in the estimated fair value of the CVR liability. A detail of the elements included in the CVR is as follows:

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)CVRs
Balance as of December 31, 2012	$7,599
Accrued interest	74
Payments made	(7,673)
Balance as of December 31, 2013	$-

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)CVRs
Fair Value as of December 31, 2013
Components of CVR Total:
Tax refunds received before closing of the merger	$1,583
Other specified tax refunds	4,797
Tax indemnity obligation	1,868
Legal receivable	2,400
Interest income from Michigan tax refund	607
Other specified tax related liabilities	(53)
Costs incurred to collect tax refunds and by stockholders' representative	(430)
Total CVR liability	10,772

September 2010 payment	(1,106)
June 2011 payment	(1,993)
June 2013 payment	(7,673)
Remaining CVR liability	$-
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

Such assets and liabilities are listed below at their carrying values as of each reporting date:

(in thousands)		Value at Reporting Date Using
Description	As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$-	$-	$47,842

Property, equipment and software	20,315	-	-	20,315
Pre-publication costs, net	13,401	-	-	13,401
Acquired curriculum and technology intangibles, net	8,719	-	-	8,719
Acquired publishing rights, net	4,705	-	-	4,705
Other intangible assets, net	6,251	-	-	6,251

(in thousands)		Value at Reporting Date Using
Description	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,404	$-	$-	$47,404

Property, equipment and software	21,021	-	-	21,021
Pre-publication costs, net	11,660	-	-	11,660
Acquired curriculum and technology intangibles, net	9,320	-	-	9,320
Acquired publishing rights, net	7,602	-	-	7,602
Other intangible assets, net	7,836	-	-	7,836

(in thousands)	Total Gains (Losses) for the Years Ended December 31,
Description	2013	2012
Goodwill	$-	$(66,893)

Property, equipment and software	(319)	(4,448)
Pre-publication costs, net	(633)	(1,496)
Acquired curriculum and technology intangibles, net	(493)	(9,361)
Acquired publishing rights, net	-	(11,307)
Other intangible assets, net	(58)	(7,095)

2013 Impairments

In late 2011, the Company completed the acquisition of certain assets of Class.com, a provider of online learning solutions and courseware.  To better align its product portfolio with the Company’s strategic focus, during the third quarter of 2013 the Voyager Sopris Learning segment began considering strategic alternatives, including a potential sale of the Class.com assets.

The Company determined that the potential sale of the Class.com assets was a trigger event for performing a review of the recoverability of the related assets.  After reviewing the recoverability of the assets and the fair values, as necessary, it was determined that no impairment was present at September 30, 2013.

The likelihood of completing a sales transaction began to decline during the fourth quarter of 2013 and the sales effort was withdrawn in early 2014.  The Company determined that this decline in estimated future cash flows related to the product line was a trigger event for performing another review of the recoverability of the related assets.  Given that the Company plans to cease selling the product line after completion of its remaining service contracts, the related assets were determined to not be recoverable.  As such, the Company performed an impairment analysis resulting in a total charge of $1.2 million.  The impairment was allocated as follows:

(in thousands)
Description
Property, equipment and software	$(319)
Pre-publication costs, net	(230)
Acquired curriculum and technology intangibles, net	(493)
Other intangible assets, net	(58)
Other assets	(89)
Total	$(1,189)

Additionally, during the fourth quarter of 2013 the Company made a decision to terminate a development agreement with a third party.  As a result of this decision, the Company recorded a $0.5 million impairment charge for pre-paid royalties in Other Assets and a $0.1 million impairment charge for contract settlement to Accrued Expenses.

The Company also recorded an impairment charge of $0.4 million during the fourth quarter of 2013 for previously capitalized development expenses that were determined to have no ongoing benefit to the Company, with the charge recorded to Pre-Publication Costs.

2012 Impairments

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

Note 14 — Debt

Long-term debt consists of the following at December 31, 2013 and 2012:

	December 31,	December 31,
(in thousands)	2013	2012

$175.0 million of 9.75% senior secured notes due
February 15, 2017, interest payable semiannually	$175,000	$175,000
Less: Unamortized discount	(509)	(672)
Total long-term debt	$174,491	$174,328

In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”) and entered into an asset-based revolving credit facility with potential for up to $40 million in borrowing capacity. Deferred financing costs are capitalized in Other Assets in the Consolidated Balance Sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at December 31, 2013 and December 31, 2012 were $4.5 million and $6.1 million, respectively.

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

As of December 31, 2013, the balances of accounts receivable and inventory collateralizing the ABL Facility were $15.8 million and $9.2 million, respectively. As of December 31, 2013, the Company had a borrowing base under the ABL Loan Agreement of up to $8.7 million.

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

The ABL Credit Parties will be required to pay, quarterly in arrears, an unused line fee equal to the product of (x) either 0.375% or 0.50% (depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) and (y) the average daily unused amount of the revolver. The ABL Facility contains a financial covenant that generally requires the ABL Credit Parties to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0.  As of December 31, 2013, the Company was in compliance with this covenant.  Subsequent to year end, the Company’s excess availability and fixed charge coverage ratios fell below the required thresholds, which put the Company in a Trigger Period as defined under the ABL Facility agreement.  On March 5, 2014, the Company notified its ABL lenders of its intent to terminate the ABL Facility and expects the termination to be effective within five days of this notification.  As the Company does not currently have any funds outstanding under the facility and does not anticipate any borrowing needs in the near term, the Company does not expect this to have any impact on its liquidity.

Note 15 — Profit-Sharing, Pension, and Other Postretirement Benefit Plans

Defined Contribution Plans

The Company’s 401(k) plan provides matching contributions of 50% of participant contributions up to 6%. Additionally, the Company may make discretionary contributions based upon exceeding Company performance targets of up to 2% of eligible earnings for all employees regardless of participation. The 401(k) matching contribution expense was $1.1 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively. No discretionary contributions were made in 2013 or 2012.

As a result of the acquisition of VLCY, the Company also has contractual obligations under a frozen replacement benefit plan (“RBP”) for a small number of terminated and retired executives and one current employee. Because the RBP is frozen, no participant can make or is entitled to additional contributions. Instead, the Company has accrued a liability totaling $0.5 million and $0.6 million as of yearend 2013 and 2012, respectively, to reflect its estimated future obligation for the RBP. The current portion of the RBP liability, which was $0.1 million and $0.1 million at yearend 2013 and 2012, respectively, is included on the line “Other” in Note 10. The long-term portion of the RBP liability, which was $0.4 million and $0.5 million at yearend 2013 and 2012, respectively, is included on the line “Long-term deferred compensation” in Note 11.

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

The net costs of the Company’s defined benefit pension plan for the years ended December 31, 2013 and 2012 are as follows:

(in thousands)	2013	2012
Interest cost	$419	$497
Recognized net actuarial (gain) loss	(384)	979
Net pension and other postretirement benefit cost	$35	$1,476

Obligation and Funded Status

The funded status of the Company’s U.S. defined benefit pension plan at the end of fiscal 2013 and 2012 is as follows:

(in thousands)	2013	2012
Change in Benefit Obligation
Benefit obligation, beginning of period	$12,571	$12,291
Service cost	-	-
Interest cost	419	497
Actuarial (gain) loss	(384)	979
Benefits paid	(1,193)	(1,196)
Benefit obligation, end of year	$11,413	$12,571

Change in Plan Assets
Fair value, beginning of period	$-	$-
Company contributions	1,193	1,196
Benefits paid	(1,193)	(1,196)
Fair value, end of year	$-	$-

Unfunded status	$(11,413)	$(12,571)
Accrued benefit cost	$(11,413)	$(12,571)

Amounts recognized in the Consolidated Balance Sheets
Current accrued benefit liability	$(1,172)	$(1,179)
Non-current accrued benefit liability	(10,241)	(11,392)
Net amount recognized	$(11,413)	$(12,571)

The Company had a net actuarial (gain) loss of $(0.4) million and $1.0 million for its U.S. pension plan in the years ended December 31, 2013 and 2012, respectively. These amounts are included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets. Of this amount, the Company recognized $0.1 million and $35 thousand as a component of net pension cost (income) during 2013 and 2012, respectively, and expects to recognize approximately $0.1 million in 2014.

Plan Assumptions

	2013	2012
Discount rate	4.25%	3.50%

The discount rate is determined by analyzing the average returns of high-quality fixed income investments defined as AA-rated or better. The Company also utilizes an interest rate yield curve for instruments with maturities corresponding to the benefit obligations.

Additional Information

For the Company’s U.S. defined benefit pension plan, the projected benefit obligation and accumulated benefit obligation at the end of fiscal 2013 and 2012 are as follows:

(in thousands)	2013	2012
Projected benefit obligation	$11,413	$12,571
Accumulated benefit obligation	11,413	12,571

Future Contributions

Total contributions expected to be paid under the Company’s frozen U.S. retirement plans or to the beneficiaries thereof during fiscal 2014 are $1.2 million, consisting of $1.2 million to its U.S. defined benefit plan and $0.1 million to the RBP.

Gross benefit payment obligations under the Company’s continuing plans for the next ten years are anticipated to be as follows:

(in thousands)	U.S. Retirement Plans
(Pension Plan and RBP)

2014	$1,193
2015	1,152
2016	1,109
2017	1,061
2018	1,016
2019 - 2023	4,366

Note 16 — Stockholders’ Equity (Deficit)

Common Stock

Shares Authorized, Issued, and Outstanding. The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2013, there were 51,208,331 shares of common stock issued, 45,042,401 shares of common stock outstanding, and an additional 4,896,721 shares of common stock reserved for issuance pursuant to the 2009 Equity Incentive Plan.

Shares of the Company’s common stock are not convertible into or exchangeable for shares of any other class of capital stock. There are no redemption or sinking fund provisions applicable to the common stock.

Treasury Stock. During 2012, the Company’s board of directors authorized a $5 million share repurchase program (the “Program”) through July 5, 2013.

On June 28, 2012, the Company adopted a Rule 10b5-1 plan (the “Plan”) with Robert W. Baird & Company, Inc. under which the Company could repurchase its shares at times when the Company might otherwise be precluded from doing so under insider trading laws. This Plan was established pursuant to, and as part of, the Program. The timing and extent of the repurchases under the Rule 10b5-1 plan were subject to Securities and Exchange Commission regulations as well as certain price, market volume and timing constraints specified in the Plan. The Company began repurchasing shares under the terms of the Plan on July 5, 2012.  On March 19, 2013, the Company’s board of directors authorized the termination of the Plan.

Although the Plan was cancelled, the Program was extended for an additional one year period (through July 5, 2014) and the remaining authorization was reset to $5 million.

	Shares repurchased under the Plan	Other shares repurchased under the Program	Total shares repurchased under the Program	Cost of shares repurchased under the Program ($ thousands)
2012	601,974	1,864,622	2,466,596	$2,597
2013	193,858	1,861,969	2,055,827	4,619
Total	795,832	3,726,591	4,522,423	$7,216

To date in the first quarter of 2014, we have repurchased another $0.3 million under the Program.  $0.3 million remains under the Program.

Upon repurchase these treasury shares are no longer registered shares of the Company. These shares are recorded to the treasury stock line as an offset to common stock and additional paid in capital.

Voting Rights . Each holder of shares of the Company’s common stock is entitled to one vote for each share held of record on the applicable record date on all matters submitted to a vote of stockholders, including the election of directors.

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

Preemptive Rights. In general, holders of the Company’s common stock have no preemptive rights to purchase, subscribe for or otherwise acquire any unissued or treasury shares or its other securities. However, under the terms of the stockholders agreement, entered into in connection with the mergers (the “Stockholders Agreement”) except with respect to specified exempt issuances, for so long as VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS (collectively “VSS”) beneficially own in the aggregate at least 25% of the outstanding shares of the Company’s common stock, VSS has preemptive rights to purchase the Company’s common stock (or other securities that may be approved by the audit committee of the board of directors), in connection with any proposed securities offering by the Company. These preemptive rights generally give VSS the opportunity to purchase an amount of common stock (or such other securities as may be approved by the audit committee) in the new issuance sufficient to enable VSS to maintain their same collective percentage ownership following the new issuance.

Preferred Stock

Shares Authorized and Outstanding. The Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2013, there are no shares of preferred stock issued or outstanding.

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

Note 17 — Stock-Based Compensation and Expense

The stock-based compensation and expense recorded was allocated as follows:

(in thousands)	2013	2012
Cost of revenues	$65	$51
Research and development expense	132	122
Sales and marketing expense	124	114
General and administrative expense	569	587
Total	$890	$874

As of December 31, 2013, the Company has one stock-based compensation plan, which is described below. The total income tax expense recognized for book purposes in the Consolidated Statement of Operations related to stock-based compensation was zero for the years ended December 31, 2013 and 2012. The total tax benefit realized was zero for all years presented.

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

Warrant

In connection with the completion of the merger with VLCY on December 8, 2009, the Company issued to VSS-Cambium Holdings III, LLC a warrant to purchase shares of the Company’s common stock (the “Holdings Warrant”). As of December 31, 2013, the Holdings Warrant was exercisable for 755,077 shares of the Company’s common stock at an exercise price of $0.01 per share. The

Holdings Warrant expires on December 8, 2014. The number of shares of the Company’s common stock issuable under the Holdings Warrant is based upon the calculation of three separate amounts, described herein as the Cambium Specified Asset Recoupment Amount, the Additional Share Amount and the Formula Amount. The 755,077 shares that are exercisable, or will be exercisable upon issuance, represent 299,847 shares originating from the Cambium Specified Asset Recoupment Amount and 455,230 shares originating from the Formula Amount, which are summarized as follows:

•

The Cambium Specified Asset Recoupment Amount is based upon the net amount of recoveries that the Company received on and after June 1, 2009, including periods after the effective time of the mergers, with respect to the embezzlement matter that was discovered in April 2008. The Company has received net recoveries of approximately $4.3 million with respect to this matter. The Cambium Specified Asset Recoupment Amount equals 0.45 multiplied by the quotient of the aggregate net recoveries divided by $6.50. Therefore 299,847 shares are exercisable under the Holdings Warrant related to the Cambium Specified Asset Recoupment Amount. In accordance with applicable accounting guidance for distinguishing liabilities from equity, this award was initially recorded as a liability in the Other Liabilities line on the Consolidated Balance Sheets and measured at fair value. The initial recording of the award attributable to embezzlement recoveries is recorded to Embezzlement-Related Expense on the Consolidated Statements of Operations and subsequent changes in fair value are recorded to General and Administrative Expense. As no other significant contingencies remain related to the Cambium Specified Asset Recoupment Amount, it was reclassified from Other Liabilities to Capital Surplus in the Consolidated Balance Sheets during 2013.

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

Stock Options

2012 Grants

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

 2013 Exchange Offer

During the third quarter of 2013, the Company filed a Tender Offer Statement on Schedule TO with the SEC related to an offer by the Company to certain current U.S. employees of the Company and its subsidiaries who were selected by the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee” and such employees who have been selected by the committee, “Eligible Optionholders”) to receive the opportunity to exchange all of their outstanding options to purchase shares of the Company’s common stock, par value $0.001 per share, previously granted under the Incentive Plan for the grant of new options to purchase shares of the Company’s common stock (the “New Options”). The New Options were granted pursuant to the Incentive Plan. The number of shares of Company common stock subject to the New Options was calculated pursuant to an exchange ratio determined by the Compensation Committee for each Eligible Optionholder. On July 30, 2013, options to purchase 1,757,500 shares of the Company’s common stock were exchanged in the exchange offer and New Options to purchase 1,902,500 shares of the Company’s common stock were issued. The New Options had a grant date compensation cost, net of forecasted forfeitures, of $1.2 million which was comprised of incremental compensation cost of the New Options of $0.9 million and unamortized compensation cost of the surrendered options of $0.3 million, each as described below.  A total of 40 Eligible Optionholders participated in the exchange offer.

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

Other 2013 Grants

On July 30, 2013, the Company granted 377,500 options under the Incentive Plan with a total grant date fair value, net of forecasted forfeitures, of $0.3 million. Each of these options have a per-share exercise price of $1.30 and vest in equal monthly installments on the last day of each month of the four year period commencing as of January 1, 2013. The term of each of the options is ten years from the date of grant.

On September 19, 2013, the Company granted 30,000 options under the Incentive Plan with a total grant date fair value, net of forecasted forfeitures, of $25 thousand. Each of these options have a per-share exercise price of $1.51 and vest in equal monthly installments on the last day of each month of the four year period beginning on the first day of the month of grant. The term of each of the options is ten years from the date of grant.

On October 28, 2013, the Company granted 40,000 options under the Incentive Plan with a total grant date fair value, net of forecasted forfeitures, of $29 thousand. Each of these options have a per-share exercise price of $1.33 and vest in equal monthly installments on the last day of each month of the four year period beginning on the first day of the month of grant. The term of each of the options is ten years from the date of grant.

On November 18, 2013, the Company granted 15,000 options under the Incentive Plan with a total grant date fair value, net of forecasted forfeitures, of $12 thousand. Each of these options have a per-share exercise price of $1.43 and vest in equal monthly installments on the last day of each month of the four year period beginning on the first day of the month of grant. The term of each of the options is ten years from the date of grant.

Valuation assumptions

The fair value of each stock-based compensation award granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used in the Black-Scholes option-pricing model to estimate the fair value of the awards granted during the years ended December 31, 2013 and 2012:

	2013	2012
Expected stock volatility	63.1% - 63.9%	35.0%
Risk-free interest rate	1.01% - 1.88%	1.02% - 1.17%
Expected years until exercise	4.20 - 6.25	6.25
Dividend yield	0.00%	0.00%

Due to a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company used the simplified method as described in applicable accounting guidance for stock-based compensation to estimate the expected years until exercise on new awards.

Award activity

The following tables detail changes in the Company’s outstanding stock options during the years ended December 31, 2013 and 2012. Options surrendered in the exchange offer of 1,757,500 options are included in “Cancelled/Forfeited” in the 2013 table below.

	Year Ended December 31, 2013
Grant Date	Beginning Outstanding	Granted	Cancelled/Forfeited	Ending Outstanding
December 8, 2009	1,550,000	-	1,550,000	-
January 27, 2010	1,065,398	-	1,060,398	5,000
May 25, 2010	92,401	-	92,401	-
February 1, 2011	165,290	-	165,290	-
November 21, 2011	150,000	-	70,842	79,158
December 1, 2011	500,000	-	500,000	-
February 8, 2012	195,000	-	195,000	-
April 16, 2012	15,000	-	15,000	-
May 14, 2012	25,000	-	14,802	10,198
July 30, 2013	-	2,280,000	92,656	2,187,344
September 19, 2013	-	30,000	-	30,000
October 28, 2013	-	40,000	-	40,000
November 18, 2013	-	15,000	-	15,000
Total	3,758,089	2,365,000	3,756,389	2,366,700

	Year Ended December 31, 2012
Grant Date	Beginning Outstanding	Granted	Cancelled/Forfeited	Ending Outstanding
December 8, 2009	1,853,080	-	303,080	1,550,000
January 27, 2010	1,255,926	-	190,528	1,065,398
May 25, 2010	100,000	-	7,599	92,401
February 1, 2011	198,640	-	33,350	165,290
August 11, 2011	10,000	-	10,000	-
November 21, 2011	150,000	-	-	150,000
December 1, 2011	500,000	-	-	500,000
February 8, 2012	-	195,000	-	195,000
April 16, 2012	-	15,000	-	15,000
May 14, 2012	-	25,000	-	25,000
Total	4,067,646	235,000	544,557	3,758,089

Additionally, the conversion SARs with respect to 200,000 shares, which had been issued in replacement of share-based awards held by an employee of VLCY, expired during 2012.

Restricted Stock

During 2012, restricted common stock awards of 46,295 shares were issued. The restrictions on the common stock awards will lapse one year from the date of grant or upon a change in control of the Company. These awards were valued based on the Company’s closing stock price on the date of grant. The related restrictions lapsed on restricted common stock awards of 47,795 shares and 46,234 shares during the years ended December 31, 2013 and 2012, respectively.

Expense of $0.1 million and $0.2 million was recorded to general and administrative expense for outstanding restricted stock for the years ended December 31, 2013 and 2012, respectively.

Summary of Stock Option and SAR Activity

A summary of the stock option and restricted stock transactions for the year ended December 31, 2013 is as follows:

	Stock Option Grantees		Restricted Stock
		Weighted		Weighted
		Average		Average
	Shares	Exercise	Shares	Grant Date
	(000s)	Price	(000s)	Fair Value
Awards outstanding at December 31, 2012	3,758	$4.89	50	$3.23
For the year ended December 31, 2013:
Granted	2,365	1.30	-	-
Exercised/Restricted Stock Vested	-	-	48	3.25
Forfeited/cancelled	3,756	4.81	-	-
Awards outstanding at December 31, 2013	2,367	$1.43	2	$3.00

Awards exercisable at December 31, 2013	653	$1.77

Weighted average fair value of awards granted during the year ended December 31, 2013	$0.67

A summary of the nonvested stock option transactions for the year ended December 31, 2013 is as follows:

		Weighted
		Average
	Shares	Grant Date
	(000s)	Fair Value
Nonvested awards outstanding at December 31, 2012	1,498	$0.98

For the year ended December 31, 2013:
Granted	2,365	0.67
Vested	856	0.77
Forfeited/cancelled	1,293	0.96
Nonvested awards outstanding at December 31, 2013	1,714	$0.67

The total intrinsic value of options outstanding and exercisable as of December 31, 2013 was $0.8 million and $0.2 million, respectively. The total intrinsic value of options outstanding and exercisable as of December 31, 2012 was zero.  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.66 of the Company’s common stock on December 31, 2013. The total grant date fair value of stock options granted during the years ended December 31, 2013 and 2012 was $1.6 million and $0.2 million, respectively. The total grant date fair value of restricted stock awards granted during the years ended December 31, 2013 and 2012 was zero and $0.2 million, respectively.

As of December 31, 2013, the total future compensation cost related to unvested stock options and restricted stock not yet recognized in the consolidated statements of operations was $1.1 million. Of that total, $0.4 million, $0.4 million and $0.3 million will be recognized in 2014, 2015 and 2016, respectively. To the extent the forfeiture rate is different than anticipated, stock-based compensation related to these awards will be adjusted in accordance with applicable accounting guidance for stock based compensation.

The following tables provide additional information with respect to stock options outstanding at the end of fiscal 2013:

	Awards Outstanding			Awards Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number	Remaining	Average	Number	Remaining	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Contractual	Exercise
Exercise Price	(000's)	Life (Years)	Price	(000's)	Life (Years)	Price
$1.51 and below	2,273	6.9	$1.30	559	6.8	$1.30
$1.52 - $6.50	94	7.8	4.53	94	7.8	4.53
	2,367	6.9	$1.43	653	6.9	$1.77

Securities Authorized for Issuance

Securities authorized for issuance under equity compensation plans at December 31, 2013 are as follows:

(in thousands, except per share amounts) Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity incentive plan (a)
Equity compensation plans approved by security holders	2,367	$1.43	2,530
Equity compensation plans not approved by security holders	—	—	—
Total	2,367	$1.43	2,530
(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights,” and issued restricted stock.

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

The following table summarizes the amounts incurred in connection with the reengineering and restructuring initiative:

(in thousands)	Incurred in Year Ended December 31, 2012	Total Incurred as of December 31, 2012	Total Amount Incurred Under the Plan
One-time termination benefits	$2,507	$3,696	$3,696
Impairment of long-lived assets	4,448	4,448	4,448
Warehouse transition costs	1,003	1,003	1,003
Facility rationalization costs	209	209	209
Process reengineering costs	203	203	203
	$8,370	$9,559	$9,559

Reengineering and restructuring charges were recorded to the following line items in the Consolidated Statements of Operations during the year ended December 31, 2012: $1.6 million to Cost of Revenues; $0.4 million to Research and Development Expense; $1.0 million to Sales and Marketing Expense; $0.6 million to General and Administrative Expense; $0.4 million to Shipping and Handling Costs; and $4.4 million to Impairment of Long-Lived Assets. All of these charges were recorded in unallocated shared services for segment reporting purposes.

The change in the reengineering and restructuring accrual for the years ended December 31, 2012 and 2013 are as follows:

(in thousands)	One-time Termination Benefits
Balance as of December 31, 2011	$1,133
Accrual changes	2,507
Payments made	(2,812)
Balance as of December 31, 2012	828
Accrual changes	(18)
Payments made	(810)
Balance as of December 31, 2013	$-

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

From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business. These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. These open purchase commitments totaled $0.1 million as of December 31, 2013.

The Company has letters of credit outstanding as of December 31, 2013 in the amount of $2.9 million to support the build-to-suit lease, credit collections, and performance bonds for certain contracts. The Company maintains a $1.1 million certificate of deposit as collateral for the letters of credit relating to the workers’ compensation activity and Automated Clearinghouse (ACH) programs. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificate of deposit and money market fund investment are recorded in Other Assets.

Note 20 — Related Party Transactions

Agreements with VSS

Jeffrey Stevenson and David Bainbridge, each of whom serves on the Company’s board of directors, are both affiliates of VSS. Funds managed by VSS own a majority of the equity interests of VSS-Cambium Holdings III, LLC, which holds approximately 70% of the Company’s outstanding common stock. As such, VSS-Cambium Holdings III, LLC has the ability to determine the outcome of matters submitted to the Company’s stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets, and will likely have the ability to control the Company’s management, affairs and operations.

On December 8, 2009, the Company entered into a consulting fee agreement with VSS (the “Consulting Agreement”) entitling VSS to the following fees: (i) a fee equal to 1% of the gross proceeds of any debt or equity financing by the Company, and (ii) a fee equal to 1% of the enterprise value of any entities acquired or disposed of by the Company. These obligations will remain in effect until the earlier of the date on which funds managed by VSS cease to beneficially own at least 10% of the Company’s outstanding common stock or, unless the Company’s audit committee renews the Consulting Agreement, January 1, 2015.

The Company and VSS agreed to amend the Consulting Agreement, effective March 19, 2013, and have entered into Amendment No. 1 to the Consulting Agreement (the "Amendment") such that, in addition to the fees currently payable to VSS thereunder, on January 1 of each calendar year, with the first payment payable to VSS as of January 1, 2013, VSS will be entitled to an annual payment of $70,000 for monitoring services for the then-current calendar year, provided that if an employee of VSS serves as Chairman of the Company’s Board of Directors (the "Board"), such fee is subject to a dollar-for-dollar reduction in the amount of the annual retainer received by such VSS employee (as contemplated by the Company’s then current board compensation program).

The Amendment also allows VSS to designate from time to time one or more of its affiliates to receive any of the fees payable under the Consulting Agreement.

The Amendment provides that these obligations will remain in effect until the earlier of the date on which VSS no longer has any employees serving on the Board, the date on which funds managed by VSS cease to beneficially own at least 10% of the Company’s outstanding common stock or, unless the Company’s audit committee renews the Consulting Agreement, January 1, 2017.

VSS also currently receives an annual retainer of $65,000 each for the services of Mr. Stevenson and Mr. Bainbridge on the board of directors. In addition, VSS received a retainer of $70,000 in 2012 for the services of Scott Troeller as chairman of the board of directors. As previously disclosed, Mr. Troeller resigned from the board of directors on April 20, 2012. In total, VSS received $0.2 million in cash during 2013 and 2012 related to the services of these directors, plus reimbursement of out-of-pocket expenses.

Stockholders Agreement

The Company entered into the Stockholders Agreement on December 8, 2009, at the effective time of the mergers, with VSS-Cambium Holdings III, LLC and Vowel Representative, LLC, the stockholder representative for the former VLCY stockholders.

Board of Directors. The Stockholders Agreement contains several agreements among the parties with respect to the board of directors. These provisions include an agreement by VSS-Cambium Holdings III, LLC to vote its shares of the Company’s common stock as necessary to ensure that the size of the board of directors was set at nine directors until December 8, 2012. These provisions also include an agreement by VSS-Cambium Holdings III, LLC not to vote its shares or take any other action to remove or disqualify any of the VLCY designees named as Class II directors (the “Voyager Class II designees”) or as Class III directors (the “Voyager Class III designees”), in each case other than for “cause” as determined in accordance with Delaware law, until the earliest to occur of:

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

Walsh Consulting Agreement

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

2012 Stock Repurchases

During December 2012, the Company entered into stock purchase agreements with Foxhill Opportunity Fund, L.P. (“Foxhill Domestic Fund”) and Kellner Catalyst Master Fund, Ltd. (“Kellner Fund”) pursuant to its previously announced $5 million share repurchase program. See Note 16 to the consolidated financial statements for further information on the Program. Neil Weiner, a former member of the Company’s board of directors, as the managing member of Foxhill Capital Partners, LLC (which is the investment manager of Foxhill Domestic Fund), the managing member of Foxhill Capital (GP), LLC (which is the general partner of Foxhill Domestic Fund), and the Chief Investment Officer of Kellner Fund, may be deemed to beneficially own the shares of Common Stock held by Foxhill Domestic Fund and previously held by Kellner Fund. The transactions settled in December 2012 with the Company purchasing 1,042,979 shares for a total cost of $1.1 million.

2012 Consulting Agreement

During 2012, the Company entered into a $0.1 million consulting agreement with a former member of the Company’s board of directors, Richard Surratt. The agreement was completed during the fourth quarter of 2012 and the contracted amount was paid. In addition to this payment, Mr. Surratt also received $35,000 and common stock awards for his service on the board of directors, plus reimbursement of out-of-pocket expenses.

Note 21 — Segment Reporting

The Company’s geographic area of operation is predominantly the United States. Export or foreign sales to locations outside the United States was 10% and 6% of total sales for the years ended December 31, 2013 and 2012, respectively, with 5% and 4%, respectively, of total sales shipped to Canada. No single customer accounted for more than 10% of consolidated net revenues for any of the years presented. One single customer accounted for approximately 14% of the accounts receivable balance at December 31, 2013.  Although the loss of a single customer or a few customers would not have a material adverse effect on the Company’s business, schedules of school adoptions, available funding for school districts, and market acceptance of the Company’s products can materially affect year-to-year revenue performance. The Company evaluates the performance of its operating segments based on income (loss) from operations before depreciation and amortization, interest income and expense, income taxes, and certain non-operational and non-cash items. The significant accounting policies of the reportable segments are the same as those for the Company. There were no inter-segment revenues or transfers.

The Company operates in four reportable segments with separate management teams and infrastructures that offer various products and services:

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

Learning A-Z:

Learning A-Z is a preK-6 educational resource company specializing in online delivery of leveled readers and other supplementary curriculum. Founded in 2002 to help teachers differentiate instruction and meet the unique needs of all students, Learning A-Z’s resources are currently used in over two thirds of the elementary schools in the United States and in 177 countries worldwide. In addition to general classroom use, Learning A-Z serves a wide range of student need, including English Language Learners, Response to Intervention, Special Education, and more. Learning A-Z’s value proposition focuses on three key things:

•	Saving teachers time, giving them all the resources they need, all online, all accessible at the click of a mouse
•	Saving teachers money, delivering thousands of resources for a fraction of the cost of print and other online providers
•	Supporting student achievement through differentiated instruction, ensuring the right high-quality resources for every PreK-6 student

Winner of more than 15 industry awards in 2013 alone, Learning A-Z’s subscription-based websites provide online supplemental books, lessons, assessments, and other instructional resources for individual classrooms, schools, and districts. These solutions include: Reading A-Z, Raz-Kids, Science A-Z, Writing A-Z, Vocabulary A-Z, Headsprout Early Reading and Headsprout Comprehension.

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

(in thousands)	Voyager Sopris Learning	Learning A-Z	ExploreLearning	Kurzweil/ IntelliTools	Other	Consolidated
Year ended December 31, 2013
Product revenues	$67,619	$33,483	$16,279	$10,418	$-	$127,799
Service revenues	22,721	-	-	-	-	22,721
Net revenues	90,340	33,483	16,279	10,418	-	150,520
Cost of product revenues	23,720	908	2,249	2,290	-	29,167
Cost of service revenues	17,521	-	-	-	-	17,521
Amortization	-	-	-	-	17,519	17,519
Total cost of revenues	41,241	908	2,249	2,290	17,519	64,207
Other operating expenses	31,115	13,607	9,152	4,486	16,746	75,106
Embezzlement related expense	-	-	-	-	118	118
Depreciation and amortization	-	-	-	-	4,895	4,895
Impairment of long-lived assets	1,038	-	-	-	1,189	2,227
Net interest expense	-	-	-	-	18,819	18,819
Other income, net	-	-	-	-	(764)	(764)
Income tax expense	-	-	-	-	165	165
Segment net income (loss)	$16,946	$18,968	$4,878	$3,642	$(58,687)	$(14,253)
Capital expenditures	$7,110	$4,401	$1,462	$418	$2,724	$16,115

(in thousands)	Voyager Sopris Learning	Learning A-Z	ExploreLearning	Kurzweil/ IntelliTools	Other	Consolidated
Year ended December 31, 2012
Product revenues	$78,463	$26,189	$14,283	$11,225	$-	$130,160
Service revenues	18,399	-	-	-	-	18,399
Net revenues	96,862	26,189	14,283	11,225	-	148,559
Cost of product revenues	26,406	659	1,929	2,712	1,578	33,284
Cost of service revenues	17,679	-	-	-	-	17,679
Amortization	-	-	-	-	24,716	24,716
Total cost of revenues	44,085	659	1,929	2,712	26,294	75,679
Other operating expenses	38,551	10,920	7,747	5,646	18,671	81,535
Embezzlement related expense	-	-	-	-	516	516
Goodwill impairment	-	-	-	-	66,893	66,893
Depreciation and amortization	-	-	-	-	6,182	6,182
Impairment of long-lived assets	1,496	-	-	-	32,211	33,707
Net interest expense	-	-	-	-	18,683	18,683
Other income, net	-	-	-	-	(1,125)	(1,125)
Income tax expense	-	-	-	-	272	272
Segment net income (loss)	$12,730	$14,610	$4,607	$2,867	$(168,597)	$(133,783)
Capital expenditures	$9,618	$4,039	$1,090	$365	$3,033	$18,145

The capital expenditures disclosed for each segment represent development expenses, primarily developed curriculum and capitalized software.  The capital expenditures disclosed for Other represent general capital expenditures that benefit the entire Company such as back-office systems, computer equipment or office furniture.  The capital expenditures recorded in Other in 2012 also include capitalized costs from our re-engineering and restructuring initiatives described in Note 18 to the Consolidated Financial Statements.

Note 22 — Interim Financial Information (Unaudited)

The following table presents the Company’s quarterly results of operations for fiscal 2013 and 2012.

(in thousands, except per share data)	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
2013
Net revenues	$31,429	$42,786	$42,957	$33,348	$150,520
Cost of revenues	11,403	12,647	12,950	9,688	46,688
Other operating expenses	24,679	25,138	25,194	24,854	99,865
Earnings (loss) before income taxes	(9,010)	533	255	(5,866)	(14,088)
Income tax (expense) benefit	(68)	(102)	(127)	132	(165)
Net income (loss)	(9,078)	431	128	(5,734)	(14,253)

Basic income (loss) per share	$(0.19)	$0.01	$-	$(0.13)	$(0.30)
Diluted income (loss) per share	$(0.19)	$0.01	$-	$(0.13)	$(0.30)

2012
Net revenues	$27,855	$40,429	$45,958	$34,317	$148,559
Cost of revenues	11,166	14,397	14,274	11,126	50,963
Other operating expenses	32,035	43,942	29,350	108,222	213,549
Earnings (loss) before income taxes	(20,087)	(22,500)	(2,131)	(88,793)	(133,511)
Income tax (expense) benefit	(177)	23	(104)	(14)	(272)
Net income (loss)	(20,264)	(22,477)	(2,235)	(88,807)	(133,783)

Basic income (loss) per share	$(0.41)	$(0.45)	$(0.05)	$(1.83)	$(2.71)
Diluted income (loss) per share	$(0.41)	$(0.45)	$(0.05)	$(1.83)	$(2.71)

The net loss for the fourth quarter of 2013 includes an impairment of long-lived assets charge of $2.2 million.  The net losses for the second and fourth quarters of 2012 include goodwill impairment charges of $14.7 million, and $52.2 million, respectively. Additionally, the net losses for the first through fourth quarters of 2012 include impairment of long-lived assets charges of $2.8 million, $0.3 million, $0.2 million, and $30.4 million, respectively.

Note 23 — Subsidiary Guarantor Financial Statements

The following tables present condensed consolidated financial information as of December 31, 2013 and 2012 and for the twelve month periods ended December 31, 2013 and 2012 for: (a) the Company without its consolidated subsidiaries (the “Parent Company”); (b) on a combined basis, the guarantors of the Notes, which include Cambium Learning, Inc., Voyager Sopris Learning, Inc. (formerly Cambium Education, Inc.), LAZEL, Inc., and Kurzweil/IntelliTools, Inc. (the “Subsidiary Guarantors”); and (c) Voyager Learning Company (the “Non-Guarantor Subsidiary”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and the Company believes such separate statements or disclosures would not be useful to investors.

Condensed Consolidated Statement of Operations
Twelve Months Ended December 31, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$-	$150,520	$-	$-	$150,520
Total costs and expenses	1,444	144,484	625	-	146,553
Income (loss) before interest, other income and income taxes	(1,444)	6,036	(625)	-	3,967

Net interest expense	(18,604)	(209)	(6)	-	(18,819)
Other income, net	-	764	-	-	764
Income tax expense	-	(165)	-	-	(165)
Net income (loss)	$(20,048)	$6,426	$(631)	$-	$(14,253)

Condensed Consolidated Statement of Operations
Twelve Months Ended December 31, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$-	$148,559	$-	$-	$148,559
Total costs and expenses	2,094	261,754	664	-	264,512
Loss before interest, other income and income taxes	(2,094)	(113,195)	(664)	-	(115,953)

Net interest expense	(18,608)	(65)	(10)	-	(18,683)
Other income, net	-	1,125	-	-	1,125
Income tax expense	-	(272)	-	-	(272)
Net loss	$(20,702)	$(112,407)	$(674)	$-	$(133,783)

Condensed Consolidated Balance Sheet
As of December 31, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Investment in subsidiaries	$252,333	$-	$-	$(252,333)	$-
Other assets	211,805	259,776	19,022	(274,393)	216,210
Total assets	$464,138	$259,776	$19,022	$(526,726)	$216,210

Total liabilities	$253,322	$279,346	$21,125	$(274,393)	$279,400
Total stockholders' equity	210,816	(19,570)	(2,103)	(252,333)	(63,190)
Total liabilities and stockholders' equity	$464,138	$259,776	$19,022	$(526,726)	$216,210

Condensed Consolidated Balance Sheet
As of December 31, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Investment in subsidiaries	$252,333	$-	$-	$(252,333)	$-
Other assets	209,034	241,827	20,314	(240,716)	230,459
Total assets	$461,367	$241,827	$20,314	$(493,049)	$230,459

Total liabilities	$227,107	$267,823	$22,290	$(240,716)	$276,504
Total stockholders' equity	234,260	(25,996)	(1,976)	(252,333)	(46,045)
Total liabilities and stockholders' equity	$461,367	$241,827	$20,314	$(493,049)	$230,459

Condensed Statement of Cash Flows
Twelve Months Ended December 31, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net cash provided by operating activities	$19,033	$26,753	$-	$-	$45,786
Net cash used in investing activities	(7,673)	(16,115)	-	-	(23,788)
Net cash used in financing activities	(4,619)	(1,290)	-	-	(5,909)

Increase in cash and cash equivalents	6,741	9,348	-	-	16,089
Cash and cash equivalents, beginning of period	5,288	46,616	-	-	51,904
Cash and cash equivalents, end of period	$12,029	$55,964	$-	$-	$67,993

Condensed Statement of Cash Flows
Twelve Months Ended December 31, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net cash provided by operating activities	$2,597	$7,732	$-	$-	$10,329
Net cash used in investing activities	-	(17,881)	-	-	(17,881)
Net cash used in financing activities	(2,597)	(1,138)	-	-	(3,735)

Decrease in cash and cash equivalents	-	(11,287)	-	-	(11,287)
Cash and cash equivalents, beginning of period	5,288	57,903	-	-	63,191
Cash and cash equivalents, end of period	$5,288	$46,616	$-	$-	$51,904

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A	Controls and Procedures.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework (1992). Through management’s assessment, management did not identify any material weaknesses in the Company’s internal control over financial reporting as of December 31, 2013.

As a result of the assessment discussed above, management of the Company has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the Company’s 2014 Annual Meeting of Stockholders expected to be held May 21, 2014 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the year covered by this Annual Report on Form 10-K (the “Proxy Statement”). Certain information regarding the Company’s executive officers is set forth in Part I — Item 1 — Business.

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

(a) 1. Financial statements:

The following Consolidated Financial Statements of Cambium Learning Group, Inc. are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firm
•	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013 and 2012
•	Consolidated Balance Sheets at December 31, 2013 and 2012
•	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012
•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012

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

Exhibit Number	Description
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

*10.26

Stock Purchase Agreement, dated December 11, 2012, by and among Cambium Learning Group, Inc. and each of the persons and entities listed on Schedule I attached to the agreement(incorporated by reference to Exhibit 10.26 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 8, 2013 (File No. 001-34575)).

*10.27

Stock Purchase Agreement, dated December 11, 2012, by and among Cambium Learning Group, Inc. and each of the persons and entities listed on Schedule I attached to the agreement(incorporated by reference to Exhibit 10.27 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 8, 2013 (File No. 001-34575)).

*10.28

Pre-Programmed Corporate Stock Repurchase Plan, dated June 5, 2012, by and among Cambium Learning Group, Inc. and Robert W. Baird & Co(incorporated by reference to Exhibit 10.28 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 8, 2013 (File No. 001-34575)).

*10.29

Amendment No. 1, dated March 19, 2013, to Consulting Agreement, dated July 24, 2009, between Cambium Learning Group, Inc. and Veronis Suhler Stevenson (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the three months ended March 31, 2013 filed with the SEC on May 9, 2013 (File No. 001-34575)).

*+10.30

Employment agreement, dated March 19, 2013, between Cambium Learning Group, Inc. and John Campbell (incorporated by reference to Exhibit 10.2 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the three months ended March 31, 2013 filed with the SEC on May 9, 2013 (File No. 001-34575)).

*+10.31

Employment agreement, dated March 19, 2013, between Cambium Learning Group, Inc. and Barbara Benson (incorporated by reference to Exhibit 10.3 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the three months ended March 31, 2013 filed with the SEC on May 9, 2013 (File No. 001-34575)).

*+10.32

Employment agreement, dated March 19, 2013, between Cambium Learning Group, Inc. and Paul Fonte (incorporated by reference to Exhibit 10.4 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the three months ended March 31, 2013 filed with the SEC on May 9, 2013 (File No. 001-34575)).

*+10.33

Employment agreement, dated April 30, 2013, between Cambium Learning Group, Inc. and Joe Walsh (incorporated by reference to Exhibit 10.5 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the three months ended March 31, 2013 filed with the SEC on May 9, 2013 (File No. 001-34575)).

*10.34

Form of Stock Option Agreement for the Cambium Learning Group, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the three and six months ended June 30, 2013 filed with the SEC on August 8, 2013 (File No. 001-34575)).

*10.35

Asset Purchase Agreement Between Mimio, LLC and LAZEL, Inc. dated December 23, 2013 (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated December 23, 2013 (File No. 001-34575)).

Exhibit Number	Description
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

*99.1

Form of E-mail Communication to Eligible Optionholders of Cambium Learning Group, Inc. (incorporated by reference to Exhibit  99.(A)(1)(B) to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on June 24, 2013(File No. 001-34575)) .

*99.2

Form of Communication to Eligible Optionholders of Cambium Learning Group, Inc. (incorporated by reference to Exhibit  99.(A)(1)(C) to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on June 24, 2013(File No. 001-34575)) .

*99.3

Form of Notice of Withdrawal (incorporated by reference to Exhibit  99.(A)(1)(E) to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on June 24, 2013(File No. 001-34575)) .

*99.4

Form of Communication to Eligible Optionholders Participating in the Exchange Offer Confirming Receipt of Election Form (incorporated by reference to Exhibit  99.(A)(1)(F) to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on June 24, 2013(File No. 001-34575)) .

*99.5

Form of Communication to Eligible Optionholders Confirming Receipt of Notice of Withdrawal (incorporated by reference to Exhibit  99.(A)(1)(G) to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on June 24, 2013(File No. 001-34575)) .

*99.6

Form of Confirmation Letter to Eligible Optionholders Participating in the Exchange Offer (incorporated by reference to Exhibit  99.(A)(1)(H) to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on June 24, 2013(File No. 001-34575)) .

*99.7

Form of Communication to Eligible Optionholders Rejecting the Election Form under the Exchange Offer (incorporated by reference to Exhibit  99.(A)(1)(I) to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on June 24, 2013(File No. 001-34575)) .

Exhibit Number	Description
*99.8

Form of Communication to Eligible Optionholders Rejecting the Notice of Withdrawal under the Exchange Offer (incorporated by reference to Exhibit  99.(A)(1)(J) to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on June 24, 2013(File No. 001-34575)) .

*99.9

Form of Reminder Communication to Eligible Optionholders about the Exchange Offer (incorporated by reference to Exhibit  99.(A)(1)(K) to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on June 24, 2013(File No. 001-34575)) .

*99.10

Form of Stock Option Agreement for the Cambium Learning Group, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit  99.(D)(2) to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on June 24, 2013(File No. 001-34575)) .

*99.11

Offer to Exchange Certain Outstanding Stock Options for New Stock Options, as amended July 8, 2013 (incorporated by reference to Exhibit  99.(A)(1)(A)  to Amendment No. 1 to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on July 8, 2013(File No. 001-34575)) .

*99.12

Form of Election Form, as amended July 8, 2013 (incorporated by reference to Exhibit  99.(A)(1)(D)  to Amendment No. 1 to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on July 8, 2013(File No. 001-34575)) .

*99.13

Form of E-mail Communication to Employees Eligible to Participate In Exchange Offer (incorporated by reference to Exhibit  99.(A)(1)(L)  to Amendment No. 1 to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on July 8, 2013(File No. 001-34575)) .

101.ins	XBRL Instance Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

Date: March 6, 2014	Cambium Learning Group, Inc.

	By:	/s/ Barbara Benson
Barbara Benson
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Campbell	Director and Chief Executive Officer (Principal Executive Officer)	March 6, 2014
John Campbell
/s/ Barbara Benson	Chief Financial Officer (Principal Financial Officer)	March 6, 2014
Barbara Benson
/s/ Joe Walsh	Executive Chairman of the Board of Directors	March 6, 2014
Joe Walsh
/s/ Harold O. Levy	Director	March 6, 2014
Harold O. Levy
/s/ Thomas Kalinske	Director	March 6, 2014
Thomas Kalinske
/s/ Walter Bumphus	Director	March 6, 2014
Walter Bumphus
/s/ David F. Bainbridge	Director	March 6, 2014
David F. Bainbridge
/s/ Jeffrey T. Stevenson	Director	March 6, 2014
Jeffrey T. Stevenson

EXHIBIT INDEX

Exhibit Number	Description

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

Exhibit Number	Description
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

*10.26

Stock Purchase Agreement, dated December 11, 2012, by and among Cambium Learning Group, Inc. and each of the persons and entities listed on Schedule I attached to the agreement (incorporated by reference to Exhibit 10.26 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 8, 2013 (File No. 001-34575)).

*10.27

Stock Purchase Agreement, dated December 11, 2012, by and among Cambium Learning Group, Inc. and each of the persons and entities listed on Schedule I attached to the agreement (incorporated by reference to Exhibit 10.27 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 8, 2013 (File No. 001-34575)).

*10.28

Pre-Programmed Corporate Stock Repurchase Plan, dated June 5, 2012, by and among Cambium Learning Group, Inc. and Robert W. Baird & Co(incorporated by reference to Exhibit 10.28 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 8, 2013 (File No. 001-34575)).

*10.29

Amendment No. 1, dated March 19, 2013, to Consulting Agreement, dated July 24, 2009, between Cambium Learning Group, Inc. and Veronis Suhler Stevenson (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the three months ended March 31, 2013 filed with the SEC on May 9, 2013 (File No. 001-34575)).

Exhibit Number	Description
*+10.30

Employment agreement, dated March 19, 2013, between Cambium Learning Group, Inc. and John Campbell (incorporated by reference to Exhibit 10.2 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the three months ended March 31, 2013 filed with the SEC on May 9, 2013 (File No. 001-34575)).

*+10.31

Employment agreement, dated March 19, 2013, between Cambium Learning Group, Inc. and Barbara Benson (incorporated by reference to Exhibit 10.3 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the three months ended March 31, 2013 filed with the SEC on May 9, 2013 (File No. 001-34575)).

*+10.32

Employment agreement, dated March 19, 2013, between Cambium Learning Group, Inc. and Paul Fonte (incorporated by reference to Exhibit 10.4 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the three months ended March 31, 2013 filed with the SEC on May 9, 2013 (File No. 001-34575)).

*+10.33

Employment agreement, dated April 30, 2013, between Cambium Learning Group, Inc. and Joe Walsh (incorporated by reference to Exhibit 10.5 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the three months ended March 31, 2013 filed with the SEC on May 9, 2013 (File No. 001-34575)).

*10.34

Form of Stock Option Agreement for the Cambium Learning Group, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the three and six months ended June 30, 2013 filed with the SEC on August 8, 2013 (File No. 001-34575)).

*10.35

Asset Purchase Agreement Between Mimio, LLC and LAZEL, Inc. dated December 23, 2013 (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated December 23, 2013 (File No. 001-34575)).

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

*99.1

Form of E-mail Communication to Eligible Optionholders of Cambium Learning Group, Inc. (incorporated by reference to Exhibit  99.(A)(1)(B) to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on June 24, 2013(File No. 001-34575)) .

*99.2

Form of Communication to Eligible Optionholders of Cambium Learning Group, Inc. (incorporated by reference to Exhibit  99.(A)(1)(C) to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on June 24, 2013(File No. 001-34575)) .

Exhibit Number	Description
*99.3

Form of Notice of Withdrawal (incorporated by reference to Exhibit  99.(A)(1)(E) to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on June 24, 2013(File No. 001-34575)) .

*99.4

Form of Communication to Eligible Optionholders Participating in the Exchange Offer Confirming Receipt of Election Form (incorporated by reference to Exhibit  99.(A)(1)(F) to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on June 24, 2013(File No. 001-34575)) .

*99.5

Form of Communication to Eligible Optionholders Confirming Receipt of Notice of Withdrawal (incorporated by reference to Exhibit  99.(A)(1)(G) to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on June 24, 2013(File No. 001-34575)) .

*99.6

Form of Confirmation Letter to Eligible Optionholders Participating in the Exchange Offer (incorporated by reference to Exhibit  99.(A)(1)(H) to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on June 24, 2013(File No. 001-34575)) .

*99.7

Form of Communication to Eligible Optionholders Rejecting the Election Form under the Exchange Offer (incorporated by reference to Exhibit  99.(A)(1)(I) to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on June 24, 2013(File No. 001-34575)) .

*99.8

Form of Communication to Eligible Optionholders Rejecting the Notice of Withdrawal under the Exchange Offer (incorporated by reference to Exhibit  99.(A)(1)(J) to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on June 24, 2013(File No. 001-34575)) .

*99.9

Form of Reminder Communication to Eligible Optionholders about the Exchange Offer (incorporated by reference to Exhibit  99.(A)(1)(K) to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on June 24, 2013(File No. 001-34575)) .

*99.10

Form of Stock Option Agreement for the Cambium Learning Group, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit  99.(D)(2) to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on June 24, 2013(File No. 001-34575)) .

*99.11

Offer to Exchange Certain Outstanding Stock Options for New Stock Options, as amended July 8, 2013 (incorporated by reference to Exhibit  99.(A)(1)(A)  to Amendment No. 1 to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on July 8, 2013(File No. 001-34575)) .

*99.12

Form of Election Form, as amended July 8, 2013 (incorporated by reference to Exhibit  99.(A)(1)(D)  to Amendment No. 1 to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on July 8, 2013(File No. 001-34575)) .

*99.13

Form of E-mail Communication to Employees Eligible to Participate In Exchange Offer (incorporated by reference to Exhibit  99.(A)(1)(L)  to Amendment No. 1 to Cambium Learning Group, Inc.’s Tender Offer Statement on Schedule TO filed with the SEC on July 8, 2013(File No. 001-34575)) .

101.ins 101.def	XBRL Instance Document XBRL Taxonomy Extension Definition Linkbase Document.

101.sch	XBRL Taxonomy Extension Schema Document.

Exhibit Number	Description
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.