Form 10-Q
period 2014-03-31
CAMBIUM LEARNING GROUP, INC.
filed 2014-05-08
CIK 1466815

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 30, 2014 was 44,874,440.

Item 1. Financial Statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenues	$31,080	$31,429

Cost of revenues:
Cost of revenues	9,011	11,403
Amortization expense	4,080	3,707
Total cost of revenues	13,091	15,110

Research and development expense	2,747	2,331
Sales and marketing expense	10,582	10,333
General and administrative expense	5,180	6,793
Shipping and handling costs	196	299
Depreciation and amortization expense	1,064	1,216
Total costs and expenses	32,860	36,082

Loss before interest, other income (expense) and income taxes	(1,780)	(4,653)

Net interest expense	(4,738)	(4,576)
Loss on extinguishment of debt	(213)	—
Other income, net	215	219
Loss before income taxes	(6,516)	(9,010)

Income tax expense	(71)	(68)
Net loss	$(6,587)	$(9,078)

Other comprehensive loss:
Amortization of net pension loss	22	30
Comprehensive loss	$(6,565)	$(9,048)

Net loss per common share:
Basic	$(0.14)	$(0.19)
Diluted	$(0.14)	$(0.19)

Average number of common shares and equivalents outstanding:
Basic	45,685	47,397
Diluted	45,685	47,397

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	As of
	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,239	$67,993
Accounts receivable, net	10,599	15,767
Inventory	8,355	9,221
Restricted assets, current	1,343	1,343
Other current assets	7,175	6,873
Total current assets	68,711	101,197

Property, equipment and software at cost	45,061	43,224
Accumulated depreciation and amortization	(24,865)	(22,909)
Property, equipment and software, net	20,196	20,315

Goodwill	47,842	47,842
Acquired curriculum and technology intangibles, net	7,811	8,719
Acquired publishing rights, net	4,219	4,705
Other intangible assets, net	5,870	6,251
Pre-publication costs, net	14,115	13,401
Restricted assets, less current portion	5,166	5,492
Other assets	10,126	8,288
Total assets	$184,056	$216,210

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	As of
	March 31, 2014	December 31, 2013
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Capital lease obligations, current	$1,026	$995
Accounts payable	1,701	1,301
Accrued expenses	12,319	25,279
Deferred revenue, current	44,250	53,532
Total current liabilities	59,296	81,107

Long-term liabilities:
Long-term debt	172,536	174,491
Capital lease obligations, less current portion	1,755	2,019
Deferred revenue, less current portion	6,687	7,829
Other liabilities	13,726	13,954
Total long-term liabilities	194,704	198,293

Commitments and contingencies (See Note 12)

Stockholders' equity (deficit):
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at March 31, 2014 and December 31, 2013)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 51,208 and 51,208 shares issued, and 44,874 and 45,042 shares outstanding at March 31, 2014 and December 31,2013, respectively)	51	51
Capital surplus	283,785	283,673
Accumulated deficit	(339,282)	(332,695)
Treasury stock at cost (6,334 and 6,166 shares at March 31, 2014 and December 31, 2013, respectively)	(12,448)	(12,147)
Other comprehensive loss:
Pension and postretirement plans	(2,050)	(2,072)
Accumulated other comprehensive loss	(2,050)	(2,072)
Total stockholders' equity (deficit)	(69,944)	(63,190)
Total liabilities and stockholders' equity (deficit)	$184,056	$216,210

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(6,587)	$(9,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,144	4,923
Loss on extinguishment of debt	213	—
Amortization of note discount and deferred financing costs	429	430
Stock-based compensation and expense	112	229
Other	22	58

Changes in operating assets and liabilities:
Accounts receivable, net	5,168	(339)
Inventory	866	2,367
Other current assets	(302)	545
Other assets	(2,450)	(52)
Restricted assets	326	368
Accounts payable	400	(1,655)
Accrued expenses	(9,360)	(5,764)
Deferred revenue	(10,424)	(7,924)
Other long-term liabilities	(206)	(348)
Net cash used in operating activities	(16,649)	(16,240)

Investing activities:
Cash paid for acquisitions	(3,600)	—
Expenditures for property, equipment, software and pre-publication costs	(3,986)	(3,792)
Net cash used in investing activities	(7,586)	(3,792)

Financing activities:
Principal payments under capital lease obligations	(233)	(479)
Repayment of debt	(1,985)	—
Share repurchases	(301)	(244)
Net cash used in financing activities	(2,519)	(723)
Decrease in cash and cash equivalents	(26,754)	(20,755)

Cash and cash equivalents, beginning of year	67,993	51,904
Cash and cash equivalents, end of year	$41,239	$31,149

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

Presentation. The Condensed Consolidated Financial Statements include the accounts of Cambium Learning Group, Inc. and subsidiaries (the “Company”) and are unaudited. The condensed balance sheet as of December 31, 2013 has been derived from audited financial statements. All intercompany transactions are eliminated.

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Due to seasonality, the results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

Nature of Operations. The Company is a leading educational solutions and services company that is committed to helping all students reach their full potential by providing evidence-based solutions and expert professional services to empower educators and raise the achievement levels of all students. The Company’s brands include: Voyager Sopris Learning, Learning A–Z, ExploreLearning and Kurzweil Educational Systems. Together, these business units provide best-in-class intervention and supplemental instructional materials; gold-standard professional development and school-improvement services; breakthrough technology solutions for online learning and professional support; valid and reliable assessments; and proven materials to support a positive and safe school environment.

These brands comprise four reportable segments with separate management teams and infrastructures that offer various products and services: Voyager Sopris Learning, Learning A-Z, ExploreLearning and Kurzweil/IntelliTools. See Note 14 to the Condensed Consolidated Financial Statements for further information on the Company’s segment reporting structure.

Note 2 — Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.7 million at March 31, 2014 and $0.7 million at December 31, 2013. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment could reasonably be expected to cause sales returns to differ from historical experience.

Note 3 — Stock-Based Compensation and Expense

The stock-based compensation and expense recorded was allocated as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Cost of revenues	$9	$12
Research and development expense	22	28
Sales and marketing expense	24	22
General and administrative expense	57	167
Total	$112	$229

2014 Grants

On March 14, 2014, the Company granted 554,000 options under the Cambium Learning Group, Inc. 2009 Equity Incentive Plan (“Plan”) with a total grant date fair value, net of forecasted forfeitures, of $0.7 million.  Each of these options have a per-share exercise price of $2.14 and vest in equal monthly installments on the last day of each month of the four year period beginning on the first day of the month of grant.  The term of each of the options is ten years from the date of grant.

On March 26, 2014, the Company granted 35,000 options under the Plan with a total grant date fair value, net of forecasted forfeitures, of $0.1 million.  Each of these options have a per-share exercise price of $2.06 and vest in equal monthly installments on the last day of each month of the four year period beginning on the first day of the month of grant.  The term of each of the options is ten years from the date of grant.

Valuation assumptions

The following assumptions were used in the Black-Scholes option-pricing model to estimate the fair value of the awards granted during the three month period ended March 31, 2014:

Three Months Ended
March 31, 2014
Expected stock volatility	63.90%
Risk-free interest rate	1.91% - 2.05%
Expected years until exercise	6.25
Dividend yield	0.00%

Due to a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company used the simplified method as described in applicable accounting guidance for stock-based compensation to estimate the expected years until exercise on new awards.

Award activity

The following tables detail changes in the Company’s outstanding stock options during the three month period ended March 31, 2014.

	Three Months Ended March 31, 2014
Grant Date	Beginning Outstanding	Granted	Cancelled/Forfeited	Ending Outstanding
January 27, 2010	5,000	—	—	5,000
November 21, 2011	79,158	—	79,158	—
May 14, 2012	10,198	—	10,198	—
July 30, 2013	2,187,344	—	22,344	2,165,000
September 19, 2013	30,000	—	—	30,000
October 28, 2013	40,000	—	—	40,000
November 18, 2013	15,000	—	—	15,000
March 14, 2014	—	554,000	—	554,000
March 26, 2014	—	35,000	—	35,000
Total	2,366,700	589,000	111,700	2,844,000

During the three months ended March 31, 2014, the related restrictions lapsed on restricted common stock awards of 1,000 shares.

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

A reconciliation of the weighted-average number of common shares and equivalents outstanding used in the calculation of basic and diluted net loss per common share is shown in the table below for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2014	2013
Basic	45,685	47,397
Dilutive effect of awards	—	—
Diluted	45,685	47,397

Antidilutive securities:
Options	2,844	3,160
Warrants	—	282
Restricted stock	1	3

During the first quarter of 2014, the Company repurchased 167,961 shares of its outstanding common stock for $0.3 million.  After these transactions, the Company has $0.3 million remaining under its previously disclosed share repurchase authorization.

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

As of March 31, 2014, financial instruments include $41.2 million of cash and cash equivalents, restricted assets of $6.5 million, collateral investments of $4.1 million, and $172.5 million of senior secured notes.  As of December 31, 2013, financial instruments include $68.0 million of cash and cash equivalents, restricted assets of $6.8 million, collateral investments of $2.0 million, and $174.5 million of senior secured notes. The fair market values of cash equivalents and restricted assets are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period.

As of March 31, 2014, the fair value of the senior secured notes was $175.4 million based on quoted market prices in active markets for these debt instruments when traded as assets.

Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	As of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$6,509	$6,509	$—	$—
Collateral Investments:
Money Market	904	904	—	—
Certificate of Deposit	3,199	3,199	—	—

(in thousands)		Fair Value at Reporting Date Using
Description	As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$6,835	$6,835	$—	$—
Collateral Investments:
Money Market	903	903	—	—
Certificate of Deposit	1,068	1,068	—	—

(in thousands)	Total Gains (Losses) for the Three Months Ended March 31,
Description	2014	2013
Restricted Assets:
Money Market	$—	$—
Collateral Investments:
Money Market	—	—
Certificate of Deposit	—	—
Warrant	—	22
Assets held for sale:
Recovered Properties	—	—
CVRs	—	(55)

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

The CVR payment dates were in September 2010, June 2011, and June 2013, with $1.1 million, $2.0 million, and $7.7 million, respectively, distributed to the escrow agent at those times for distribution to holders of the CVRs.  The final payment comprised $5.8 million related to a Michigan state tax matter and $1.9 million related to a potential tax indemnity obligation. Restricted cash in an escrow account for the benefit of the CVRs was $3.0 million for the potential tax indemnity obligation.  As the potential tax indemnity obligation was not triggered, the remaining $1.1 million in the escrow account reverted back to the general cash of the Company in the second quarter of 2013.

Assets and liabilities measured at fair value on a non-recurring basis are listed below at their carrying values as of each reporting date:

(in thousands)		Value at Reporting Date Using
Description	As of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842

Property, equipment and software	20,196	—	—	20,196
Pre-publication costs, net	14,115	—	—	14,115
Acquired curriculum and technology intangibles, net	7,811	—	—	7,811
Acquired publishing rights, net	4,219	—	—	4,219
Other intangible assets, net	5,870	—	—	5,870

(in thousands)		Value at Reporting Date Using
Description	As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842

Property, equipment and software	20,315	—	—	20,315
Pre-publication costs, net	13,401	—	—	13,401
Acquired curriculum and technology intangibles, net	8,719	—	—	8,719
Acquired publishing rights, net	4,705	—	—	4,705
Other intangible assets, net	6,251	—	—	6,251

(in thousands)	Total Gains (Losses) for the Three Months Ended March 31,
Description	2014	2013
Goodwill	$—	$—

Property, equipment and software	—	—
Pre-publication costs, net	—	—
Acquired curriculum and technology intangibles, net	—	—
Acquired publishing rights, net	—	—
Other intangible assets, net	—	—

Note 6 — Other Current Assets

Other current assets at March 31, 2014 and December 31, 2013 consisted of the following:

	As of
(in thousands)	March 31, 2014	December 31, 2013
Deferred costs	$4,081	$4,968
Prepaid expenses	2,387	1,369
Deferred taxes	536	536
Other current assets	171	—
Total	$7,175	$6,873

Note 7 — Other Assets

Other assets at March 31, 2014 and December 31, 2013 consisted of the following:

	As of
(in thousands)	March 31, 2014	December 31, 2013
Collateral investments	$4,103	$1,971
Deferred financing costs	3,929	4,541
Other	2,094	1,776
Total	$10,126	$8,288

The deferred financing costs represent costs incurred in connection with the issuance of the 9.75% senior secured notes as described in Note 13 to the Condensed Consolidated Financial Statements.

During the first quarter of 2014, the Company purchased an additional $2.1 million certificate of deposit to serve as collateral for the outstanding letters of credit.  The letters of credit had previously been collateralized by the ABL Facility that was terminated on March 26, 2014 as described in Note 13 to the Condensed Consolidated Financial Statements.

Note 8 — Accrued Expenses

Accrued expenses at March 31, 2014 and December 31, 2013 consisted of the following:

	As of
(in thousands)	March 31, 2014	December 31, 2013
Salaries, bonuses and benefits	$5,576	$9,687
Accrued interest	2,108	6,471
Pension and post-retirement medical benefits	1,172	1,214
Accrued royalties	976	1,649
Headsprout acquisition accrual	—	3,600
Other	2,487	2,658
Total	$12,319	$25,279

Accrued interest primarily relates to the 9.75% senior secured notes. The notes require semi-annual interest payments in arrears on each February 15 and August 15 over the life of the notes.

In December 2013, LAZEL, Inc., a wholly owned subsidiary of the Company, completed the acquisition of certain assets of Headsprout for $4.0 million.  Of the total purchase price, $3.6 million was paid in January 2014 and the remaining $0.4 million will be paid 18 months after the closing date subject to the holdback provisions of the purchase agreement.  The remaining accrual of $0.4 million is included in Other Liabilities as disclosed in Note 9 below.

Note 9 — Other Liabilities

Other liabilities at March 31, 2014 and December 31, 2013 consisted of the following:

	As of
(in thousands)	March 31, 2014	December 31, 2013
Pension and post-retirement medical benefits, long-term portion	$10,059	$10,241
Deferred rent	1,161	1,201
Long-term income tax payable	914	902
Long-term deferred tax liability	570	570
Long-term deferred compensation	472	491
Headsprout acquisition accrual	400	400
Other	150	149
Total	$13,726	$13,954

Note 10 — Pension Plan

The net pension costs of the Company’s defined benefit pension plan were primarily comprised of interest costs and totaled $0.1 million for the three month periods ended March 31, 2014 and 2013.  The net pension costs for the three months ended March 31, 2014 and 2013 also included immaterial accumulated net loss amortization.

Note 11 — Uncertain Tax Positions

The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in its financial statements. For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in its financial statements is recorded on the Condensed Consolidated Balance Sheet as an unrecognized tax benefit (“UTB”). The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities. The balance of UTBs was $6.4 million at March 31, 2014 and December 31, 2013.

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

Note 12 — Commitments and Contingencies

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

From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business. These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. These open purchase commitments totaled $0.3 million as of March 31, 2014.

The Company has letters of credit outstanding as of March 31, 2014 in the amount of $2.5 million to support the build-to-suit lease, credit collections, performance bonds for certain contracts and workers’ compensation activity. The Company maintains certificates of deposit as collateral for the letters of credit. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificates of deposit and money market fund investment are recorded in Other Assets.

Note 13 — Long-Term Debt

Long-term debt consists of the following at March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
9.75% senior secured notes due February 15, 2017, interest payable semiannually	$173,000	$175,000
Less: Unamortized discount	(464)	(509)
Total long-term debt	$172,536	$174,491

In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”). Deferred financing costs are capitalized in Other Assets in the Condensed Consolidated Balance Sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at March 31, 2014 and December 31, 2013 were $3.9 million and $4.5 million, respectively, related to the Notes and an asset-based revolving credit facility which was terminated in the first quarter of 2014.

Interest on the Notes accrues at a rate of 9.75% per annum from the date of original issuance and is payable semi-annually in arrears on each February 15 and August 15 to the holders of record of the Notes on the immediately preceding February 1 and August 1. No principal repayments are due until the maturity date of the Notes.

The Notes are secured by (i) a first priority lien on substantially all of the Company’s assets including capital stock of the guarantors (which are certain of the Company’s subsidiaries), and (ii) a second-priority lien, prior to the termination of the ABL Facility (as defined and described below), on substantially all of the inventory and accounts receivable and related assets of the ABL Credit Parties, in each case, subject to certain permitted liens. The Notes also contain customary covenants, including limitations on the Company’s ability to incur debt, and events of default as defined by the agreement. The Company may, at its option, redeem the Notes prior to their maturity based on the terms included in the agreement.

During the quarter ended March 31, 2014, the Company repurchased $2.0 million aggregate principal amount of Notes for approximately $2.0 million, plus accrued and unpaid interest. A Loss on Extinguishment of Debt of $0.1 million was recorded in connection with the repurchase primarily related to the write-off of unamortized deferred financing costs.  In April 2014, the Company repurchased an additional $5.0 million aggregate principal amount of Notes for $5.1 million, plus accrued and unpaid interest.

ABL Facility. In February 2011, the Company’s wholly owned subsidiary, Cambium Learning, Inc. (together with its wholly owned subsidiaries, the “ABL Credit Parties”), entered into a credit facility (the “ABL Facility”) pursuant to a Loan and Security Agreement (the “ABL Loan Agreement”), by and among the ABL Credit Parties, Harris N.A., individually and as Agent (the “Agent”) for any ABL Lender (as hereinafter defined) which is or becomes a party to said ABL Loan Agreement, certain other lenders party thereto (together with Harris N.A. in its capacity as a lender, the “ABL Lenders”), Barclays Bank PLC, individually and as Collateral Agent, and BMO Capital Markets and Barclays Capital, as Joint Lead Arrangers and Joint Book Runners. The ABL Facility consisted of a four-year $40.0 million revolving credit facility, which included a $5.0 million subfacility for swing line loans and a $5.0 million subfacility for letters of credit.

The ABL Facility was, subject to certain exceptions, secured by a first-priority lien on the ABL Credit Parties’ inventory and accounts receivable and related assets and a second-priority lien (junior to the lien securing the ABL Credit Parties’ obligations with respect to the Notes) on substantially all of the ABL Credit Parties’ other assets.

The ABL Credit Parties were required to pay, quarterly in arrears, an unused line fee equal to the product of (x) either 0.375% or 0.50% (depending upon the ABL Credit Parties’ fixed charge coverage ratio at the time) and (y) the average daily unused amount of the revolver. The ABL Facility contained a financial covenant that generally required the ABL Credit Parties to maintain, on a consolidated basis, either (i) excess availability of at least the greater of $8 million and 15% of the revolver commitment or (ii) a fixed charge coverage ratio of 1.1 to 1.0.

During the first quarter of 2014, the Company’s excess availability and fixed charge coverage ratios fell below the required thresholds, which put the Company in a Trigger Period as defined under the ABL Facility agreement.  On March 26, 2014, the Company terminated the ABL Facility.  As the Company did not have any funds outstanding under the facility and does not anticipate any borrowing needs in the near term, the Company does not expect this to have any impact on its liquidity. A Loss on Extinguishment of Debt of $0.2 million was recorded in connection with the termination related to the write-off of unamortized deferred financing costs.

Note 14 — Segment Reporting

The Company operates in four reportable segments with separate management teams and infrastructures that offer various products and services:

Voyager Sopris Learning:

Voyager Sopris Learning (“VSL”) is committed to partnering with school districts to overcome obstacles that students, teachers, and school leaders face every day. The suite of instructional and service solutions that VSL provides are not only research based, but also evidence based—proven to increase student achievement and educator effectiveness. VSL solutions have been fully tested in the classroom, ensuring that they are easy to implement and teacher friendly. They are innovative, both in overall instructional approach and in the strategic use of technology in blended and 100% online solutions, and they are supported by an unparalleled commitment to build local capacity for sustained success. With a comprehensive suite of instructional resources, VSL provides assessments, professional development and school-improvement services, literacy and math instructional tools—both comprehensive intervention and supplemental—and resources to build a positive school climate. VSL’s products include the work of world-renowned researchers and education leaders.

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

On April 17, 2014, the Company completed a sale of the IntelliTools product line.

Other:

This consists of unallocated shared services, such as accounting, legal, human resources and corporate related items. Depreciation and amortization expense, interest income and expense, other income and expense, and income taxes are also included in Other, as the Company and its chief operating decision maker evaluate the performance of operating segments excluding these captions.

The following table represents the revenues, operating expenses, income (loss) from operations, and capital expenditures which are used by the Company’s chief operating decision maker to measure the segment’s operating performance. The Company does not track assets directly by segment and the chief operating decision maker does not use assets to measure a segment’s operating performance, and therefore this information is not presented.

(in thousands)	Voyager Sopris Learning	Learning A-Z	ExploreLearning	Kurzweil/ IntelliTools	Other	Consolidated
Quarter ended March 31, 2014
Net revenues	$14,311	$10,181	$4,474	$2,114	$—	$31,080
Cost of revenues	7,409	422	740	440	—	9,011
Amortization	—	—	—	—	4,080	4,080
Total cost of revenues	7,409	422	740	440	4,080	13,091
Other operating expenses	6,583	4,404	2,704	1,216	3,798	18,705
Depreciation and amortization	—	—	—	—	1,064	1,064
Net interest expense	—	—	—	—	4,738	4,738
Loss on extinguishment of debt	—	—	—	—	213	213
Other income, net	—	—	—	—	(215)	(215)
Income tax expense	—	—	—	—	71	71
Segment net income (loss)	$319	$5,355	$1,030	$458	$(13,749)	$(6,587)
Capital expenditures	$1,480	$1,444	$341	$135	$586	$3,986
(in thousands)	Voyager Sopris Learning	Learning A-Z	ExploreLearning	Kurzweil/ IntelliTools	Other	Consolidated
Quarter ended March 31, 2013
Net revenues	$17,463	$7,620	$3,751	$2,595	$—	$31,429
Cost of revenues	10,054	253	487	597	12	11,403
Amortization	—	—	—	—	3,707	3,707
Total cost of revenues	10,054	253	487	597	3,719	15,110
Other operating expenses	7,836	3,077	2,137	1,130	5,576	19,756
Depreciation and amortization	—	—	—	—	1,216	1,216
Net interest expense	—	—	—	—	4,576	4,576
Other income, net	—	—	—	—	(219)	(219)
Income tax expense	—	—	—	—	68	68
Segment net income (loss)	$(427)	$4,290	$1,127	$868	$(14,936)	$(9,078)
Capital expenditures	$1,690	$1,077	$322	$72	$631	$3,792

The capital expenditures disclosed for each segment represent development expenses, primarily developed curriculum and capitalized software.  The capital expenditures disclosed for Other represent general capital expenditures that benefit the entire Company such as back-office systems, computer equipment or office furniture.

Note 15 — Related Parties

As previously disclosed, the Company is party to a consulting fee agreement with VSS entitling VSS to the following fees: (i) a fee equal to 1% of the gross proceeds of any debt or equity financing by the Company, and (ii) a fee equal to 1% of the enterprise value of any entities acquired or disposed of by the Company.  During the first quarter of 2014, the Company accrued forty thousand dollars under this agreement as a result of the Headsprout acquisition.

Note 16 — Subsequent Events

On April 17, 2014, the Company completed a sale of the IntelliTools product line for $0.8 million.  Any recognized gain or loss on the transaction is not expected to be significant.

In April 2014, the Company repurchased an additional $5.0 million aggregate principal amount of Notes for $5.1 million, plus accrued and unpaid interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with the audited Consolidated Financial Statements of Cambium Learning Group, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “projects,” “forecasts,” “plans,” “anticipates,” “targets,” “outlooks,” “initiatives,” “visions,” “objectives,” “strategies,” “opportunities,” “drivers,” “intends,” “scheduled to,” “seeks,” “may,” “will,” or “should,” or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy, plans, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements, as it is impossible for us to anticipate all factors that could affect our actual results. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in Part II, Item 1A and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013, and those described from time to time in our future reports filed with the SEC. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the results of any revisions to the forward-looking statements made in this report.

Our Company

We are a leading educational solutions and services company that is committed to helping all students reach their full potential by providing evidence-based solutions and expert professional services to empower educators and raise the achievement levels of all students. Our brands include: Voyager Sopris Learning (www.voyagersopris.com), Learning A–Z (www.learninga-z.com), ExploreLearning® (www.explorelearning.com www.reflexmath.com) and Kurzweil Educational Systems® (www.kurzweiledu.com). Together, these business units provide best-in-class intervention and supplemental instructional materials; gold-standard professional development and school-improvement services; breakthrough technology solutions for online learning and professional support; valid and reliable assessments; and proven materials to support a positive and safe school environment.

Our products have continued to receive awards and accolades from industry publications including the Best Educational Software (BESSIE) awards from the ComputED Gazette, the CODiE awards from the Software and Information Industry Association and the Education Software Review Awards (EDDIES) by The ComputED Gazette.

The following products were recently named finalists for the 2014 CODiE awards:

•	Learning A-Z – ReadingA-Z.com
•	Learning A-Z – Raz-Kids.com
•	Learning A-Z – ScienceA-Z.com
•	ExploreLearning – Gizmos
•	ExploreLearning – Reflex

Overview

Order volume is an internal metric that is a leading indicator of revenues.  For the first three months of 2014, company-wide order volumes declined 7% compared to the same period of 2013, and order volume changes by segment were as follows:

•	Voyager Sopris Learning decreased 18%
•	Learning A-Z increased 24%
•	ExploreLearning decreased 7%
•	Kurzweil/IntelliTools decreased 31%

Learning A-Z continued its trend of double-digit growth rates.  Offsetting this growth, Voyager Sopris Learning and Kurzweil/IntelliTools continued to show order volume declination as reductions in legacy products are currently outpacing gains from newer online and technology-enabled solutions.  The decline in order volume in ExploreLearning was primarily due to timing as a large multi-year order was received in the first quarter of 2013.  ExploreLearning order volume growth for the trailing twelve months ended March 31, 2014 compared to the trailing twelve months ended March 31, 2013 was 21%.

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

Overall, GAAP net revenues for the first three months of 2014 decreased by 1.1% to $31.1 million compared with $31.4 million in the first three months of 2013. GAAP net revenues by segment for the first three months of 2014, and the percentage change from the first three months of 2013, were as follows:

•	Voyager Sopris Learning: $14.3 million, decreased 18%
•	Learning A-Z: $10.2 million, increased 34%
•	ExploreLearning: $4.5 million, increased 19%
•	Kurzweil/IntelliTools: $2.1 million, decreased 19%

To facilitate expected growth in our Learning A-Z and ExploreLearning segments, we have made investments in 2013 and continuing into 2014 in our sales force and product development efforts, which are expected to increase costs as a percentage of net revenues for the full year 2014.  These cost increases were partially offset by the impact of right-sizing efforts completed by VSL in 2013.

Segment Results of Operations

Our brands comprise four reportable segments with separate management teams and infrastructures that offer various products and services: Voyager Sopris Learning, Learning A-Z, ExploreLearning and Kurzweil/IntelliTools.

Voyager Sopris Learning

Voyager Sopris Learning (“VSL”) is committed to partnering with school districts to overcome obstacles that students, teachers, and school leaders face every day. The suite of instructional and service solutions we provide is not only research based, but also evidence based—proven to increase student achievement and educator effectiveness. Our solutions have been fully tested in the classroom, ensuring that they are easy to implement and teacher friendly. They are innovative, both in overall instructional approach and in the strategic use of technology in blended and 100% online solutions, and they are supported by an unparalleled commitment to build local capacity for sustained success. With a comprehensive suite of instructional resources, we provide assessments, professional development and school-improvement services, literacy and math instructional tools—both comprehensive intervention and supplemental—and resources to build a positive school climate.

Results of Operations

Order volumes in the VSL segment declined 18% in the three months ended March 31, 2014 from the same period in 2013.  School district funding continues to undergo significant change and uncertainty, and the current environment had made growth challenging for VSL.  We believe that VSL order volume declines are also attributable to slow execution of the unit’s product development strategies as well as some confusion in the marketplace due to the debates around the movement to Common Core State Standards.

GAAP net revenues for Voyager Sopris Learning were down $3.2 million, or 18.0%, for the three months ended March 31, 2014 from the same period in 2013 as a result of the order volume declines.  VSL costs benefitted from right-sizing efforts completed in 2013.

We expect sales of purely print-based products to continue to decline.  Therefore, to stabilize order volumes and enable growth in future years, the Company will focus its development efforts on technology solutions, especially those opportunities that help school districts implement the new Common Core State Standards or other State-based curriculum or assessment standards.  We believe that the efficacy of our products and the transition of our existing content to technology-based learning solutions will eventually offset the weakness in our legacy print-based offerings and return the segment to growth.  However, these products take a significant amount of time to develop and gain customer acceptance.  In the Company’s Form 10-K for the year ended December 31, 2013, management disclosed an expectation that overall VSL order volumes would continue to decline in 2014, but at a lower percentage than the 12% decline experienced in 2013.  The first quarter 2014 order volume declines of 18% were disappointing and do create some risk to the achievement of this expectation.  However, the first quarter is seasonally the least important quarter, and greater visibility is expected as we ramp up to the 2014-2015 school year.

Learning A-Z

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

Results of Operations

For the three months ended March 31, 2014, Learning A-Z order volume exceeded the same period in 2013 by 24%.  GAAP net revenues for Learning A-Z were higher by $2.6 million, or 33.6%, for the three months ended March 31, 2014 from the same period in 2013, which was consistent with its order volume trends.  Learning A-Z revenues are recognized pro rata over their subscription periods, which are generally for one year but can be for longer periods.

Learning A-Z has realized double-digit order volume growth for several years and we believe this unit will continue to deliver strong growth.  We believe that the value proposition offered by the Learning A-Z products will continue to be compelling due to quality content and award-winning technology.  To facilitate this expected growth, we are making significant investments in our sales force and product development efforts.  Learning A-Z products are aligned with the Common Core State Standards and this will continue to be a focus in future development.  Costs as a percentage of net revenues are higher in 2014 than experienced in 2013 as a result of these investments.

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

Results of Operations

Order volumes in the ExploreLearning segment declined 7% in the three months ended March 31, 2014 from the same period in 2013.  The decline in order volume in ExploreLearning was primarily due to timing as a large multi-year order was received in the first quarter of 2013.  GAAP net revenues for ExploreLearning were higher by $0.7 million, or 19.3%, for the three months ended March 31, 2014 from the same period in 2013.  Although order volumes declined relative to the first quarter of 2013, revenues increased due to the recognition of prior period sales which are recorded pro rata over their subscription periods, which are generally for one year but can be for longer periods.

We believe that the value proposition offered by the ExploreLearning products will continue to be compelling due to quality content and award-winning technology and we expect strong growth in the coming years.  ExploreLearning’s 2013 order volumes included several large multi-year deals.  Therefore, we believe that order volume growth from 2013 to 2014, while still strong, will be a lower percentage growth than the 27% growth experienced from 2012 to 2013.   To ensure that ExploreLearning is well positioned for expected future growth, we are making significant investments in 2014 in this segment for the enhancement of existing products, the development of new products, and the expansion of the sales force.  Costs as a percentage of net revenues were higher in the first quarter of 2014 compared to the same period in 2013 as a result of these investments.

Kurzweil/IntelliTools

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

In March 2014, Alex Saltonstall, President of Kurzweil/IntelliTools, resigned from the Company.  John Campbell, Chief Executive Officer of the Company, is currently performing management oversight for this segment.

In April 2014, the Company completed the sale of its IntelliTools product line for $0.8 million.  Net revenues associated with the IntelliTools product line for the year ended December 31, 2013 were $1.0 million.

Results of Operations

Order volumes in the Kurzweil/IntelliTools segment declined 31% in the three months ended March 31, 2014 from the same period in 2013.  Declines are attributable to the segment’s transition to a subscription model rather than its historical perpetual model.  Additionally, management believes that customers are increasingly meeting their special education and text-to-speech needs with free and low-priced, but less comprehensive, solutions.  GAAP net revenues for Kurzweil/IntelliTools declined by $0.5 million, or 18.5%, for the three months ended March 31, 2014 from the same period in 2013.  The decline in net revenues was less significant than the decline in order volume as we recognized revenues for prior period service and technology sales that were delivered in the first quarter of 2014.

Going forward, the Company plans to continue to invest in improving the firefly offering which brings many of the capabilities of the Kurzweil 3000 product to the web.  This subscription solution has shown strong year over year growth and high renewal rates and will continue to be the focus of the business unit. We believe that the strength of the firefly solution and potentially the development of other subscription-based products will eventually return the segment to growth, but we expect Kurzweil/IntelliTools order volumes to continue to decline in 2014. In the Company’s Form 10-K for the year ended December 31, 2013, management disclosed an expectation that Kurzweil/IntelliTools order volumes would continue to decline in 2014, but at a lower percentage than the 13% decline experienced in 2013.  The first quarter 2014 order volume declines of 31% and the sale of the IntelliTools product line could make achievement of this expectation difficult, but future quarters will provide greater visibility.  In addition to expected order volume declines, the transition to subscription-based products where revenues are recognized pro rata over the subscription life will likely result in a decline in GAAP net revenues greater than the decline in order volumes.  We expect any decline in order volumes or GAAP net revenues to reduce segment earnings.

 Shared Services and Other

Shared services and other include accounting, legal, human resources and corporate related items, as well as depreciation and amortization expense, interest income and expense, other income and expense, and income taxes.  The Company does not allocate any of these costs to its segments, and our chief operating decision maker evaluates the performance of operating segments excluding these items.

First Quarter of Fiscal 2014 Compared to the First Quarter of Fiscal 2013

	Three Months Ended				Year Over Year Change
(in thousands)	March 31, 2014		March 31, 2013		Favorable/(Unfavorable)
	Amount	% of Revenues	Amount	% of Revenues	$	%
Net revenues:
Voyager Sopris Learning	$14,311	46.0%	$17,463	55.6%	$(3,152)	(18.0)%
Learning A-Z	10,181	32.8%	7,620	24.2%	2,561	33.6%
ExploreLearning	4,474	14.4%	3,751	11.9%	723	19.3%
Kurzweil/IntelliTools	2,114	6.8%	2,595	8.3%	(481)	(18.5)%
Total net revenues	31,080	100.0%	31,429	100.0%	(349)	(1.1)%

Cost of revenues:
Voyager Sopris Learning	7,409	23.8%	10,054	32.0%	2,645	26.3%
Learning A-Z	422	1.4%	253	0.8%	(169)	(66.8)%
ExploreLearning	740	2.4%	487	1.5%	(253)	(52.0)%
Kurzweil/IntelliTools	440	1.4%	597	1.9%	157	26.3%
Shared Services	—	0.0%	12	0.0%	12	100.0%
Amortization expense	4,080	13.1%	3,707	11.8%	(373)	(10.1)%
Total cost of revenues	13,091	42.1%	15,110	48.1%	2,019	13.4%

Research and development expense	2,747	8.8%	2,331	7.4%	(416)	(17.8)%
Sales and marketing expense	10,582	34.0%	10,333	32.9%	(249)	(2.4)%
General and administrative expense	5,180	16.7%	6,793	21.6%	1,613	23.7%
Shipping and handling costs	196	0.6%	299	1.0%	103	34.4%
Depreciation and amortization expense	1,064	3.4%	1,216	3.9%	152	12.5%
Loss before interest, other income (expense) and income taxes	(1,780)	(5.7)%	(4,653)	(14.8)%	2,873	61.7%

Net interest expense	(4,738)	(15.2)%	(4,576)	(14.6)%	(162)	(3.5)%
Loss on extinguishment of debt	(213)	(0.7)%	-	0.0%	(213)	(100.0)%
Other income (expense), net	215	0.7%	219	0.7%	(4)	(1.8)%
Income tax expense	(71)	(0.2)%	(68)	(0.2)%	(3)	(4.4)%
Net loss	$(6,587)	(21.2)%	$(9,078)	(28.9)%	$2,491	27.4%

Net Revenues.

Our total net revenues decreased $0.3 million, or 1.1%, to $31.1 million in the first quarter of 2014 compared to the same period in 2013. Although our overall order volume decreased 7% from the first quarter of 2013, the decline in net revenues was less significant as we recognized revenues for prior period service and technology sales that were delivered in the first quarter of 2014.

Cost of Revenues.

Cost of revenues includes expenses to print, purchase, handle and warehouse our products, as well as order processing and royalty costs, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $2.4 million, or 21.0%, to $9.0 million in the first quarter of 2014 compared to the same period in 2013.  This decline was primarily due to lower order volumes in our Voyager Sopris Learning segment.

Amortization Expense.

Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the first quarter of 2014 increased $0.4 million compared to the first quarter of 2013, or 10.1%, primarily due to continued investments in developed pre-publication and technology which increased the amount of assets being amortized.  This increase was partially offset by a reduction in acquired intangible asset amortization as a majority of these assets are amortized using accelerated methodologies.

Research and Development Expense.

Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the first quarter of 2014 increased $0.4 million, or 17.8%, to $2.7 million compared to the first quarter of 2013 as we continue to invest in our product offerings.

Sales and Marketing Expense.

Sales and marketing expenditures include all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the first quarter of 2014 increased $0.2 million, or 2.4%, compared to the first quarter of 2013 primarily due to increased investments in the Learning A-Z and ExploreLearning sales forces.  These investments were slightly offset by cost savings in the Voyager Sopris Learning segment.

General and Administrative Expense.

General and administrative expenses for the first quarter of 2014 decreased $1.6 million, or 23.7%, from the first quarter of 2013 to $5.2 million.  This decline was primarily due to the severance charges recorded in the first quarter of 2013 of $1.5 million.

Shipping and Handling Costs.

Shipping and handling costs recognized in the first quarter of 2014 decreased $0.1 million, or 34.4%, from the first quarter of 2013 to $0.2 million primarily due to a reduction in order volume in our Voyager Sopris Learning segment.

Net Interest Expense.

Net interest expense increased by $0.2 million, or 3.5%, to $4.7 million in the first quarter of 2014 compared to the same period in 2013 due to a reduction in interest income on state tax receivables.

Loss on Extinguishment of Debt.

The charges incurred in the first quarter of 2014 represent the write-off of deferred financing costs and issuance discounts for the terminated ABL facility and the portion of the senior secured notes that were repurchased during the quarter.

Income Tax Provision.

During the first quarter of 2014 and 2013, we recorded state income tax expense of $0.1 million. We continue to maintain a valuation allowance against our deferred tax assets, which eliminated the deferred tax benefit generated.

Liquidity and Capital Resources

 Because sales seasonality affects operating cash flow, we normally incur a net cash deficit from all of our activities through the early part of the third quarter of the year. We typically fund these seasonal deficits through the drawdown of cash. The cash balance as of March 31, 2014 was $41.2 million. The primary sources of liquidity are our current cash balances and our annual cash flow from operations and the primary liquidity requirements relate to interest on our long-term debt, pre-publication costs, capital investments and working capital. We believe that based on current and anticipated levels of operating performance and cash flow from operations, we will be able to make required interest payments on our debt and fund our working capital and capital expenditure requirements for the next 12 months.

Long-term debt

During the quarter ended March 31, 2014, we repurchased $2.0 million aggregate principal amount of our 9.75% senior secured notes (“Notes”) for approximately $2.0 million, plus accrued and unpaid interest. A Loss on Extinguishment of Debt of $0.1 million was recorded in connection with the repurchase primarily related to the write-off of unamortized deferred financing costs.  In April 2014, we repurchased an additional $5.0 million aggregate principal amount of Notes for $5.1 million, plus accrued and unpaid interest.

On March 26, 2014, we terminated our four-year $40.0 million revolving credit facility.  As we did not have any funds outstanding under the facility and do not anticipate any borrowing needs in the near term, we do not expect this to have any impact on our liquidity.  A Loss on Extinguishment of Debt of $0.2 million was recorded in connection with the termination related to the write-off of unamortized deferred financing costs.

Cash flows

Cash from operations is seasonal, with more cash generated in the second half of the year than in the first half of the year. Cash is historically generated during the second half of the year because the buying cycle of school districts generally starts at the beginning of each new school year in the fall. Cash used in our operating, investing and financing activities is summarized below:

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Operating activities	$(16,649)	$(16,240)
Investing activities	(7,586)	(3,792)
Financing activities	(2,519)	(723)

Operating activities. Cash used in operations was $16.6 million and $16.2 million for the three month periods ended March 31, 2014 and 2013, respectively. Cash from operations was impacted by a lower net loss in 2014 versus 2013, the timing of accounts receivable collections, and the movement of $2.1 million of cash to certificates of deposit to collateralize certain letters of credit after the termination of the ABL facility.

Investing activities. Cash used in investing activities was $7.6 million in the first three months of 2014 compared to $3.8 million in the first three months of 2013. The increase in investing cash outflows is primarily due to the payment of a purchase price accrual of $3.6 million related to the 2013 Headsprout acquisition and an increase in capital expenditures of $0.2 million.

Financing activities. Cash used in financing activities was $2.5 million in the first three months of 2014 and $0.7 million in the first three months of 2013. The increase in financing cash outflows was primarily due to the $2.0 million repurchase of Notes completed in the first quarter of 2014.  The remaining cash flows in each period represent principal payments under capital lease obligations and share repurchases.

Outlook.  The following future cash outflows have been made or are expected:

In April 2014, we repurchased an additional $5.0 million aggregate principal amount of Notes for $5.1 million plus accrued and unpaid interest.

We have $0.3 million remaining under the existing share repurchase authorization.

Full year capital expenditures are expected to range between $18 million and $20 million.

Non-GAAP Measures

The net loss as reported on a GAAP basis includes material non-operational and non-cash items. We believe that earnings (loss) from operations before interest, income taxes, and depreciation and amortization, or EBITDA, and Adjusted EBITDA, which further excludes non-operational and non-cash items, provide useful information for investors to assess the results of the ongoing business of the Company.   In 2014, management began using a new non-GAAP metric, which it refers to as Cash Income, to set and measure progress towards performance targets, which directly affect compensation for employees and executives.  Cash Income reduces Adjusted EBITDA for capital expenditures and removes the timing differences for recognition of deferred revenues and related deferred expenses.

EBITDA, Adjusted EBITDA and Cash Income are not prepared in accordance with GAAP and may be different from similarly named, non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We believe that these non-GAAP measures provide useful information to investors because they reflect the underlying performance of the ongoing operations of the Company and provide investors with a view of the Company’s operations from management’s perspective. Adjusted EBITDA and Cash Income remove significant purchase accounting, non-operational or certain non-cash items from earnings. We use Adjusted EBITDA and Cash Income to monitor and evaluate the operating performance of the Company and as the basis to set and measure progress towards performance targets, which directly affect compensation for employees and executives. We generally use these non-GAAP measures as measures of operating performance and not as measures of liquidity. Our presentation of EBITDA, Adjusted EBITDA and Cash Income should not be construed as an indication that our future results will be unaffected by unusual, non-operational or non-cash items.

Below are reconciliations between Net Loss and Cash Income (Loss) for the three month periods ended March 31, 2014 and 2013:

Reconciliation Between Net Loss and Cash Income (Loss) for the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
($ in thousands)	2014	2013
Net loss	$(6,587)	$(9,078)
Reconciling items between net loss and EBITDA:
Depreciation and amortization	5,144	4,923
Net interest expense	4,738	4,576
Income tax expense	71	68
Income (loss) from operations before interest, income taxes, and depreciation and amortization (EBITDA)	3,366	489

Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	(215)	(219)
Loss on extinguishment of debt	213	—
Merger and acquisition activities (b)	150	158
Stock-based compensation and expense (c)	112	229
Adjustments related to purchase accounting (a)	—	29
Adjustments to CVR liability (d)	—	55
Management transition (e)	—	1,501
Adjusted EBITDA	3,626	2,242

Change in deferred revenues	(10,424)	(7,924)
Change in deferred costs	1,100	1,137
Capital expenditures	(3,986)	(3,792)
Cash income (loss)	$(9,684)	$(8,337)

Adjusted EBITDA and Cash Income (Loss) by segment were as follows:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
($ in thousands)	Adjusted EBITDA	Cash Income (Loss)	Adjusted EBITDA	Cash Income (Loss)
Voyager Sopris Learning	$351	$(4,777)	$(331)	$(5,312)
Learning A-Z	5,383	1,190	4,306	1,510
ExploreLearning	1,042	(1,878)	1,144	(953)
Kurzweil/IntelliTools	461	(21)	869	796
Shared Services	(3,611)	(4,198)	(3,746)	(4,378)
Total	$3,626	$(9,684)	$2,242	$(8,337)
(a)

Under applicable accounting guidance for business combinations, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value. First quarter 2013 net revenues have been reduced in the historical financial statements due to the write-down of deferred revenue to its estimated fair value as of the merger date. The write-down was determined by estimating the cost to fulfill the related future customer obligations plus a normal profit margin. Partially offsetting this impact, first quarter 2013 cost of revenues were reduced for other purchase accounting adjustments, primarily a write-down of deferred costs to zero at the acquisition date. The adjustment of deferred revenue and deferred costs to fair value is required only at the purchase accounting date; therefore, its impact on net revenues and cost of revenues is non-recurring.

(b)	Costs are related to merger and acquisition activities including due diligence and other non-operational charges such as pension and severance costs for former employees.
(c)	Stock-based compensation and expense is primarily related to our outstanding options and restricted stock awards. The first quarter of 2013 also includes expense related to our outstanding warrants.
(d)	Adjustments to the CVR liability as a result of changes in the likelihood of collecting potential tax receivables and related interest income included in the estimate of the fair value of the CVRs.
(e)	Severance charges recorded in connection with the management transition completed in the first quarter of 2013.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of March 31, 2014 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

This item is not required for a smaller reporting company.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our condensed consolidated financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. We included in our 2013 Form 10-K a discussion of our critical accounting policies that are particularly important to the portrayal of our financial position and results of operations and that require the use of our management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

 We have made no material changes to any of the critical accounting policies discussed in our 2013 Form 10-K through March 31, 2014.

Recently Issued Financial Accounting Standards

In April 2014, new guidance was issued which changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance is effective prospectively for reporting periods beginning after December 15, 2014. The Company does not expect the adoption of this standard to have a significant impact on the Company’s results of operations or financial position.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as such factors could materially affect the Company’s business, financial condition, or future results. In the three months ended March  31, 2014, there were no material changes to the risk factors disclosed in the Company’s 2013 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Shares of common stock repurchased by the Company during the quarter ended March 31, 2014 were as follows:

	Issuer Purchases of Equity Securities
Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(a) Maximum Dollar Value of Shares that May Yet be Purchased Under the Program ($ in thousands)
January 1—January 31	115,961	$1.81	115,961	$414
February 1—February 28	52,000	1.75	52,000	323
March 1—March 31	—	—	—	323

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

10.1

Note Repurchase Agreement Between Cambium Learning Group, Inc. and GoldenTree Asset Management dated April 22, 2014 (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated April 22, 2014 (File No. 001-34575)).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.

101.def	XBRL Taxonomy Extension Definition Linkbase Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned duly authorized officer of the registrant.

CAMBIUM LEARNING GROUP, INC.

Date: May 8, 2014	/s/ Barbara Benson
Barbara Benson,
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Note Repurchase Agreement Between Cambium Learning Group, Inc. and GoldenTree Asset Management dated April 22, 2014 (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated April 22, 2014 (File No. 001-34575)).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.

101.def	XBRL Taxonomy Extension Definition Linkbase Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.