Form 10-Q
period 2014-06-30
CAMBIUM LEARNING GROUP, INC.
filed 2014-08-13
CIK 1466815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of July 31, 2014 was 44,909,873.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2014 and June 30, 2013	3

	Condensed Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2014 and June 30, 2013	6

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION	32

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 6.	Exhibits	33

SIGNATURE PAGE		34

EXHIBITS		35

Item 1. Financial Statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$36,243	$42,786	$67,323	$74,215

Cost of revenues:
Cost of revenues	9,930	12,647	18,941	24,050
Amortization expense	4,438	4,281	8,518	7,988
Total cost of revenues	14,368	16,928	27,459	32,038

Research and development expense	2,598	2,528	5,345	4,859
Sales and marketing expense	10,083	11,715	20,665	22,048
General and administrative expense	4,457	4,880	9,637	11,673
Shipping and handling costs	404	399	600	698
Depreciation and amortization expense	1,036	1,220	2,100	2,436
Embezzlement-related expense	—	115	—	115
Total costs and expenses	32,946	37,785	65,806	73,867

Income before interest, other income (expense) and income taxes	3,297	5,001	1,517	348

Net interest expense	(4,420)	(4,679)	(9,158)	(9,255)
Loss on extinguishment of debt	(357)	—	(570)	—
Other income, net	215	211	430	430
Income (loss) before income taxes	(1,265)	533	(7,781)	(8,477)

Income tax expense	(23)	(102)	(94)	(170)
Net income (loss)	$(1,288)	$431	$(7,875)	$(8,647)

Other comprehensive income (loss):
Amortization of net pension loss	21	30	43	60
Comprehensive income (loss)	$(1,267)	$461	$(7,832)	$(8,587)

Net income (loss) per common share:
Basic	$(0.03)	$0.01	$(0.17)	$(0.18)
Diluted	$(0.03)	$0.01	$(0.17)	$(0.18)

Average number of common shares and equivalents outstanding:
Basic	45,641	47,357	45,663	47,377
Diluted	45,641	47,637	45,663	47,377

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	As of
	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,674	$67,993
Accounts receivable, net	16,929	15,767
Inventory	7,468	9,221
Restricted assets, current	1,462	1,343
Other current assets	6,545	6,873
Total current assets	62,078	101,197

Property, equipment and software at cost	47,307	43,224
Accumulated depreciation and amortization	(26,936)	(22,909)
Property, equipment and software, net	20,371	20,315

Goodwill	47,842	47,842
Acquired curriculum and technology intangibles, net	6,924	8,719
Acquired publishing rights, net	3,734	4,705
Other intangible assets, net	5,242	6,251
Pre-publication costs, net	14,514	13,401
Restricted assets, less current portion	4,749	5,492
Other assets	9,746	8,288
Total assets	$175,200	$216,210

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	As of
	June 30, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Capital lease obligations, current	$1,046	$995
Accounts payable	2,192	1,301
Accrued expenses	17,743	25,279
Deferred revenue, current	37,791	53,532
Total current liabilities	58,772	81,107

Long-term liabilities:
Long-term debt	164,596	174,491
Capital lease obligations, less current portion	1,488	2,019
Deferred revenue, less current portion	8,393	7,829
Other liabilities	12,982	13,954
Total long-term liabilities	187,459	198,293

Commitments and contingencies (See Note 12)

Stockholders' equity (deficit):
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at June 30, 2014 and December 31, 2013)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 51,244 and 51,208 shares issued, and 44,910 and 45,042 shares outstanding at June 30, 2014 and December 31, 2013, respectively)	51	51
Capital surplus	283,965	283,673
Accumulated deficit	(340,570)	(332,695)
Treasury stock at cost (6,334 and 6,166 shares at June 30, 2014 and December 31, 2013, respectively)	(12,448)	(12,147)
Accumulated other comprehensive loss:
Pension and postretirement plans	(2,029)	(2,072)
Accumulated other comprehensive loss	(2,029)	(2,072)
Total stockholders' equity (deficit)	(71,031)	(63,190)
Total liabilities and stockholders' equity (deficit)	$175,200	$216,210

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(7,875)	$(8,647)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	10,618	10,424
Loss on extinguishment of debt	570	—
Loss from recovery of property held for sale	—	119
Gain on sale of IntelliTools product line	(289)	—
Amortization of note discount and deferred financing costs	798	865
Stock-based compensation and expense	248	442
Michigan tax refund received	—	12,342
Other	51	174

Changes in operating assets and liabilities:
Accounts receivable, net	(1,162)	(3,087)
Inventory	1,492	4,590
Other current assets	328	862
Other assets	(2,575)	(493)
Restricted assets	624	3,684
Accounts payable	891	(653)
Accrued expenses	(3,536)	512
Deferred revenue	(15,136)	(9,529)
Other long-term liabilities	(1,329)	(645)
Net cash provided by (used in) operating activities	(16,282)	10,960

Investing activities:
Cash paid for acquisitions	(3,600)	—
Cash paid for contingent value rights obligation related to acquisition	—	(7,673)
Expenditures for property, equipment, software and pre-publication costs	(8,360)	(7,974)
Proceeds from sale of IntelliTools product line	806	—
Net cash used in investing activities	(11,154)	(15,647)

Financing activities:
Principal payments under capital lease obligations	(480)	(702)
Repayment of debt	(10,145)	—
Proceeds from exercise of stock options	43	—
Share repurchases	(301)	(244)
Net cash used in financing activities	(10,883)	(946)
Decrease in cash and cash equivalents	(38,319)	(5,633)

Cash and cash equivalents, beginning of period	67,993	51,904
Cash and cash equivalents, end of period	$29,674	$46,271

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

Presentation. The Condensed Consolidated Financial Statements include the accounts of Cambium Learning Group, Inc. and its subsidiaries (the “Company”) and are unaudited. The condensed consolidated balance sheets as of December 31, 2013 have been derived from audited financial statements. All intercompany transactions have been eliminated.

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Due to seasonality, the results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 2014.

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

Nature of Operations. The Company is a leading educational solutions and services company that is committed to helping all students reach their full potential by providing evidence-based solutions and expert professional services to empower educators and raise the achievement levels of all students. The Company’s brands include: Voyager Sopris Learning, Learning A–Z, ExploreLearning and Kurzweil Education. Together, these business units provide best-in-class intervention and supplemental instructional materials; gold-standard professional development and school-improvement services; breakthrough technology solutions for online learning and professional support; valid and reliable assessments; and proven materials to support a positive and safe school environment.

These brands comprise four reportable segments with separate management teams and infrastructures that offer various products and services: Voyager Sopris Learning, Learning A-Z, ExploreLearning and Kurzweil Education. Prior to the sale of the IntelliTools product line in the second quarter of 2014, the Company referred to its Kurzweil Education segment as Kurzweil/IntelliTools. See Note 14 to the Condensed Consolidated Financial Statements for further information on the Company’s segment reporting structure.

Note 2 — Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.5 million at June 30, 2014 and $0.7 million at December 31, 2013. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment could reasonably be expected to cause sales returns to differ from historical experience.

Note 3 — Stock-Based Compensation and Expense

The stock-based compensation and expense recorded was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Cost of revenues	$9	$12	$18	$24
Research and development expense	27	24	49	52
Sales and marketing expense	37	22	61	44
General and administrative expense	63	155	120	322
Total	$136	$213	$248	$442

2014 Grants

On March 14, 2014, the Company granted 559,000 options under the Cambium Learning Group, Inc. 2009 Equity Incentive Plan (“Plan”) with a total grant date fair value, net of forecasted forfeitures, of $0.7 million.  Each of these options have a per-share exercise price of $2.14 and vest in equal monthly installments on the last day of each month of the four year period beginning on the first day of the month of grant.  The term of each of the options is ten years from the date of grant.

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

Valuation assumptions

The following assumptions were used in the Black-Scholes option-pricing model to estimate the fair value of the awards granted during the six month period ended June 30, 2014:

Six Months Ended
June 30, 2014
Expected stock volatility	64.00%
Risk-free interest rate	1.91% - 2.05%
Expected years until exercise	6.25
Dividend yield	0.00%

Due to a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company used the simplified method as described in applicable accounting guidance for stock-based compensation to estimate the expected years until exercise on new awards.

Award activity

The following tables detail changes in the Company’s outstanding stock options during the three and six month periods ended June 30, 2014.

	Three Months Ended June 30, 2014
Grant Date	Beginning Outstanding	Granted	Exercised	Cancelled/Forfeited	Ending Outstanding
January 27, 2010	5,000	—	—	—	5,000
November 21, 2011	—	—	—	—	—
May 14, 2012	—	—	—	—	—
July 30, 2013	2,165,000	—	33,333	134,584	1,997,083
September 19, 2013	30,000	—	—	—	30,000
October 28, 2013	40,000	—	—	—	40,000
November 18, 2013	15,000	—	—	—	15,000
March 14, 2014	559,000	—	—	14,270	544,730
March 26, 2014	35,000	—	—	—	35,000
Total	2,849,000	-	33,333	148,854	2,666,813

	Six Months Ended June 30, 2014
Grant Date	Beginning Outstanding	Granted	Exercised	Cancelled/Forfeited	Ending Outstanding
January 27, 2010	5,000	—	—	—	5,000
November 21, 2011	79,158	—	—	79,158	—
May 14, 2012	10,198	—	—	10,198	—
July 30, 2013	2,187,344	—	33,333	156,928	1,997,083
September 19, 2013	30,000	—	—	—	30,000
October 28, 2013	40,000	—	—	—	40,000
November 18, 2013	15,000	—	—	—	15,000
March 14, 2014	—	559,000	—	14,270	544,730
March 26, 2014	—	35,000	—	—	35,000
Total	2,366,700	594,000	33,333	260,554	2,666,813

During the six months ended June 30, 2014, restricted common stock awards of 2,000 shares were issued.  The restriction on the common stock award lapses equally over a four-year period on the anniversary of the grant date or upon a change in control of the Company.  The award was valued based on the Company’s closing stock price on the date of grant.  During the three and six months ended June 30, 2014, the related restrictions lapsed on restricted common stock awards of 500 and 1,500 shares, respectively.

Note 4 — Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period including a warrant for shares issuable for little or no cash consideration, which is considered a common share equivalent. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period; including the potential dilution that could occur if all of the Company’s outstanding stock awards that are in-the-money were exercised, using the treasury stock method.

A reconciliation of the weighted-average number of common shares and equivalents outstanding used in the calculation of basic and diluted net income (loss) per common share is shown in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Basic	45,641	47,357	45,663	47,377
Dilutive effect of awards	—	280	—	—
Diluted	45,641	47,637	45,663	47,377

Antidilutive securities:
Options	2,667	2,134	2,667	2,134
Warrants	—	—	—	282
Restricted stock	3	2	3	2

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

As of June 30, 2014, financial instruments include $29.7 million of cash and cash equivalents, restricted assets of $6.2 million, collateral investments of $4.1 million, and $164.6 million of senior secured notes.  As of December 31, 2013, financial instruments include $68.0 million of cash and cash equivalents, restricted assets of $6.8 million, collateral investments of $2.0 million, and $174.5 million of senior secured notes. The fair market values of cash equivalents, restricted assets and collateral investments are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period.

As of June 30, 2014, the senior secured notes, with aggregate outstanding principal amount of $165.0 million, had a fair value of $166.7 million, based on quoted market prices in active markets for these debt instruments when traded as assets.  As of December 31,

2013, the senior secured notes, with aggregate outstanding principal amount of $175.0 million, had a fair value of $166.5 million, based on quoted market prices in active markets for these debt instruments when traded as assets.

Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	As of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$6,211	$6,211	$—	$—
Collateral Investments:
Money Market	904	904	—	—
Certificate of Deposit	3,199	3,199	—	—

(in thousands)		Fair Value at Reporting Date Using
Description	As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$6,835	$6,835	$—	$—
Collateral Investments:
Money Market	903	903	—	—
Certificate of Deposit	1,068	1,068	—	—

(in thousands)	Total Gains (Losses) for the Six Months Ended June 30,
Description	2014	2013
Restricted Assets:
Money Market	$—	$—
Collateral Investments:
Money Market	—	—
Certificate of Deposit	—	—
Warrant	—	(42)
Assets held for sale:
Recovered Properties	—	(119)
CVRs	—	(74)

The warrant was valued using the Black-Scholes pricing model which is considered level 3. Due to the low exercise price of the warrants, the model assumptions do not significantly impact the valuation.

Contingent Value Rights

As part of the 2009 merger with Voyager Learning Company (“VLCY”), each former VLCY shareholder received contingent value rights (“CVR”) to receive cash in an amount equal to the aggregate amount of specified tax refunds received after the closing of the mergers and various other amounts deposited in escrow on or after the closing date, reduced by any payments to be made under the escrow agreement entered into in connection with the mergers, with respect to agreed contingencies, a potential working capital adjustment and allowed expenses, divided by the total number of shares of VLCY common stock outstanding immediately prior to the effective time of the mergers.

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

Assets and liabilities measured at fair value on a non-recurring basis are listed below at their carrying values as of each reporting date:

(in thousands)		Value at Reporting Date Using
Description	As of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842

Property, equipment and software, net	20,371	—	—	20,371
Pre-publication costs, net	14,514	—	—	14,514
Acquired curriculum and technology intangibles, net	6,924	—	—	6,924
Acquired publishing rights, net	3,734	—	—	3,734
Other intangible assets, net	5,242	—	—	5,242

(in thousands)		Value at Reporting Date Using
Description	As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842

Property, equipment and software, net	20,315	—	—	20,315
Pre-publication costs, net	13,401	—	—	13,401
Acquired curriculum and technology intangibles, net	8,719	—	—	8,719
Acquired publishing rights, net	4,705	—	—	4,705
Other intangible assets, net	6,251	—	—	6,251

(in thousands)	Total Gains (Losses) for the Six Months Ended June 30,
Description	2014	2013
Goodwill	$—	$—

Property, equipment and software, net	—	—
Pre-publication costs, net	—	—
Acquired curriculum and technology intangibles, net	—	—
Acquired publishing rights, net	—	—
Other intangible assets, net	—	—

There were no significant remeasurements of these assets during the six months ended June 30, of 2014 or 2013.

Note 6 — Other Current Assets

Other current assets at June 30, 2014 and December 31, 2013 consisted of the following:

	As of
(in thousands)	June 30, 2014	December 31, 2013
Deferred costs	$3,414	$4,968
Prepaid expenses	2,423	1,369
Deferred taxes	536	536
Other current assets	172	—
Total	$6,545	$6,873

Note 7 — Other Assets

Other assets at June 30, 2014 and December 31, 2013 consisted of the following:

	As of
(in thousands)	June 30, 2014	December 31, 2013
Collateral investments	$4,103	$1,971
Deferred financing costs	3,424	4,541
Deferred costs, less current portion	756	765
Other	1,463	1,011
Total	$9,746	$8,288

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

Note 8 — Accrued Expenses

Accrued expenses at June 30, 2014 and December 31, 2013 consisted of the following:

	As of
(in thousands)	June 30, 2014	December 31, 2013
Salaries, bonuses and benefits	$5,505	$9,687
Accrued interest	6,033	6,471
Pension and post-retirement medical benefits	1,172	1,214
Accrued royalties	1,549	1,649
Headsprout acquisition accrual	400	3,600
Other	3,084	2,658
Total	$17,743	$25,279

Accrued interest primarily relates to the 9.75% senior secured notes. The notes require semi-annual interest payments in arrears on each February 15 and August 15 over the life of the notes.

In December 2013, LAZEL, Inc., a wholly owned subsidiary of the Company, completed the acquisition of certain assets of Headsprout for $4.0 million.  Of the total purchase price, $3.6 million was paid in January 2014 with the remaining $0.4 million to be paid 18 months after the closing date, subject to the holdback provisions of the purchase agreement.  The remaining accrual of $0.4 million is included in Accrued Expenses.

Note 9 — Other Liabilities

Other liabilities at June 30, 2014 and December 31, 2013 consisted of the following:

	As of
(in thousands)	June 30, 2014	December 31, 2013
Pension and post-retirement medical benefits, long-term portion	$9,876	$10,241
Deferred rent	1,105	1,201
Long-term income tax payable	926	902
Long-term deferred tax liability	570	570
Long-term deferred compensation	356	491
Headsprout acquisition accrual	—	400
Other	149	149
Total	$12,982	$13,954

Note 10 — Pension Plan

The net pension costs of the Company’s defined benefit pension plan were comprised primarily of interest costs and totaled $0.2 million and $0.1  million, respectively, for the three months ended June 30, 2014 and 2013 and $0.3 million and $0.2 million for the six months ended June 30, 2014 and 2013.  The net pension costs for the three and six months ended June 30, 2014 and 2013 also included immaterial accumulated net loss amortization.

Note 11 — Uncertain Tax Positions

The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in its financial statements. For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in its financial statements is recorded on the Condensed Consolidated Balance Sheet as an unrecognized tax benefit (“UTB”). The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities. The balance of UTBs was $6.4 million at June 30, 2014 and December 31, 2013.

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

From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business. These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. These open purchase commitments totaled $0.5 million as of June 30, 2014.

The Company has letters of credit outstanding as of June 30, 2014 in the amount of $2.5 million to support the build-to-suit lease, credit collections, performance bonds for certain contracts and workers’ compensation activity. The Company maintains certificates of deposit as collateral for the letters of credit. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificates of deposit and money market fund investment are recorded in Other Assets.

Note 13 — Long-Term Debt

Long-term debt consists of the following at June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
9.75% senior secured notes due February 15, 2017, interest payable semiannually	$165,000	$175,000
Less: Unamortized discount	(404)	(509)
Total long-term debt	$164,596	$174,491

In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”). Deferred financing costs are capitalized in Other Assets in the Condensed Consolidated Balance Sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at June 30, 2014 and December 31, 2013 were $3.4 million and $4.5 million, respectively, related to the Notes and an asset-based revolving credit facility, which was terminated in the first quarter of 2014.

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

During the quarter ended March 31, 2014, the Company repurchased $2.0 million aggregate principal amount of Notes for approximately $2.0 million, plus accrued and unpaid interest. During the quarter ended June 30, 2014, the Company repurchased an additional $8.0 million aggregate principal amount of Notes for $8.1 million, plus accrued and unpaid interest.  During the six months ended June 30, 2014, a Loss on Extinguishment of Debt of $0.4 million was recorded in connection with these repurchases, which was primarily due to the write-off of unamortized deferred financing costs.

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

Note 14 — Segment Reporting

The Company operates in four reportable segments with separate management teams and infrastructures that offer various products and services:

Voyager Sopris Learning:

Voyager Sopris Learning is committed to partnering with school districts to overcome obstacles that students, teachers, and school leaders face every day. The suite of instructional and service solutions that Voyager Sopris Learning provides are not only research based, but also evidence based—proven to increase student achievement and educator effectiveness. Voyager Sopris Learning solutions have been fully tested in the classroom, ensuring that they are easy to implement and teacher friendly. They are innovative, both in overall instructional approach and in the strategic use of technology in blended and 100% online solutions and they are supported by an unparalleled commitment to build local capacity for sustained success. With a comprehensive suite of instructional resources, Voyager Sopris Learning provides assessments, professional development and school-improvement services, literacy and math instructional tools—both comprehensive intervention and supplemental—and resources to build a positive school climate. Voyager Sopris Learning’s products include the work of world-renowned researchers and education leaders.

Learning A-Z:

Learning A-Z is a preK-6 educational resource company specializing in online delivery of leveled readers and other supplementary curriculum. Founded in 2002 to help teachers differentiate instruction and meet the unique needs of all students, Learning A-Z’s resources are currently used in more than half of the districts in the United States, Canada and in over 165 countries worldwide. Serving a wide range of student needs, including English language learners, intervention, special education, and daily instruction Learning A-Z’s value proposition focuses on three key things:

•	Saving teachers time, giving them all the resources they need, all online, all accessible at the click of a mouse
•	Saving teachers money, delivering thousands of resources for a fraction of the cost of print and other online providers
•	Supporting student achievement through differentiated instruction, ensuring the right high-quality resources for every PreK-6 student

Learning A-Z’s subscription-based websites include: Reading A-Z, Raz-Kids, Science A-Z, Writing A-Z, Vocabulary A-Z, Headsprout Early Reading and Headsprout Reading Comprehension.

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

Kurzweil Education:

Kurzweil Education is recognized as the leading developer of literacy software for people with learning differences such as dyslexia, attention deficit disorder, and those who are English language learners as well as those who are blind or visually impaired. Kurzweil Education provides complete reading, study skills, writing, and test taking support for students. For more than 30 years the company has been driven by the vision to serve the needs of struggling learners to enable them to reach their full potential. Kurzweil Education offers products that bring the power and pleasure of reading and learning to the lives of users, striving to enhance learning and expand literacy. Kurzweil Education is committed to providing research-based solutions that help educators raise the achievement levels of preK–12 students as well as adult learning communities.

In April 2014, the Company completed the sale of its IntelliTools product line for $0.8 million.  Net revenues associated with the IntelliTools product line were $0.3 million through the date of sale and $1.0 million for the year ended December 31, 2013. Prior to the sale of the IntelliTools product line, we referred to the Kurzweil Education segment as Kurzweil/IntelliTools.

Other:

This consists of unallocated shared services, such as accounting, legal, human resources and corporate related items. Depreciation and amortization expense, interest income and expense, other income and expense, and income taxes are also included in

Other, as the Company and its chief operating decision maker evaluate the performance of operating segments excluding these captions.

The following table represents the net revenues, operating expenses, income (loss) from operations, and capital expenditures which are used by the Company’s chief operating decision maker to measure the segments’ operating performance. The Company does not track assets directly by segment and the chief operating decision maker does not use assets to measure a segment’s operating performance, and therefore this information is not presented.

(in thousands)	Voyager Sopris Learning	Learning A-Z	ExploreLearning	Kurzweil Education	Other	Consolidated
Three Months Ended June 30, 2014
Net revenues	$19,366	$10,549	$4,547	$1,781	$—	$36,243
Cost of revenues	8,268	472	713	477	—	9,930
Amortization expense	—	—	—	—	4,438	4,438
Total cost of revenues	8,268	472	713	477	4,438	14,368
Other operating expenses	6,240	4,291	2,512	1,014	3,485	17,542
Depreciation and amortization expense	—	—	—	—	1,036	1,036
Total costs and expenses	14,508	4,763	3,225	1,491	8,959	32,946

Income (loss) before interest, other income (expense) and income taxes	4,858	5,786	1,322	290	(8,959)	3,297

Net interest expense	—	—	—	—	(4,420)	(4,420)
Loss on extinguishment of debt	—	—	—	—	(357)	(357)
Other income, net	—	—	—	—	215	215
Income tax expense	—	—	—	—	(23)	(23)
Segment net income (loss)	$4,858	$5,786	$1,322	$290	$(13,544)	$(1,288)
Expenditures for property, equipment, software and pre-publication costs	$1,761	$1,292	$391	$148	$782	$4,374

(in thousands)	Voyager Sopris Learning	Learning A-Z	ExploreLearning	Kurzweil Education	Other	Consolidated
Three Months Ended June 30, 2013
Net revenues	$28,357	$8,065	$4,046	$2,318	$—	$42,786
Cost of revenues	11,446	226	536	451	(12)	12,647
Amortization expense	—	—	—	—	4,281	4,281
Total cost of revenues	11,446	226	536	451	4,269	16,928
Other operating expenses	8,607	3,622	2,203	1,180	3,910	19,522
Depreciation and amortization expense	—	—	—	—	1,220	1,220
Embezzlement-related expense	—	—	—	—	115	115
Total costs and expenses	20,053	3,848	2,739	1,631	9,514	37,785

Income (loss) before interest, other income (expense) and income taxes	8,304	4,217	1,307	687	(9,514)	5,001

Net interest expense	—	—	—	—	(4,679)	(4,679)
Other income, net	—	—	—	—	211	211
Income tax expense	—	—	—	—	(102)	(102)
Segment net income (loss)	$8,304	$4,217	$1,307	$687	$(14,084)	$431
Expenditures for property, equipment, software and pre-publication costs	$1,930	$1,131	$366	$53	$702	$4,182

(in thousands)	Voyager Sopris Learning	Learning A-Z	ExploreLearning	Kurzweil Education	Other	Consolidated
Six Months Ended June 30, 2014
Net revenues	$33,677	$20,730	$9,021	$3,895	$—	$67,323
Cost of revenues	15,677	894	1,453	917	—	18,941
Amortization expense	—	—	—	—	8,518	8,518
Total cost of revenues	15,677	894	1,453	917	8,518	27,459
Other operating expenses	12,823	8,695	5,216	2,230	7,283	36,247
Depreciation and amortization expense	—	—	—	—	2,100	2,100
Total costs and expenses	28,500	9,589	6,669	3,147	17,901	65,806

Income (loss) before interest, other income (expense) and income taxes	5,177	11,141	2,352	748	(17,901)	1,517

Net interest expense	—	—	—	—	(9,158)	(9,158)
Loss on extinguishment of debt	—	—	—	—	(570)	(570)
Other income, net	—	—	—	—	430	430
Income tax expense	—	—	—	—	(94)	(94)
Segment net income (loss)	$5,177	$11,141	$2,352	$748	$(27,293)	$(7,875)
Expenditures for property, equipment, software and pre-publication costs	$3,241	$2,736	$732	$283	$1,368	$8,360

(in thousands)	Voyager Sopris Learning	Learning A-Z	ExploreLearning	Kurzweil Education	Other	Consolidated
Six Months Ended June 30, 2013
Net revenues	$45,820	$15,685	$7,797	$4,913	$—	$74,215
Cost of revenues	21,500	479	1,023	1,048	—	24,050
Amortization expense	—	—	—	—	7,988	7,988
Total cost of revenues	21,500	479	1,023	1,048	7,988	32,038
Other operating expenses	16,443	6,699	4,340	2,310	9,486	39,278
Depreciation and amortization expense	—	—	—	—	2,436	2,436
Embezzlement-related expense	—	—	—	—	115	115
Total costs and expenses	37,943	7,178	5,363	3,358	20,025	73,867

Income (loss) before interest, other income (expense) and income taxes	7,877	8,507	2,434	1,555	(20,025)	348

Net interest expense	—	—	—	—	(9,255)	(9,255)
Other income, net	—	—	—	—	430	430
Income tax expense	—	—	—	—	(170)	(170)
Segment net income (loss)	$7,877	$8,507	$2,434	$1,555	$(29,020)	$(8,647)
Expenditures for property, equipment, software and pre-publication costs	$3,620	$2,208	$688	$125	$1,333	$7,974

Note 15 — Related Party Transactions

As previously disclosed, the Company is party to a consulting fee agreement with VSS-Cambium Holdings III, LLC (“VSS”) entitling VSS to the following fees: (i) a fee equal to 1% of the gross proceeds of any debt or equity financing by the Company, and (ii) a fee equal to 1% of the enterprise value of any entities acquired or disposed of by the Company.  During the first quarter of 2014, the Company accrued forty thousand dollars under this agreement as a result of the Headsprout acquisition.

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

Our Company

We are a leading educational solutions and services company that is committed to helping all students reach their full potential by providing evidence-based solutions and expert professional services to empower educators and raise the achievement levels of all students. Our brands include: Voyager Sopris Learning ™ (www.voyagersopris.com), Learning A–Z (www.learninga-z.com), ExploreLearning® (www.explorelearning.com and www.reflexmath.com) and Kurzweil Education™ (www.kurzweiledu.com). Together, these business units provide best-in-class intervention and supplemental instructional materials; gold-standard professional development and school-improvement services; breakthrough technology solutions for online learning and professional support; valid and reliable assessments; and proven materials to support a positive and safe school environment.

Our products have continued to receive awards and accolades from industry publications including the Best Educational Software (BESSIE) awards from the ComputED Gazette, the CODiE awards from the Software and Information Industry Association and the Education Software Review Awards (EDDIES) by The ComputED Gazette.

The following products were named winners of the 20th annual BESSIE awards:

•	ExploreLearning – Reflex
•	ExploreLearning – Gizmos
•	Kurzweil Education– firefly
•	Learning A-Z – Raz-Kids.com
•	Learning A-Z – ScienceA-Z.com

ExploreLearning – Reflex won a 2014 CODiE Award for Best Learning Game.

Additionally, ExploreLearning – Gizmos and Learning A-Z – Raz-Kids.com won 2014 REVERE Awards, presented by the PreK-12 Learning Group of the Association of American Publishers.  The annual awards, established by the Association of Educational Publishers (AEP) and formerly known as the AEP Awards program, recognize exemplary learning resources for preK–12 students, educators, and administrators, as well as adult learners.

Overview

Order volumes are an internal metric that is a leading indicator of revenues.  Company-wide order volumes for the six months ended June 30, 2014 were down 16% compared with the same period of 2013.  Order volume changes by segment were as follows:

•	Learning A-Z increased 19%
•	ExploreLearning decreased 11%
•	Voyager Sopris Learning decreased 26%
•	Kurzweil Education decreased 31%

Our first half results were sluggish in three of our four segments and we were impacted by some instability with respect to support of Common Core State Standards.  We are seeing many customers shift purchases of our products into the latter half of the year and, for the month of July 2014, all four of our segments had order volumes ahead of last year.

We continue to execute our strategy to shift resources to subscription and technology-enabled products.  For the first six months of 2014, 48% of order volumes were generated by technology-enabled products versus 34% for the first six months of 2013. For purposes of this metric, technology-enabled products are defined as those products that are sold primarily as a technology-based solution or that could be used solely using a digital platform. For the Voyager Sopris Learning segment, several products classified as technology-enabled include supplemental print materials.

Learning A–Z delivered a historically high second quarter order volume, continuing its trend of double-digit growth rates due to quality content, award-winning technology, and ongoing strategic investments.  Although ExploreLearning order volumes for the first half of the year were impacted by timing of deals, this segment achieved its highest monthly sales order volume ever in July 2014, and is expected to see low double-digit order volume growth for the full year 2014.  For the first half of 2014, Voyager Sopris Learning and Kurzweil Education continued to show declines in order volumes as reductions in legacy products are outpacing gains from newer technology-enabled solutions.  Order volumes for Voyager Sopris Learning and Kurzweil Education are expected to decline for the full year 2014 versus 2013.

Most of our public school district customers are largely dependent on federal, state and local funding to purchase our products.   The education market is changing in response to the adoption of the Common Core State Standards by a majority of the states. Common Core State Standards define the knowledge and skills students should have within their K-12 education careers so that they will graduate high school able to succeed in entry-level, credit-bearing academic college courses and in workforce training programs. These standards are the product of a state-led effort to establish a single set of clear educational standards for grades K-12. Most states that have adopted the Common Core State Standards also belong to one of two multistate testing consortia that are developing common state assessments in English language arts and mathematics, aligned to the new standards. These assessments, which will be designed to replace existing statewide tests, are expected to be administered beginning in the 2014-15 school year. Schools in these states may need to augment or replace instructional materials to align to the Common Core State Standards and to prepare students for the new state assessments. Additionally, the digitalization of education content and delivery is driving a substantial shift in the education market.  The demand for these products has developed rapidly over the past several years and has led to changes in the way that providers develop, produce, market and distribute products.  We believe our current product development strategy is aligned to these market trends.

Generally accepted accounting principles (“GAAP”) net revenues for the first six months of 2014 decreased by 9% to $67.3 million compared with $74.2 million in the first six months of 2013. GAAP net revenues by segment for the first six months of 2014, and the change from the first six months of 2013, were as follows:

•	Learning A–Z: $20.7 million, increased $5.0 million or 32%
•	ExploreLearning: $9.0 million, increased $1.2 million or 16%
•	Voyager Sopris Learning: $33.7 million, decreased $12.1 million or 27%
•	Kurzweil Education: $3.9 million, decreased $1.0 million or 21%

The following strategic initiatives have also impacted results of operations and cash flows:

•

To facilitate expected growth in our Learning A-Z and ExploreLearning segments, we have made investments in 2013 and continuing into 2014 in our sales force and product development efforts, which are expected to increase costs as a percentage of net revenues within these segments for the full year 2014.

•	Right-sizing cost structure efforts completed by Voyager Sopris Learning have helped offset the top-line declines.
•	Capital expenditures have increased as we continue to invest in the development of technology-enabled products that meet the needs of the market.

Segment Results of Operations

Our brands comprise four reportable segments with separate management teams and infrastructures that offer various products and services: Learning A-Z, ExploreLearning, Voyager Sopris Learning, and Kurzweil Education.

Learning A-Z

Learning A-Z is a preK-6 educational resource company specializing in online delivery of leveled readers and other supplementary curriculum. Founded in 2002 to help teachers differentiate instruction and meet the unique needs of all students, Learning A-Z’s resources are currently used in more than half of the districts in the United States, Canada and in over 165 countries worldwide. Serving a wide range of student needs, including English language learners, intervention, special education, and daily instruction, Learning A-Z’s value proposition focuses on three key things:

•	Saving teachers time, giving them all the resources they need, all online, all accessible at the click of a mouse
•	Saving teachers money, delivering thousands of resources for a fraction of the cost of print and other online providers
•	Supporting student achievement through differentiated instruction, ensuring the right high-quality resources for every PreK-6 student

Winner of more than 15 industry awards in 2013 alone, Learning A-Z’s subscription-based websites provide online supplemental books, lessons, assessments, and other instructional resources for individual classrooms, schools, and districts. These solutions include: Reading A-Z, Raz-Kids, Science A-Z, Writing A-Z, Vocabulary A-Z, Headsprout Early Reading and Headsprout Reading Comprehension.

Results of Operations

For the six months ended June 30, 2014, Learning A-Z order volume exceeded the same period in 2013 by 19%.  GAAP net revenues for Learning A-Z were higher by $5.0 million, or 32%, for the six months ended June 30, 2014 from the same period in 2013, which was consistent with its order volume trends.  Learning A-Z revenues are recognized pro rata over their subscription periods, which are generally for one year but can be for longer periods.

Learning A-Z has realized double-digit order volume growth for several years and we believe this unit will continue to deliver strong growth.  We believe that the value proposition offered by the Learning A-Z products will continue to be compelling due to quality content and award-winning technology.  To facilitate this expected growth, we are making significant investments in our sales force and product development efforts.  Learning A-Z products are aligned with the Common Core State Standards and this will continue to be a focus in future development.  Costs as a percentage of net revenues were higher in the first six months of 2014 compared to the same period in 2013 as a result of these investments.

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

Results of Operations

Order volumes in the ExploreLearning segment declined 11% in the six months ended June 30, 2014 from the same period in 2013.   GAAP net revenues for ExploreLearning were higher by $1.2 million, or 16%, for the six months ended June 30, 2014 from the same period in 2013.  Although order volumes declined relative to the first half of 2013, revenues increased due to the recognition of prior period sales which are recorded pro rata over their subscription periods, which are generally for one year but can be for longer periods.

ExploreLearning order volumes for the first half of 2014 were impacted by timing of deals, but this segment achieved its highest monthly sales order volume ever in July 2014, and is expected to see low double-digit order volume growth for the full year 2014.  ExploreLearning’s 2013 order volumes included several large multi-year deals.  Therefore, we believe that order volume growth from 2013 to 2014, while still strong, will be a lower percentage growth than the 27% growth experienced from 2012 to 2013.

We believe that the value proposition offered by the ExploreLearning products will continue to be compelling due to quality content and award-winning technology and we expect strong growth in the coming years.  To ensure that ExploreLearning is well positioned for expected future growth, we are making significant investments in 2014 in this segment for the enhancement of existing products, the development of new products, and the expansion of the sales force.  Costs as a percentage of net revenues were higher in the first six months of 2014 compared to the same period in 2013 as a result of these investments.

Voyager Sopris Learning

Voyager Sopris Learning (“VSL”) is committed to partnering with school districts to overcome obstacles that students, teachers, and school leaders face every day. The suite of instructional and service solutions we provide is not only research based, but also evidence based—proven to increase student achievement and educator effectiveness. Our solutions have been fully tested in the classroom, ensuring that they are easy to implement and teacher friendly. They are innovative, both in overall instructional approach and in the strategic use of technology in blended and 100% online solutions and they are supported by an unparalleled commitment to build local capacity for sustained success. With a comprehensive suite of instructional resources, we provide assessments, professional development and school-improvement services, literacy and math instructional tools—both comprehensive intervention and supplemental—and resources to build a positive school climate.

Results of Operations

We expect sales of purely print-based products to continue to decline.  Therefore, to stabilize order volumes and enable growth in future years, Voyager Sopris Learning is focusing its development efforts on technology solutions, especially those opportunities that help school districts implement the new Common Core State Standards or other State-based curriculum or assessment standards.  We believe that the efficacy of our products and the transition of our existing content to technology-based learning solutions will eventually offset the weakness in our legacy print-based offerings and return the segment to growth.  However, these products take a significant amount of time to develop and gain customer acceptance.

For the six months ended June 30, 2014, Voyager Sopris Learning order volumes were down 26% versus prior year, and GAAP net revenues declined $12.1 million, or 27%, versus prior year.  Costs benefitted from right-sizing efforts completed in 2013 and continued vigilance throughout 2014.

We are seeing many customers shift purchases of our products into the latter half of the year and, for the month of July 2014, Voyager Sopris Learning had order volumes ahead of last year.  Based on the information available at the start of the third quarter of 2014, we expect that Voyager Sopris Learning will have full year order volume declines at a lower percentage than the 26% experienced in the first half of the year, but likely at a higher percentage than the 12% decline experienced from 2012 to 2013.  Due to the ongoing efforts to right-size the business and the ongoing transition to more profitable technology-enabled products, margins are expected to improve year over year.  However, due to the magnitude of the top line declines, earnings will likely be lower in 2014 versus 2013.

New products being announced in the third quarter of the year could impact the performance of Voyager Sopris Learning in 2014, including the release of the second level of LANGUAGE!® Live literacy intervention curriculum.  With the release of this second level, all students in grades 6–12, including general education, special education, and English language learners, will be able to build on advanced phonics skills and comprehend complex text at an accelerated pace.

Kurzweil Education

Kurzweil Education is recognized as the leading developer of literacy software for people with learning differences such as dyslexia, attention deficit disorder, and those who are English language learners as well as those who are blind or visually impaired. Kurzweil Education provides complete reading, study skills, writing, and test taking support for students. For over 30 years, the company has been driven by the vision to serve the needs of struggling learners to enable them to reach their full potential. We offer products that bring the power and pleasure of reading and learning to the lives of users, striving to enhance learning and expand literacy. Kurzweil Education is committed to providing research-based solutions that help educators raise the achievement levels of preK–12 students as well as adult learning communities.

In March 2014, Alex Saltonstall, President of Kurzweil Education, resigned from the Company.  John Campbell, Chief Executive Officer of the Company, is currently performing management oversight for this segment.

In April 2014, the Company completed the sale of its IntelliTools product line for $0.8 million.  Net revenues associated with the IntelliTools product line were $0.3 million through the date of sale and $1.0 million for the year ended December 31, 2013. Prior to the sale of the IntelliTools product line, we referred to the Kurzweil Education segment as Kurzweil/IntelliTools.

Results of Operations

Order volumes in the Kurzweil Education segment declined 31% in the six months ended June 30, 2014 from the same period in 2013.  Declines are attributable to the segment’s transition to a subscription model rather than its historical perpetual model.  Additionally, management believes that customers are increasingly meeting their special education and text-to-speech needs with free and low-priced, but less comprehensive, solutions.  GAAP net revenues for Kurzweil Education declined by $1.0 million, or 21%, for the six months ended June 30, 2014 from the same period in 2013.  The decline in net revenues was less significant than the decline in order volumes as we recognized revenues for prior period service and technology sales that were delivered in the first half of 2014.

Going forward, the Company plans to continue to invest in improving the firefly offering which brings many of the capabilities of the Kurzweil 3000 product to the web.  This subscription solution has shown strong year over year growth and high renewal rates and will continue to be the focus of the segment. We believe that the strength of the firefly solution and potentially the development of other subscription-based products will eventually return the segment to growth, but we expect Kurzweil Education order volumes to continue to decline in 2014. We are seeing many customers shift purchases of our products into the latter half of the year and, for the month of July 2014, Kurzweil Education had order volumes ahead of last year.  Based on the information available at the start of the third quarter of 2014, we expect that Kurzweil Education will have full year order volume declines at a lower percentage than the 31% experienced in the first half of the year, but likely at a higher percentage than the 13% decline experienced from 2012 to 2013.  In addition to expected order volume declines, the transition to subscription-based products, where revenues are recognized pro rata over the subscription life, will likely result in a decline in GAAP net revenues greater than the decline in order volumes.  We expect any decline in order volumes or GAAP net revenues to reduce segment earnings.

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

Second Quarter of Fiscal 2014 Compared to the Second Quarter of Fiscal 2013

	Three Months Ended				Year Over Year Change
	June 30, 2014		June 30, 2013		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Voyager Sopris Learning	$19,366	53.4%	$28,357	66.3%	$(8,991)	(31.7)%
Learning A-Z	10,549	29.1%	8,065	18.8%	2,484	30.8%
ExploreLearning	4,547	12.6%	4,046	9.5%	501	12.4%
Kurzweil Education	1,781	4.9%	2,318	5.4%	(537)	(23.2)%
Total net revenues	36,243	100.0%	42,786	100.0%	(6,543)	(15.3)%

Cost of revenues:
Voyager Sopris Learning	8,268	22.8%	11,446	26.8%	3,178	27.8%
Learning A-Z	472	1.3%	226	0.5%	(246)	(108.8)%
ExploreLearning	713	2.0%	536	1.3%	(177)	(33.0)%
Kurzweil Education	477	1.3%	451	1.1%	(26)	(5.8)%
Shared Services	—	0.0%	(12)	(0.0)%	(12)	(100.0)%
Amortization expense	4,438	12.2%	4,281	10.0%	(157)	(3.7)%
Total cost of revenues	14,368	39.6%	16,928	39.6%	2,560	15.1%

Research and development expense	2,598	7.2%	2,528	5.9%	(70)	(2.8)%
Sales and marketing expense	10,083	27.8%	11,715	27.4%	1,632	13.9%
General and administrative expense	4,457	12.3%	4,880	11.4%	423	8.7%
Shipping and handling costs	404	1.1%	399	0.9%	(5)	(1.3)%
Depreciation and amortization expense	1,036	2.9%	1,220	2.9%	184	15.1%
Embezzlement-related expense	—	0.0%	115	0.3%	115	100.0%
Income before interest, other income (expense) and income taxes	3,297	9.1%	5,001	11.7%	(1,704)	(34.1)%

Net interest expense	(4,420)	(12.2)%	(4,679)	(10.9)%	259	5.5%
Loss on extinguishment of debt	(357)	(1.0)%	—	0.0%	(357)	(100.0)%
Other income, net	215	0.6%	211	0.5%	4	1.9%
Income tax expense	(23)	(0.1)%	(102)	(0.2)%	79	77.5%
Net income (loss)	$(1,288)	(3.6)%	$431	1.0%	$(1,719)	(398.8)%

Net Revenues.

Our total net revenues decreased $6.5 million, or 15.3%, to $36.2 million in the second quarter of 2014 compared to the same period in 2013. Although our overall order volume decreased 21% from the second quarter of 2013, the decline in net revenues was less significant as we recognized revenues for prior period service and technology sales that were delivered in the second quarter of 2014.

Cost of Revenues.

Cost of revenues includes expenses to print, purchase, handle and warehouse our products, as well as order processing and royalty costs, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $2.7 million, or 21.5%, to $9.9 million in the second quarter of 2014 compared to the same period in 2013.  This decline was primarily due to lower order volumes in our Voyager Sopris Learning segment.

Amortization Expense.

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the second quarter of 2014 increased $0.2 million compared to the second quarter of 2013, or 3.7%, primarily due to continued investments in developed pre-publication and technology, which increased the amount of assets being amortized.  This increase was partially offset by a reduction in acquired intangible asset amortization as a majority of these assets are amortized using accelerated methodologies.

Research and Development Expense.

Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the second quarter of 2014 increased $0.1 million, or 2.8%, to $2.6 million compared to the second quarter of 2013 as we continue to invest in our product offerings.

Sales and Marketing Expense.

Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the second quarter of 2014 decreased $1.6 million, or 13.9%, compared to the second quarter of 2013 primarily due to decreased sales commissions paid, which is driven by lower order volumes.

General and Administrative Expense.

General and administrative expense for the second quarter of 2014 decreased $0.4 million, or 8.7%, from the second quarter of 2013 to $4.5 million.  This decline was primarily due to the net gain on the sale of the IntelliTools product line of $0.3 million.

Shipping and Handling Costs.

Shipping and handling costs recognized in the second quarter of 2014 remained flat at $0.4 million compared to the same period in 2013.

Net Interest Expense.

Net interest expense decreased by $0.3 million, or 5.5%, to $4.4 million in the second quarter of 2014 compared to the same period in 2013 primarily due to the repurchase of debt that occurred in the first half of 2014.

Loss on Extinguishment of Debt.

During the quarter ended June 30, 2014, we repurchased $8.0 million aggregate principal amount of our 9.75% senior secured notes (the “Notes”) due 2017 for $8.1 million, plus accrued and unpaid interest.  A Loss on Extinguishment of Debt of $0.4 million was recorded in connection with these repurchases, primarily related to the write-off of unamortized deferred financing costs.

Income Tax Expense.

During the second quarter of 2014 and 2013, we recorded state income tax expense of $23,000 and $0.1 million, respectively. We continue to maintain a valuation allowance against our deferred tax assets, which eliminated the deferred tax benefit generated.

First Half of Fiscal 2014 Compared to the First Half of Fiscal 2013

	Six Months Ended				Year Over Year Change
	June 30, 2014		June 30, 2013		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Voyager Sopris Learning	$33,677	50.0%	$45,820	61.7%	$(12,143)	(26.5)%
Learning A-Z	20,730	30.8%	15,685	21.1%	5,045	32.2%
ExploreLearning	9,021	13.4%	7,797	10.5%	1,224	15.7%
Kurzweil Education	3,895	5.8%	4,913	6.6%	(1,018)	(20.7)%
Total net revenues	67,323	100.0%	74,215	100.0%	(6,892)	(9.3)%

Cost of revenues:
Voyager Sopris Learning	15,677	23.3%	21,500	29.0%	5,823	27.1%
Learning A-Z	894	1.3%	479	0.6%	(415)	(86.6)%
ExploreLearning	1,453	2.2%	1,023	1.4%	(430)	(42.0)%
Kurzweil Education	917	1.4%	1,048	1.4%	131	12.5%
Amortization expense	8,518	12.6%	7,988	10.8%	(530)	(6.6)%
Total cost of revenues	27,459	40.8%	32,038	43.2%	4,579	14.3%

Research and development expense	5,345	7.9%	4,859	6.5%	(486)	(10.0)%
Sales and marketing expense	20,665	30.7%	22,048	29.7%	1,383	6.3%
General and administrative expense	9,637	14.3%	11,673	15.7%	2,036	17.4%
Shipping and handling costs	600	0.9%	698	0.9%	98	14.0%
Depreciation and amortization expense	2,100	3.1%	2,436	3.3%	336	13.8%
Embezzlement-related expense	—	0.0%	115	0.2%	115	100.0%
Income before interest, other income (expense) and income taxes	1,517	2.3%	348	0.5%	1,169	335.9%

Net interest expense	(9,158)	(13.6)%	(9,255)	(12.5)%	97	1.1%
Loss on extinguishment of debt	(570)	(0.9)%	—	0.0%	(570)	(100.0)%
Other income, net	430	0.6%	430	0.6%	-	0.0%
Income tax expense	(94)	(0.1)%	(170)	(0.2)%	76	44.7%
Net loss	$(7,875)	(11.7)%	$(8,647)	(11.7)%	$772	8.9%

Net Revenues.

Our total net revenues decreased $6.9 million, or 9.3%, to $67.3 million in the first half of 2014 compared to the same period in 2013. Although our overall order volume decreased 16% from the first half of 2013, the decline in net revenues was less significant as we recognized revenues for prior period service and technology sales that were delivered in the first six months of 2014.

Cost of Revenues.

Cost of revenues includes expenses to print, purchase, handle and warehouse our products, as well as order processing and royalty costs, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $5.1 million, or 21.2%, to $18.9 million in the first half of 2014 compared to the same period in 2013.  This decline was primarily due to lower order volumes in our Voyager Sopris Learning segment, partially offset by investments made at Learning A-Z and ExploreLearning for technical and customer support.

Amortization Expense.

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the first half of 2014 increased $0.5 million compared to the first half of 2013, or 6.6%, primarily due to continued investments in developed pre-publication and technology, which increased the amount of assets being amortized.  This increase was partially offset by a reduction in acquired intangible asset amortization as a majority of these assets are amortized using accelerated methodologies.

Research and Development Expense.

Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the first half of 2014 increased $0.5 million, or 10.0%, to $5.3 million compared to the first half of 2013 as we continue to invest in our product offerings.

Sales and Marketing Expense.

Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the first half of 2014 decreased $1.4 million, or 6.3%, compared to the first half of 2013 primarily due to cost savings in the Voyager Sopris Learning segment.  These savings were partially offset by increased investments in the Learning A-Z and ExploreLearning sales forces.

General and Administrative Expense.

General and administrative expense for the first half of 2014 decreased $2.0 million, or 17.4%, from the first half of 2013 to $9.6 million.  This decline was primarily due to severance charges recorded in the first six months of 2013 of $1.5 million.

Shipping and Handling Costs.

Shipping and handling costs recognized in the first half of 2014 decreased $0.1 million, or 14.0%, from the same period in 2013 to $0.6 million primarily due to a reduction in order volumes in our Voyager Sopris Learning segment.

Net Interest Expense.

Net interest expense decreased by $0.1 million, or 1.1%, to $9.2 million in the first half of 2014 compared to the same period in 2013 due to the repurchase of debt that occurred in the first half of the year.

Loss on Extinguishment of Debt.

During the quarter ended March 31, 2014, we repurchased $2.0 million aggregate principal amount of our Notes for approximately $2.0 million, plus accrued and unpaid interest. During the quarter ended June 30, 2014, we repurchased an additional $8.0 million aggregate principal amount of Notes for $8.1 million, plus accrued and unpaid interest.  A Loss on Extinguishment of Debt of $0.4 million was recorded in connection with these repurchases, primarily related to the write-off of unamortized deferred financing costs.  Additionally, during the first quarter of 2014, a Loss on Extinguishment of Debt of $0.2 million was recorded in connection with the termination of the ABL facility related to the write-off of unamortized deferred financing costs.

Income Tax Expense.

We recorded state income tax expense of $0.1 million in the first half of 2014 and $0.2 million in the first half of 2013. We continue to maintain a valuation allowance against our deferred tax assets, which eliminated the deferred tax benefit generated.

Liquidity and Capital Resources

Sales seasonality affects operating cash flow, and as a result, we normally incur a net cash deficit from all of our activities through the early part of the third quarter each year. We typically fund these seasonal deficits through the drawdown of cash. The cash balance as of June 30, 2014 was $29.7 million. The primary sources of liquidity are our current cash balances and our annual cash flow from operations and the primary liquidity requirements relate to interest on our long-term debt, pre-publication costs, capital investments and working capital. We believe that based on current and anticipated levels of operating performance and cash flow from operations, we will be able to make required interest payments on our debt and fund our working capital and capital expenditure requirements for the next 12 months.

Long-Term Debt

During the quarter ended March 31, 2014, we repurchased $2.0 million aggregate principal amount of our Notes for approximately $2.0 million, plus accrued and unpaid interest.  During the quarter ended June 30, 2014, we repurchased an additional $8.0 million aggregate principal amount of Notes for $8.1 million, plus accrued and unpaid interest.  A Loss on Extinguishment of Debt of $0.4 million was recorded in connection with these repurchases primarily related to the write-off of unamortized deferred financing costs.

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

Cash flows

Cash from operations is seasonal, with more cash generated in the second half of the year than in the first half of the year. Cash is historically generated during the second half of the year because the buying cycle of school districts generally starts at the beginning of each new school year in the fall. Cash provided by (used in) our operating, investing and financing activities are summarized below:

	Six Months Ended June 30,
(in thousands)	2014	2013
Operating activities	$(16,282)	$10,960
Investing activities	(11,154)	(15,647)
Financing activities	(10,883)	(946)

Operating activities. Cash provided by (used in) operations was ($16.3) million and $11.0 million for the six month periods ended June 30, 2014 and 2013, respectively. In addition to lower order volumes, cash flows from operations in 2014 were impacted by the movement of $2.1 million of cash to certificates of deposit to collateralize certain letters of credit, which were previously collateralized by the ABL facility prior to its termination.  A significant portion of the 2013 cash provided by operations is related to the tax refunds received from the state of Michigan and the release of escrow for a potential tax indemnity obligation which totaled $12.3 million and $3.0 million, respectively.

Investing activities. Cash used in investing activities was $11.2 million in the first half of 2014 compared to $15.6 million during the same period of 2013. Capital expenditures were $0.4 million higher in the first half of 2014 compared to the same period in 2013.  Cash outflows in 2014 include a Headsprout acquisition payment of $3.6 million, offset by proceeds from the IntelliTools product line sale of $0.8 million.  Cash outflows in 2013 include the final Contingent Value Rights payment of $7.7 million.

Financing activities. Cash used in financing activities was $10.9 million in the first half of 2014 and $0.9 million in the first half of 2013. The first half of 2014 includes the repayment of debt of $10.1 million.

Non-GAAP Measures

The net income (loss) as reported on a GAAP basis includes material non-operational and non-cash items. We believe that earnings (loss) from operations before interest, income taxes, and depreciation and amortization, or EBITDA, and Adjusted EBITDA, which further excludes non-operational and non-cash items, provide useful information for investors to assess the results of the ongoing business of the Company.   In 2014, management began using a new non-GAAP metric, which it refers to as Cash Income, to set and measure progress towards performance targets, which directly affect compensation for employees and executives.  Cash Income reduces Adjusted EBITDA for capital expenditures and removes the timing differences for recognition of deferred revenues and related deferred costs.

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

Below are reconciliations between Net Income (Loss) and Cash Income (Loss) for the three and six month periods ended June 30, 2014 and 2013:

Reconciliation Between Net Income (Loss) and Cash Income for the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,
(in thousands)	2014	2013
Net income (loss)	$(1,288)	$431
Reconciling items between net income (loss) and EBITDA:
Depreciation and amortization expense	5,474	5,501
Net interest expense	4,420	4,679
Income tax expense	23	102
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	8,629	10,713

Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	(215)	(211)
Loss on extinguishment of debt	357	—
Merger, acquisition and disposition activities (b)	193	156
Stock-based compensation and expense (c)	136	362
Embezzlement-related expense (e)	—	115
Adjustments related to purchase accounting (a)	—	9
Adjustments to CVR liability (d)	—	19
Adjusted EBITDA	9,100	11,163

Change in deferred revenues	(4,712)	(1,605)
Change in deferred costs	463	67
Capital expenditures	(4,374)	(4,182)
Cash income	$477	$5,443

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(in thousands)	Adjusted EBITDA	Cash Income	Adjusted EBITDA	Cash Income
Voyager Sopris Learning	$4,892	$2,313	$8,359	$5,665
Learning A-Z	5,825	1,927	4,235	2,001
ExploreLearning	1,339	93	1,326	940
Kurzweil Education	296	177	686	981
Shared Services	(3,252)	(4,033)	(3,443)	(4,144)
Total	$9,100	$477	$11,163	$5,443

Reconciliation Between Net Loss and Cash Income (Loss) for the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,
(in thousands)	2014	2013
Net loss	$(7,875)	$(8,647)
Reconciling items between net loss and EBITDA:
Depreciation and amortization expense	10,618	10,424
Net interest expense	9,158	9,255
Income tax expense	94	170
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	11,995	11,202

Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	(430)	(430)
Loss on extinguishment of debt	570	—
Merger, acquisition and disposition activities (b)	343	314
Stock-based compensation and expense (c)	248	591
Embezzlement-related expense (e)	—	115
Adjustments related to purchase accounting (a)	—	38
Adjustments to CVR liability (d)	—	74
Management transition (f)	—	1,501
Adjusted EBITDA	12,726	13,405

Change in deferred revenues	(15,136)	(9,529)
Change in deferred costs	1,563	1,204
Capital expenditures	(8,360)	(7,974)
Cash income (loss)	$(9,207)	$(2,894)

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(in thousands)	Adjusted EBITDA	Cash Income (Loss)	Adjusted EBITDA	Cash Income (Loss)
Voyager Sopris Learning	$5,243	$(2,464)	$8,028	$353
Learning A-Z	11,208	3,117	8,541	3,511
ExploreLearning	2,381	(1,785)	2,470	(13)
Kurzweil Education	757	156	1,555	1,777
Shared Services	(6,863)	(8,231)	(7,189)	(8,522)
Total	$12,726	$(9,207)	$13,405	$(2,894)
(a)

Under applicable accounting guidance for business combinations, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value. For the periods presented, net revenues have been reduced in the historical financial statements due to the write-down of deferred revenue to its estimated fair value related to a merger. The write-down was determined by estimating the cost to fulfill the related future customer obligations plus a normal profit margin. Partially offsetting this impact, cost of revenues were reduced for other purchase accounting adjustments, primarily a write-down of deferred costs to zero at the acquisition date. The adjustment of deferred revenue and deferred costs to fair value is required only at the purchase accounting date; therefore, its impact on net revenues and cost of revenues is non-recurring.

(b)

Costs are related to merger and acquisition activities including due diligence and other non-operational charges such as pension and severance costs for former employees. This caption also includes a gain on the sale of the IntelliTools product line of $0.3 million recorded in the second quarter of 2014.

(c)

Stock-based compensation and expense is related to our outstanding options, restricted stock awards and warrants.  For 2013, this total also includes legal fees incurred in connection with the Company’s exchange offer which were recorded as consulting expenses and therefore were not included in stock-based compensation and expense as detailed in Note 3 to the Condensed Consolidated Financial Statements.

(d)	Adjustments to the CVR liability as a result of changes in the likelihood of collecting potential tax receivables and related interest income included in the estimate of the fair value of the CVRs.

(e)

During 2008, we discovered certain irregularities relating to the control and use of cash and certain other general ledger items which resulted from a substantial misappropriation of assets over more than a three-year period beginning in 2004 and continuing through April 2008. These irregularities were perpetrated by a former employee. Charges incurred after April 2008 represent expenses to recover property purchased by the former employee using the embezzled funds, net of any recoveries.

(f)	Severance charges recorded in connection with the management transition completed in the first quarter of 2013.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of June 30, 2014 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

 We have made no material changes to any of the critical accounting policies discussed in our 2013 Form 10-K through June 30, 2014.

Recently Issued Financial Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We do not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new revenue guidance defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. It is effective for annual periods beginning after December 15, 2016 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as such factors could materially affect the Company’s business, financial condition, or future results. In the three and six months ended June 30, 2014, there were no material changes to the risk factors disclosed in the Company’s 2013 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 6. Exhibits.

The following exhibits are filed as part of this report.

Exhibit Number	Description

10.1	Note Repurchase Agreement dated April 22, 2014 (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K filed on April 25, 2014)

10.2	Note Repurchase Agreement dated May 15, 2014 (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K/A filed on July 10, 2014)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.

101.def	XBRL Taxonomy Extension Definition Linkbase Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned duly authorized officer of the registrant.

CAMBIUM LEARNING GROUP, INC.

Date: August 13, 2014	/s/ Barbara Benson
Barbara Benson,
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Note Repurchase Agreement dated April 22, 2014 (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K filed on April 25, 2014)

10.2	Note Repurchase Agreement dated May 15, 2014 (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K/A filed on July 10, 2014)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.

101.def	XBRL Taxonomy Extension Definition Linkbase Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.