Form 10-Q
period 2014-09-30
CAMBIUM LEARNING GROUP, INC.
filed 2014-11-06
CIK 1466815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Registrant’s telephone number, including area code: (888) 399-1995

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of October 31, 2014 was 44,916,856.

Item 1. Financial Statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$41,144	$42,957	$108,467	$117,172
Cost of revenues:
Cost of revenues	11,045	12,950	29,986	37,000
Amortization expense	4,695	4,692	13,213	12,680
Total cost of revenues	15,740	17,642	43,199	49,680
Research and development expense	2,745	2,486	8,090	7,345
Sales and marketing expense	11,015	10,943	31,680	32,991
General and administrative expense	5,039	5,122	14,676	16,795
Shipping and handling costs	666	721	1,266	1,419
Depreciation and amortization expense	1,050	1,227	3,150	3,663
Embezzlement-related expense	—	3	—	118
Total costs and expenses	36,255	38,144	102,061	112,011
Income before interest, other income (expense) and income taxes	4,889	4,813	6,406	5,161
Net interest expense	(4,377)	(4,773)	(13,535)	(14,028)
Loss on extinguishment of debt	—	—	(570)	—
Other income, net	535	215	965	645
Income (loss) before income taxes	1,047	255	(6,734)	(8,222)
Income tax expense	(52)	(127)	(146)	(297)
Net income (loss)	$995	$128	$(6,880)	$(8,519)
Other comprehensive income (loss):
Amortization of net pension loss	22	30	65	90
Comprehensive income (loss)	$1,017	$158	$(6,815)	$(8,429)
Net income (loss) per common share:
Basic	$0.02	$0.00	$(0.15)	$(0.18)
Diluted	$0.02	$0.00	$(0.15)	$(0.18)
Average number of common shares and equivalents outstanding:
Basic	45,664	47,563	45,663	47,439
Diluted	45,753	47,657	45,663	47,439

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	As of
	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,403	$67,993
Accounts receivable, net	28,561	15,767
Inventory	6,311	9,221
Restricted assets, current	1,463	1,343
Other current assets	8,872	6,873
Total current assets	89,610	101,197
Property, equipment and software at cost	49,576	43,224
Accumulated depreciation and amortization	(29,148)	(22,909)
Property, equipment and software, net	20,428	20,315
Goodwill	47,842	47,842
Acquired curriculum and technology intangibles, net	6,038	8,719
Acquired publishing rights, net	3,248	4,705
Other intangible assets, net	4,871	6,251
Pre-publication costs, net	15,081	13,401
Restricted assets, less current portion	4,451	5,492
Other assets	8,578	8,288
Total assets	$200,147	$216,210

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	As of
	September 30, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Capital lease obligations, current	$1,061	$995
Accounts payable	3,723	1,301
Accrued expenses	15,943	25,279
Deferred revenue, current	60,416	53,532
Total current liabilities	81,143	81,107
Long-term liabilities:
Long-term debt	164,635	174,491
Capital lease obligations, less current portion	1,217	2,019
Deferred revenue, less current portion	10,204	7,829
Other liabilities	12,818	13,954
Total long-term liabilities	188,874	198,293
Commitments and contingencies (See Note 12)
Stockholders' equity (deficit):
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at September 30, 2014 and December 31, 2013)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 51,251 and 51,208 shares issued, and 44,917 and 45,042 shares outstanding at September 30, 2014 and December 31, 2013, respectively)	51	51
Capital surplus	284,109	283,673
Accumulated deficit	(339,575)	(332,695)
Treasury stock at cost (6,334 and 6,166 shares at September 30, 2014 and December 31, 2013, respectively)	(12,448)	(12,147)
Accumulated other comprehensive loss:
Pension and postretirement plans	(2,007)	(2,072)
Accumulated other comprehensive loss	(2,007)	(2,072)
Total stockholders' equity (deficit)	(69,870)	(63,190)
Total liabilities and stockholders' equity (deficit)	$200,147	$216,210

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(6,880)	$(8,519)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	16,363	16,343
Loss on extinguishment of debt	570	—
Loss from recovery of property held for sale	—	122
Gain on sale of IntelliTools product line	(289)	—
Amortization of note discount and deferred financing costs	1,164	1,304
Change in fair value of contingent value rights obligation	—	74
Loss on disposal of assets	91	104
Stock-based compensation and expense	383	788
Proceeds from recovered properties	—	258
Michigan tax refund received	—	12,342
Other	5	—
Changes in operating assets and liabilities:
Accounts receivable, net	(12,794)	(13,738)
Inventory	2,649	6,029
Other current assets	(1,964)	(408)
Other assets	(1,734)	(875)
Restricted assets	921	3,995
Accounts payable	2,422	(1,355)
Accrued expenses	(5,336)	60
Deferred revenue	9,300	7,556
Other long-term liabilities	(1,511)	(830)
Net cash provided by operating activities	3,360	23,250
Investing activities:
Cash paid for acquisitions	(3,600)	—
Cash paid for contingent value rights obligation related to acquisition	—	(7,673)
Expenditures for property, equipment, software and pre-publication costs	(13,027)	(12,383)
Proceeds from sale of IntelliTools product line	806	—
Net cash used in investing activities	(15,821)	(20,056)
Financing activities:
Principal payments under capital lease obligations	(736)	(1,061)
Repayment of debt	(10,145)	—
Proceeds from exercise of stock options	53	—
Share repurchases	(301)	(244)
Net cash used in financing activities	(11,129)	(1,305)
Change in cash and cash equivalents	(23,590)	1,889
Cash and cash equivalents, beginning of period	67,993	51,904
Cash and cash equivalents, end of period	$44,403	$53,793

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

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Due to seasonality, the results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 2014.

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

These brands comprise four reportable segments with separate management teams and infrastructures that offer various products and services. Prior to the sale of the IntelliTools product line in the second quarter of 2014, the Company referred to its Kurzweil Education segment as Kurzweil/IntelliTools. See Note 14 – Segment Reporting for further information on the Company’s segment reporting structure.

Note 2 — Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.6 million at September 30, 2014 and $0.7 million at December 31, 2013. The allowance for doubtful accounts is based on a review of outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment, could reasonably be expected to cause sales returns to differ from historical experience.

Note 3 — Stock-Based Compensation and Expense

The stock-based compensation and expense recorded was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Cost of revenues	$10	$33	$28	$57
Research and development expense	27	60	76	112
Sales and marketing expense	35	61	96	105
General and administrative expense	63	192	183	514
Total	$135	$346	$383	$788

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

On March 26, 2014, the Company granted 35,000 options under the Plan with a total grant date fair value, net of forecasted forfeitures, of $41 thousand.  Each of these options have a per-share exercise price of $2.06 and vest in equal monthly installments on the last day of each month of the four year period beginning on the first day of the month of grant.  The term of each of the options is ten years from the date of grant.

On July 21, 2014, the Company granted 10,000 options under the Plan with a total grant date fair value, net of forecasted forfeitures, of $10 thousand.  Each of these options have a per-share exercise price of $1.84 and vest in equal monthly installments on the last day of each month of the four year period beginning on the first day of the month of grant.  The term of each of the options is ten years from the date of grant.

On August 25, 2014, the Company granted 15,000 options under the Plan with a total grant date fair value, net of forecasted forfeitures, of $14 thousand.  Each of these options have a per-share exercise price of $1.66 and vest in equal monthly installments on the last day of each month of the four year period beginning on the first day of the month of grant.  The term of each of the options is ten years from the date of grant.

Valuation assumptions

The following assumptions were used in the Black-Scholes option-pricing model to estimate the fair value of the awards granted during the nine month period ended September 30, 2014:

Nine Months Ended
September 30, 2014
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

Award activity

The following tables detail changes in the Company’s outstanding stock options during the three and nine month periods ended September 30, 2014.

	Three Months Ended September 30, 2014
Grant Date	Beginning Outstanding	Granted	Exercised	Cancelled and Forfeited	Ending Outstanding
January 27, 2010	5,000	—	—	—	5,000
July 30, 2013	1,997,083	—	7,083	—	1,990,000
September 19, 2013	30,000	—	—	—	30,000
October 28, 2013	40,000	—	—	—	40,000
November 18, 2013	15,000	—	—	—	15,000
March 14, 2014	544,730	—	—	4,479	540,251
March 26, 2014	35,000	—	—	—	35,000
July 21, 2014	—	10,000	—	—	10,000
August 25, 2014	—	15,000	—	—	15,000
Total	2,666,813	25,000	7,083	4,479	2,680,251

	Nine Months Ended September 30, 2014
Grant Date	Beginning Outstanding	Granted	Exercised	Cancelled and Forfeited	Ending Outstanding
January 27, 2010	5,000	—	—	—	5,000
November 21, 2011	79,158	—	—	79,158	—
May 14, 2012	10,198	—	—	10,198	—
July 30, 2013	2,187,344	—	40,416	156,928	1,990,000
September 19, 2013	30,000	—	—	—	30,000
October 28, 2013	40,000	—	—	—	40,000
November 18, 2013	15,000	—	—	—	15,000
March 14, 2014	—	559,000	—	18,749	540,251
March 26, 2014	—	35,000	—	—	35,000
July 21, 2014	—	10,000	—	—	10,000
August 25, 2014	—	15,000	—	—	15,000
Total	2,366,700	619,000	40,416	265,033	2,680,251

During the nine months ended September 30, 2014, restricted common stock awards of 2,000 shares were issued.  The restriction on the common stock awards lapse equally over a four-year period on the anniversary of the grant date or upon a change in control of the Company.  The awards were valued based on the Company’s closing stock price on the date of grant of $1.96.  During the nine months ended September 30, 2014, the related restrictions lapsed on restricted common stock awards of 1,500 shares.

Note 4 — Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period including a warrant for shares issuable for little or no cash consideration, which is considered a common share equivalent. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period; including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options, restricted stock awards and warrants using the treasury stock method.  Weighted average shares from common share equivalents in the amount of 803,944 and 2,423,319 for the three months ended September 30, 2014 and 2013, respectively, and 2,638,533 and 3,243,154 for the nine months ended September 30, 2014 and 2013, respectively, were excluded from the respective dilutive shares outstanding because their effect was anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income (loss)	$995	$128	$(6,880)	$(8,519)
Denominator:
Basic:
Weighted-average common shares used in computing basic net income (loss) per share	45,664	47,563	45,663	47,439
Diluted:
Add weighted average effect of dilutive securities:
Stock options, restricted stock awards and warrant	89	94	—	—
Weighted-average common shares used in computing diluted net income (loss) per share	45,753	47,657	45,663	47,439
Net income (loss) per common share:
Basic	$0.02	$0.00	$(0.15)	$(0.18)
Diluted	$0.02	$0.00	$(0.15)	$(0.18)

During the first quarter of 2014, the Company repurchased 167,961 shares of its outstanding common stock for $0.3 million.  After these transactions, the Company had $0.3 million remaining under its previously disclosed share repurchase authorization.  The share repurchase program expired in July 2014.

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

As of September 30, 2014, financial instruments include $44.4 million of cash and cash equivalents, restricted assets of $5.9 million, collateral investments of $3.6 million, and $164.6 million of senior secured notes.  As of December 31, 2013, financial instruments include $68.0 million of cash and cash equivalents, restricted assets of $6.8 million, collateral investments of $2.0 million, and $174.5 million of senior secured notes. The fair market values of cash equivalents, restricted assets and collateral investments are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period.

As of September 30, 2014, the senior secured notes, with aggregate outstanding principal amount of $165.0 million, had a fair value of $165.4 million, based on quoted market prices in active markets for these debt instruments when traded as assets.  As of December 31, 2013, the senior secured notes, with aggregate outstanding principal amount of $175.0 million, had a fair value of $166.5 million, based on quoted market prices in active markets for these debt instruments when traded as assets.

Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	As of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$5,914	$5,914	$—	$—
Collateral Investments:
Money Market	904	904	—	—
Certificates of Deposit	2,717	2,717	—	—

(in thousands)		Fair Value at Reporting Date Using
Description	As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$6,835	$6,835	$—	$—
Collateral Investments:
Money Market	903	903	—	—
Certificates of Deposit	1,068	1,068	—	—

(in thousands)	Total Gains (Losses) for the Nine Months Ended September 30,
Description	2014	2013
Restricted Assets:
Money Market	$—	$—
Collateral Investments:
Money Market	—	—
Certificates of Deposit	—	—
Warrant	—	(53)
Assets held for sale:
Recovered Properties	—	(122)
CVRs	—	(74)

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

Assets and liabilities measured at fair value on a non-recurring basis are listed below at their carrying values as of each reporting date:

(in thousands)		Value at Reporting Date Using
Description	As of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	20,428	—	—	20,428
Pre-publication costs, net	15,081	—	—	15,081
Acquired curriculum and technology intangibles, net	6,038	—	—	6,038
Acquired publishing rights, net	3,248	—	—	3,248
Other intangible assets, net	4,871	—	—	4,871

(in thousands)		Value at Reporting Date Using
Description	As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	20,315	—	—	20,315
Pre-publication costs, net	13,401	—	—	13,401
Acquired curriculum and technology intangibles, net	8,719	—	—	8,719
Acquired publishing rights, net	4,705	—	—	4,705
Other intangible assets, net	6,251	—	—	6,251

(in thousands)	Total Gains (Losses) for the Nine Months Ended September 30,
Description	2014	2013
Goodwill	$—	$—
Property, equipment and software, net	—	—
Pre-publication costs, net	—	—
Acquired curriculum and technology intangibles, net	—	—
Acquired publishing rights, net	—	—
Other intangible assets, net	—	—

There were no significant remeasurements of these assets during the nine months ended September 30, of 2014 or 2013.

Note 6 — Other Current Assets

Other current assets at September 30, 2014 and December 31, 2013 consisted of the following:

	As of
(in thousands)	September 30, 2014	December 31, 2013
Deferred costs	$6,014	$4,968
Prepaid expenses	2,287	1,369
Deferred taxes	571	536
Total	$8,872	$6,873

Note 7 — Other Assets

Other assets at September 30, 2014 and December 31, 2013 consisted of the following:

	As of
(in thousands)	September 30, 2014	December 31, 2013
Collateral investments	$3,621	$1,971
Deferred financing costs	3,097	4,541
Deferred costs, less current portion	901	765
Other	959	1,011
Total	$8,578	$8,288

The deferred financing costs represent costs incurred in connection with the issuance of the 9.75% senior secured notes as described in Note 13 – Long-Term Debt.

Collateral Investments

The Company maintains certificates of deposit to collateralize its outstanding letters of credit associated with the build-to-suit lease, credit collections, performance bonds for certain contracts and workers’ compensation activity.  At December 31, 2013, the Company had certificates of deposit of $1.1 million to collateralize certain letters of credit outstanding at that date.  During the first quarter of 2014, the Company purchased additional certificates of deposit of $2.1 million to serve as collateral for outstanding letters of credit previously collateralized by the ABL Facility that was terminated on March 26, 2014 as described in Note 13 – Long-Term Debt.  During the third quarter of 2014, an outstanding certificate of deposit of $0.5 million was redeemed as the associated letter of credit was terminated during the period.  At September 30, 2014, the Company had $2.7 million in certificates of deposit serving as collateral for its outstanding letters of credit.  See Note 12 – Commitments and Contingencies for additional information regarding the Company’s outstanding letters of credit.

Additionally, the Company maintains a money market fund investment to serve as collateral for a travel card program.  The balance of the money market fund investment was $0.9 million at September 30, 2014 and December 31, 2013.

Note 8 — Accrued Expenses

Accrued expenses at September 30, 2014 and December 31, 2013 consisted of the following:

	As of
(in thousands)	September 30, 2014	December 31, 2013
Salaries, bonuses and benefits	$7,567	$9,687
Accrued interest	2,011	6,471
Pension and post-retirement medical benefits	1,172	1,214
Accrued royalties	1,279	1,649
Headsprout acquisition accrual	400	3,600
Other	3,514	2,658
Total	$15,943	$25,279

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

Note 9 — Other Liabilities

Other liabilities at September 30, 2014 and December 31, 2013 consisted of the following:

	As of
(in thousands)	September 30, 2014	December 31, 2013
Pension and post-retirement medical benefits, long-term portion	$9,693	$10,241
Deferred rent	1,068	1,201
Long-term income tax payable	938	902
Long-term deferred tax liability	610	570
Long-term deferred compensation	358	491
Headsprout acquisition accrual	—	400
Other	151	149
Total	$12,818	$13,954

Note 10 — Pension Plan

The net pension costs of the Company’s defined benefit pension plan were comprised primarily of interest costs and totaled $0.1 million and $0.1  million, respectively, for the three months ended September 30, 2014 and 2013 and $0.4 million and $0.4 million for the nine months ended September 30, 2014 and 2013.  The net pension costs for the three and nine months ended September 30, 2014 and 2013 also included immaterial accumulated net loss amortization.

Note 11 — Uncertain Tax Positions

The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in its financial statements. For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in its financial statements is recorded on the Condensed Consolidated Balance Sheet as an unrecognized tax benefit (“UTB”). The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities. The balance of UTBs was $6.4 million at September 30, 2014 and December 31, 2013.

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

From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business. These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. These open purchase commitments totaled $0.1 million as of September 30, 2014.

The Company has letters of credit outstanding as of September 30, 2014 in the amount of $2.0 million to support the build-to-suit lease, credit collections, performance bonds for certain contracts and workers’ compensation activity. The Company maintains certificates of deposit as collateral for the letters of credit. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificates of deposit and money market fund investment are recorded in Other Assets.

Note 13 — Long-Term Debt

Long-term debt at September 30, 2014 and December 31, 2013 consisted of the following:

	As of
(in thousands)	September 30, 2014	December 31, 2013
9.75% senior secured notes due February 15, 2017, interest payable semiannually	$165,000	$175,000
Less: Unamortized discount	(365)	(509)
Total long-term debt	$164,635	$174,491

In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”). Deferred financing costs are capitalized in Other Assets in the Condensed Consolidated Balance Sheets, net of accumulated amortization, and are to be amortized over the term of the related debt using the effective interest method. Unamortized capitalized deferred financing costs at September 30, 2014 and December 31, 2013 were $3.1 million and $4.5 million, respectively, related to the Notes and an asset-based revolving credit facility, which was terminated in the first quarter of 2014.

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

During the quarter ended March 31, 2014, the Company repurchased $2.0 million aggregate principal amount of Notes for approximately $2.0 million, plus accrued and unpaid interest. During the quarter ended June 30, 2014, the Company repurchased an additional $8.0 million aggregate principal amount of Notes for $8.1 million, plus accrued and unpaid interest.  During the nine months ended September 30, 2014, a Loss on Extinguishment of Debt of $0.4 million was recorded in connection with these repurchases, which was primarily due to the write-off of unamortized deferred financing costs.  In October 2014, the Company repurchased an additional $10.0 million principal amount of Notes for $9.9 million plus accrued and unpaid interest.  See Note 16 – Subsequent Events.

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

During the first quarter of 2014, the Company’s excess availability and fixed charge coverage ratios fell below the required thresholds, which put the Company in a Trigger Period as defined under the ABL Facility agreement.  On March 26, 2014, the Company had no borrowings outstanding under the agreement and terminated the ABL Facility.  A Loss on Extinguishment of Debt of $0.2 million was recorded in connection with the termination related to the write-off of unamortized deferred financing costs.

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

Learning A-Z’s subscription-based websites include: Reading A-Z, Raz-Kids, Science A-Z, Writing A-Z, Vocabulary A-Z, ReadyTest A-Z and Headsprout®.

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

Kurzweil Education:

Kurzweil Education develops literacy-boosting solutions that directly enhance opportunities to learn and achieve, offering learners a way up and a path forward. Using the principals of Universal Design for Learning, the segment’s products deliver content and tools that enable all learners to read, understand and demonstrate their learning using technology-based tools and resources.

In April 2014, the Company completed the sale of its IntelliTools product line for $0.8 million.  Net revenues associated with the IntelliTools product line were $0.3 million during 2014 through the date of sale and $1.0 million for the year ended December 31, 2013. Prior to the sale of the IntelliTools product line, the Company referred to the Kurzweil Education segment as Kurzweil/IntelliTools.

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

(in thousands)	Voyager Sopris Learning	Learning A-Z	ExploreLearning	Kurzweil Education	Other	Consolidated
Three Months Ended September 30, 2014
Net revenues	$23,951	$11,116	$4,098	$1,979	$—	$41,144
Cost of revenues	9,631	300	733	381	—	11,045
Amortization expense	—	—	—	—	4,695	4,695
Total cost of revenues	9,631	300	733	381	4,695	15,740
Other operating expenses	7,212	4,992	2,452	1,153	3,656	19,465
Depreciation and amortization expense	—	—	—	—	1,050	1,050
Total costs and expenses	16,843	5,292	3,185	1,534	9,401	36,255

Income (loss) before interest, other income (expense) and income taxes	7,108	5,824	913	445	(9,401)	4,889

Net interest expense	—	—	—	—	(4,377)	(4,377)
Other income, net	—	—	—	—	535	535
Income tax expense	—	—	—	—	(52)	(52)
Segment net income (loss)	$7,108	$5,824	$913	$445	$(13,295)	$995
Expenditures for property, equipment, software and pre-publication costs	$1,767	$1,667	$468	$139	$626	$4,667

(in thousands)	Voyager Sopris Learning	Learning A-Z	ExploreLearning	Kurzweil Education	Other	Consolidated
Three Months Ended September 30, 2013
Net revenues	$28,212	$8,362	$3,700	$2,683	$—	$42,957
Cost of revenues	11,434	167	670	679	—	12,950
Amortization expense	—	—	—	—	4,692	4,692
Total cost of revenues	11,434	167	670	679	4,692	17,642
Other operating expenses	8,589	3,512	2,322	1,038	3,811	19,272
Depreciation and amortization expense	—	—	—	—	1,227	1,227
Embezzlement-related expense	—	—	—	—	3	3
Total costs and expenses	20,023	3,679	2,992	1,717	9,733	38,144

Income (loss) before interest, other income (expense) and income taxes	8,189	4,683	708	966	(9,733)	4,813

Net interest expense	—	—	—	—	(4,773)	(4,773)
Other income, net	—	—	—	—	215	215
Income tax expense	—	—	—	—	(127)	(127)
Segment net income (loss)	$8,189	$4,683	$708	$966	$(14,418)	$128
Expenditures for property, equipment, software and pre-publication costs	$2,007	$1,112	$382	$154	$754	$4,409

(in thousands)	Voyager Sopris Learning	Learning A-Z	ExploreLearning	Kurzweil Education	Other	Consolidated
Nine Months Ended September 30, 2014
Net revenues	$57,628	$31,846	$13,119	$5,874	$—	$108,467
Cost of revenues	25,308	1,194	2,186	1,298	—	29,986
Amortization expense	—	—	—	—	13,213	13,213
Total cost of revenues	25,308	1,194	2,186	1,298	13,213	43,199
Other operating expenses	20,035	13,687	7,668	3,383	10,939	55,712
Depreciation and amortization expense	—	—	—	—	3,150	3,150
Total costs and expenses	45,343	14,881	9,854	4,681	27,302	102,061

Income (loss) before interest, other income (expense) and income taxes	12,285	16,965	3,265	1,193	(27,302)	6,406

Net interest expense	—	—	—	—	(13,535)	(13,535)
Loss on extinguishment of debt	—	—	—	—	(570)	(570)
Other income, net	—	—	—	—	965	965
Income tax expense	—	—	—	—	(146)	(146)
Segment net income (loss)	$12,285	$16,965	$3,265	$1,193	$(40,588)	$(6,880)
Expenditures for property, equipment, software and pre-publication costs	$5,008	$4,403	$1,200	$422	$1,994	$13,027

(in thousands)	Voyager Sopris Learning	Learning A-Z	ExploreLearning	Kurzweil Education	Other	Consolidated
Nine Months Ended September 30, 2013
Net revenues	$74,032	$24,047	$11,497	$7,596	$—	$117,172
Cost of revenues	32,934	646	1,693	1,727	—	37,000
Amortization expense	—	—	—	—	12,680	12,680
Total cost of revenues	32,934	646	1,693	1,727	12,680	49,680
Other operating expenses	25,032	10,211	6,662	3,348	13,297	58,550
Depreciation and amortization expense	—	—	—	—	3,663	3,663
Embezzlement-related expense	—	—	—	—	118	118
Total costs and expenses	57,966	10,857	8,355	5,075	29,758	112,011

Income (loss) before interest, other income (expense) and income taxes	16,066	13,190	3,142	2,521	(29,758)	5,161

Net interest expense	—	—	—	—	(14,028)	(14,028)
Other income, net	—	—	—	—	645	645
Income tax expense	—	—	—	—	(297)	(297)
Segment net income (loss)	$16,066	$13,190	$3,142	$2,521	$(43,438)	$(8,519)
Expenditures for property, equipment, software and pre-publication costs	$5,627	$3,320	$1,070	$279	$2,087	$12,383

Note 15 — Related Party Transactions

As previously disclosed, the Company is party to a consulting fee agreement with VSS Fund Management LLC (“VSS”) entitling VSS to the following fees: (i) a fee equal to 1% of the gross proceeds of any debt or equity financing by the Company, and (ii) a fee equal to 1% of the enterprise value of any entities acquired or disposed of by the Company.  During the first quarter of 2014, the Company accrued $40 thousand under this agreement as a result of the Headsprout acquisition.

Note 16 — Subsequent Events

On October 15, 2014, the Company entered into a note repurchase agreement with an investor.  The transaction settled on October 20, 2014, with the Company repurchasing $10.0 million aggregate principal amount of Notes for $9.9 million plus accrued and unpaid interest.  The Company expects to record a Loss on Extinguishment of Debt of approximately $0.1 million in connection with this repurchase, primarily related to the write-off of unamortized deferred financing costs.  After completion of this transaction, total principal outstanding under the Company’s Notes is $155.0 million.

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

Our Company

We are a leading educational solutions and services company that is committed to helping all students reach their full potential by providing evidence-based solutions and expert professional services to empower educators and raise the achievement levels of all students. Our brands include: Voyager Sopris Learning ™ (www.voyagersopris.com), Learning A–Z™ (www.learninga-z.com), ExploreLearning® (www.explorelearning.com and www.reflexmath.com) and Kurzweil Education™ (www.kurzweiledu.com). Together, these business units provide best-in-class intervention and supplemental instructional materials; gold-standard professional development and school-improvement services; breakthrough technology solutions for online learning and professional support; valid and reliable assessments; and proven materials to support a positive and safe school environment.

Our products have continued to receive awards and accolades from industry publications including the Best Educational Software (BESSIE) awards from the ComputED Gazette, the CODiE awards from the Software and Information Industry Association and the Education Software Review Awards (EDDIES) by The ComputED Gazette.

The following products were named winners of the 20th annual BESSIE awards:

•	ExploreLearning – Reflex
•	ExploreLearning – Gizmos
•	Kurzweil Education– firefly
•	Learning A-Z – Raz-Kids.com
•	Learning A-Z – ScienceA-Z.com

The following products were named winners of the 19th annual EDDIE awards:

•	ExploreLearning – Reflex
•	ExploreLearning – Gizmos
•	Kurzweil Education – firefly
•	Learning A-Z – Reading A-Z.com
•	Learning A-Z – Raz-Kids.com

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

Overview

Order volumes are an internal metric that measure the total dollar value of customer orders in a period, regardless of the timing of the related revenue recognition.  Management considers order volumes a leading indicator of revenues.  Our first half results were sluggish in three of our four segments and we were impacted by some instability with respect to support of Common Core State Standards.  Many customers shifted purchases of our products into the latter half of the year and, and as a result, our third quarter 2014 order volumes were 6% better than the third quarter of 2013.  For the nine months ended September 30, 2014, company-wide order volumes were down 5% compared with the same period of 2013, with changes by segment as follows:

•	Learning A-Z increased 33%
•	ExploreLearning increased 7%
•	Voyager Sopris Learning decreased 21%
•	Kurzweil Education decreased 21%

We continue to execute our strategy to shift resources to subscription and technology-enabled products.  Order volumes for technology-enabled products grew 31% year to date in 2014 over the same period of 2013. For the nine months ended September 30, 2014, 57% of order volumes were generated by technology-enabled products versus 41% for the same period of 2013. For purposes of this metric, technology-enabled products are defined as those products that are sold primarily as a technology-based solution or that could be used solely using a digital platform. For the Voyager Sopris Learning segment, several products classified as technology-enabled include supplemental print materials.

Learning A–Z delivered another historically high period of order volumes during the third quarter of 2014, continuing its trend of double-digit growth rates due to quality content, award-winning technology, and ongoing strategic investments within the segment.  Within ExploreLearning, the unfavorable impact of the timing of deals began to reverse during the third quarter of 2014 and as a result, ExploreLearning achieved strong year over year growth in the third quarter of 2014, bringing the year to date 2014 growth versus prior year to 7%.  Both Voyager Sopris Learning and Kurzweil Education showed some improvement in order volumes during the third quarter of 2014 compared to 2013, with Voyager Sopris Learning down 14% quarter over quarter and Kurzweil Education approximately flat quarter over quarter.  These segments continue to experience declines in legacy products, which are outpacing gains from newer technology-enabled solutions.

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

Generally accepted accounting principles (“GAAP”) net revenues for the nine months ended September 30, 2014 decreased 7% to $108.5 million compared to $117.2 million for the nine months ended September 30, 2013. GAAP net revenues by segment for the nine months ended September 30, 2014, and the change from the same period in 2013, were as follows:

•	Learning A–Z: $31.8 million, increased $7.8 million or 32%
•	ExploreLearning: $13.1 million, increased $1.6 million or 14%
•	Voyager Sopris Learning: $57.6 million, decreased $16.4 million or 22%
•	Kurzweil Education: $5.9 million, decreased $1.7 million or 23%

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

Segment Results of Operations

Our brands comprise four reportable segments with separate management teams and infrastructures that offer various products and services.

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

Learning A-Z’s subscription-based websites provide online supplemental books, lessons, assessments, and other instructional resources for individual classrooms, schools, and districts. These solutions include: Reading A-Z, Raz-Kids, Science A-Z, Writing A-Z, Vocabulary A-Z, ReadyTest A-Z and Headsprout®.

In October 2014, Learning A-Z launched a new website, ReadyTest A-Z. The website delivers downloadable resources teachers need to provide effective high-stakes English Language Arts assessment practice and instruction, as well as a student-centric environment where kids log in to develop their test-taking skills online.  Kids are able to access ReadyTest A-Z 24/7 to develop real high-stakes testing skills, while teachers can monitor student progress and then provide customized instruction to help students maximize their learning.

Results of Operations

For the nine months ended September 30, 2014, Learning A-Z order volumes exceeded the same period in 2013 by 33%.  GAAP net revenues for Learning A-Z were higher by $7.8 million, or 32%, for the nine months ended September 30, 2014 from the same period in 2013, which was consistent with its order volume trends.  Learning A-Z revenues are recognized pro rata over their subscription periods, which are generally for one year but can be for longer periods.

Learning A-Z has realized double-digit order volume growth for several years and we believe this unit will continue to deliver strong growth.  We believe that the value proposition offered by the Learning A-Z products will continue to be compelling due to quality content and award-winning technology.  To facilitate the expected growth, we have made significant investments in our sales force and product development efforts.  Learning A-Z products are aligned with the Common Core State Standards and this will continue to be a focus in future development.  Total costs and expenses as a percentage of net revenues were higher in the nine months ended September 30, 2014 compared to the same period in 2013 as a result of these investments.

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

In August 2014, ExploreLearning launched Reflex Student, an iPad® app available for download in the iTunes store.  The new app features the Reflex student experience, which helps students gain quick and effortless recall of basic math facts in all four operations through game-based instruction and practice.  With expanded access on the iPad®, even more students can build fluency anytime and anywhere with Reflex.

Results of Operations

Order volumes in the ExploreLearning segment increased 7% in the nine months ended September 30, 2014 from the same period in 2013. GAAP net revenues for ExploreLearning were higher by $1.6 million, or 14%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Year to date growth in revenues exceeded growth in order volumes due to the recognition of prior period sales which are recorded pro rata over their subscription periods, which are generally for one year but can be for longer periods.

Order volumes for the first half of 2014 were unfavorably impacted by the timing of deals, but ExploreLearning was able to achieve strong year over year growth in the third quarter of 2014, bringing the year to date 2014 growth versus prior year to 7%.  We currently expect ExploreLearning to have slight order volume growth for the full year 2014.  This a lower percentage growth than the 27% growth experienced from 2012 to 2013 because 2013 order volumes included several large multi-year deals, which impact comparability.

We believe that the value proposition offered by the ExploreLearning products will continue to be compelling due to quality content and award-winning technology and we expect strong growth in the coming years.  To ensure ExploreLearning is well positioned for expected future growth, we have made significant investments in 2014 in this segment for the enhancement of existing products, the development of new products, and the expansion of the sales force.  Total costs and expenses as a percentage of net revenues were higher in the nine months ended September 30, 2014 compared to the same period in 2013 as a result of these investments.

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

In August 2014, Voyager Sopris Learning released the following technology-enabled products:

•

A major update to Passport Reading Journeys® was released.  Passport Reading Journeys is a literacy intervention that combines high-interest reading, multimedia teaching tools and evidence-based instruction for students in grades 6-12.  With this release, the product offers support for teaching the skills needed for college and career with innovative technology components.

•

LANGUAGE!® Live Level 2 was released, significantly expanding the scope and reach of LANGUAGE! Live.  Level 2 continues the powerful combination of teacher-led instruction and student-directed technology, while moving students to more advanced literacy levels and providing additional entry points to meet the needs of a larger population of learners.

•

Vmath® Third Edition was released for classroom implementation for students in grades 2-8.  Vmath was completely rebuilt to respond to the rigor of mathematics standards and to build the foundation for more advanced math, using innovative technology components to increase efficiency and engagement of both teachers and students.

•

LANGUAGE!® with Focus on English Language Learning and Everyday English Plus were released in an online format. LANGUAGE! with Focus on English Language Learning is an intensive literacy intervention that integrates reading, writing, spelling, vocabulary, grammar, foundational skills and spoken English to raise the achievement of students, including newcomers to English, in grades 4-12.

Results of Operations

We expect sales of purely print-based products to continue to decline.  Therefore, to stabilize order volumes and enable growth in future years, Voyager Sopris Learning is focusing its development efforts on technology based solutions, especially those opportunities that help school districts implement the new Common Core State Standards or other State-based curriculum or assessment standards.  We believe that the efficacy of our products and the transition of our existing content to technology-based learning solutions will eventually offset the weakness in our legacy print-based offerings and return the segment to growth.  However, these products take a significant amount of time to develop and gain customer acceptance.

For the nine months ended September 30, 2014, Voyager Sopris Learning order volumes were down 21% compared to prior year, and GAAP net revenues declined $16.4 million, or 22%, from prior year.  Costs benefitted from right-sizing efforts completed in 2013 and continued vigilance throughout 2014.

We expect the segment to have full year order volume declines at or slightly better than the 21% experienced during the nine months ended September 30, 2014.  Due to ongoing efforts to right-size the business and transition to more profitable technology-enabled products, margins are expected to improve year over year.  However, due to the magnitude of the top line declines, earnings are expected to be lower in 2014 versus 2013.

Kurzweil Education

Kurzweil EducationTM develops literacy-boosting solutions that directly enhance opportunities to learn and achieve, offering learners a way up and a path forward. Using the principals of Universal Design for Learning, the segment’s products deliver content and tools that enable all learners to read, understand and demonstrate their learning using technology-based tools and resources.

In March 2014, Alex Saltonstall, President of Kurzweil Education, resigned from the Company.  John Campbell, Chief Executive Officer of the Company, is currently performing management oversight for this segment.

In April 2014, the Company completed the sale of its IntelliTools product line for $0.8 million.  Net revenues associated with the IntelliTools product line were $0.3 million during 2014 through the date of sale and $1.0 million for the year ended December 31, 2013. Prior to the sale of the IntelliTools product line, we referred to the Kurzweil Education segment as Kurzweil/IntelliTools.

Results of Operations

Order volumes in the Kurzweil Education segment declined 21% in the nine months ended September 30, 2014 from the same period in 2013.  Declines are attributable to the segment’s transition to a subscription model rather than its historical perpetual model.  Additionally, management believes that customers are increasingly meeting their special education and text-to-speech needs with free and low-priced, but less comprehensive, solutions.  GAAP net revenues for Kurzweil Education declined $1.7 million, or 23%, for the nine months ended September 30, 2014 from the same period in 2013.

Going forward, the Company plans to continue to invest in firefly which brings many of the capabilities of the Kurzweil 3000 product to the web.  This subscription solution has shown strong year over year growth and high renewal rates and will continue to be the focus of the segment. We believe that the strength of the firefly solution and potentially the development of other subscription-based products will eventually return the segment to growth, but we expect Kurzweil Education order volumes to continue to decline in 2014. We currently expect that Kurzweil Education will have full year order volume declines at approximately the same rate as the 21% experienced in the nine months ended September 30, 2014.  Additionally, the transition to subscription-based products, where revenues are recognized pro rata over the subscription life, will likely result in a decline in GAAP net revenues greater than the decline in order volumes.  We expect any decline in order volumes or GAAP net revenues to reduce segment earnings.

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

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013:

	Three Months Ended				Year Over Year Change
	September 30, 2014		September 30, 2013		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Voyager Sopris Learning	$23,951	58.2%	$28,212	65.7%	$(4,261)	(15.1)%
Learning A-Z	11,116	27.0%	8,362	19.5%	2,754	32.9%
ExploreLearning	4,098	10.0%	3,700	8.6%	398	10.8%
Kurzweil Education	1,979	4.8%	2,683	6.2%	(704)	(26.2)%
Total net revenues	41,144	100.0%	42,957	100.0%	(1,813)	(4.2)%
Cost of revenues:
Voyager Sopris Learning	9,631	23.4%	11,434	26.6%	1,803	15.8%
Learning A-Z	300	0.7%	167	0.4%	(133)	(79.6)%
ExploreLearning	733	1.8%	670	1.6%	(63)	(9.4)%
Kurzweil Education	381	0.9%	679	1.6%	298	43.9%
Amortization expense	4,695	11.4%	4,692	10.9%	(3)	(0.1)%
Total cost of revenues	15,740	38.3%	17,642	41.1%	1,902	10.8%
Research and development expense	2,745	6.7%	2,486	5.8%	(259)	(10.4)%
Sales and marketing expense	11,015	26.8%	10,943	25.5%	(72)	(0.7)%
General and administrative expense	5,039	12.2%	5,122	11.9%	83	1.6%
Shipping and handling costs	666	1.6%	721	1.7%	55	7.6%
Depreciation and amortization expense	1,050	2.6%	1,227	2.9%	177	14.4%
Embezzlement-related expense	—	0.0%	3	0.0%	3	100.0%
Income before interest, other income (expense) and income taxes	4,889	11.9%	4,813	11.2%	76	1.6%
Net interest expense	(4,377)	(10.6)%	(4,773)	(11.1)%	396	8.3%
Other income, net	535	1.3%	215	0.5%	320	148.8%
Income tax expense	(52)	(0.1)%	(127)	(0.3)%	75	59.1%
Net income	$995	2.4%	$128	0.3%	$867	677.3%

Net Revenues.

During the three months ended September 30, 2014, our overall order volumes increased 6% from the same period of 2013, which was largely due to increased sales of our technology-enabled products that typically result in pro rata revenue recognition over the life of the applicable contract.  Given the shift in order mix towards technology-enabled products, our total net revenues decreased $1.8 million, or 4.2%, to $41.1 million in the third quarter of 2014 compared to the same period in 2013 as a larger portion of our third quarter 2014 order volumes were deferred for revenue recognition purposes relative to prior year.

Cost of Revenues.

Cost of revenues includes expenses to print, purchase, handle and warehouse our products, as well as order processing and royalty costs, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $1.9 million, or 14.7%, to $11.0 million in the third quarter of 2014 compared to the same period in 2013.  This decline was primarily due to lower order volumes in our Voyager Sopris Learning segment.

Amortization Expense.

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the third quarter of 2014 was flat compared to the third quarter of 2013 at $4.7 million.

Research and Development Expense.

Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the third quarter of 2014 increased $0.3 million, or 10.4%, to $2.7 million compared to the third quarter of 2013 as we continue to invest in our product offerings.

Sales and Marketing Expense.

Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the third quarter of 2014 was up slightly at $11.0 million for the three months ended September 30, 2014 compared to $10.9 million for the same period in 2013, primarily due to planned investments in our Learning A-Z and ExploreLearning segments.

General and Administrative Expense.

General and administrative expense for the third quarter of 2014 decreased $0.1 million, or 1.6%, from the third quarter of 2013 to $5.0 million.

Shipping and Handling Costs.

Shipping and handling costs decreased $0.1 million or 7.6% in the third quarter of 2014 compared to the same period in 2013. This decline was primarily due to lower order volumes in our Voyager Sopris Learning segment. As a percentage of total net revenues, shipping and handling costs remained approximately flat at 1.6% during the third quarter of 2014 compared to 1.7 % during the third quarter of 2013.

Net Interest Expense.

Net interest expense decreased by $0.4 million, or 8.3%, to $4.4 million in the third quarter of 2014 compared to the same period in 2013 primarily due to the repurchase of $10.0 million aggregate principal amount of debt that occurred in the first half of 2014.

Other Income, Net

Other income, net increased $0.3 million to $0.5 million in the third quarter of 2014 compared to the same period in 2013 primarily due to a settlement associated with an internet domain name.

Income Tax Expense.

During the third quarter of 2014 and 2013, we recorded state income tax expense of $0.1 million. We continue to maintain a valuation allowance against our deferred tax assets, which eliminated any deferred tax benefit generated.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013:

	Nine Months Ended				Year Over Year Change
	September 30, 2014		September 30, 2013		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Voyager Sopris Learning	$57,628	53.1%	$74,032	63.2%	$(16,404)	(22.2)%
Learning A-Z	31,846	29.4%	24,047	20.5%	7,799	32.4%
ExploreLearning	13,119	12.1%	11,497	9.8%	1,622	14.1%
Kurzweil Education	5,874	5.4%	7,596	6.5%	(1,722)	(22.7)%
Total net revenues	108,467	100.0%	117,172	100.0%	(8,705)	(7.4)%
Cost of revenues:
Voyager Sopris Learning	25,308	23.3%	32,934	28.1%	7,626	23.2%
Learning A-Z	1,194	1.1%	646	0.6%	(548)	(84.8)%
ExploreLearning	2,186	2.0%	1,693	1.4%	(493)	(29.1)%
Kurzweil Education	1,298	1.2%	1,727	1.5%	429	24.8%
Amortization expense	13,213	12.2%	12,680	10.8%	(533)	(4.2)%
Total cost of revenues	43,199	39.8%	49,680	42.4%	6,481	13.0%
Research and development expense	8,090	7.5%	7,345	6.3%	(745)	(10.1)%
Sales and marketing expense	31,680	29.2%	32,991	28.2%	1,311	4.0%
General and administrative expense	14,676	13.5%	16,795	14.3%	2,119	12.6%
Shipping and handling costs	1,266	1.2%	1,419	1.2%	153	10.8%
Depreciation and amortization expense	3,150	2.9%	3,663	3.1%	513	14.0%
Embezzlement-related expense	—	0.0%	118	0.1%	118	100.0%
Income before interest, other income (expense) and income taxes	6,406	5.9%	5,161	4.4%	1,245	24.1%
Net interest expense	(13,535)	(12.5)%	(14,028)	(12.0)%	493	3.5%
Loss on extinguishment of debt	(570)	(0.5)%	—	0.0%	(570)	––
Other income, net	965	0.9%	645	0.6%	320	49.6%
Income tax expense	(146)	(0.1)%	(297)	(0.3)%	151	50.8%
Net loss	$(6,880)	(6.3)%	$(8,519)	(7.3)%	$1,639	19.2%

Net Revenues.

During the nine months ended September 30, 2014, our total net revenues decreased $8.7 million, or 7.4%, to $108.5 million compared to the same period in 2013. Year to date in 2014, our overall order volume decreased 5% compared to 2013.  Our percentage decline in order volumes was less than the percentage decline in our net revenues because our order mix is shifting towards technology-enabled products, which typically result in pro rata revenue recognition over the life of the applicable contract.  As a result of this shift in mix, a larger portion of our year to date 2014 order volumes were deferred for revenue recognition purposes relative to prior year.

Cost of Revenues.

Cost of revenues includes expenses to print, purchase, handle and warehouse our products, as well as order processing and royalty costs, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $7.0 million, or 19.0%, to $30.0 million in the nine months ended September 30, 2014 compared to the same period in 2013.  This decline was primarily due to lower order volumes in our Voyager Sopris Learning segment, partially offset by investments made at Learning A-Z and ExploreLearning for technical and customer support.

Amortization Expense.

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology. Amortization for the nine months ended September 30, 2014 increased $0.5 million compared to the nine months ended September 30, 2013, or 4.2%, primarily due to continued investments in product development, which increased the amount of assets being amortized.  This increase was partially offset by a reduction in acquired intangible asset amortization as a majority of these assets are amortized using accelerated methodologies.

Research and Development Expense.

Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the nine months ended September 30, 2014 increased $0.7 million, or 10.1%, to $8.1 million compared to the same period in 2013 as we continue to invest in our product offerings.

Sales and Marketing Expense.

Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the nine months ended September 30, 2014 decreased $1.3 million, or 4.0%, compared to the nine months ended September 30, 2013 primarily due to cost savings in the Voyager Sopris Learning segment.  These savings were partially offset by planned investments in the Learning A-Z and ExploreLearning segments.

General and Administrative Expense.

General and administrative expense for the nine months ended September 30, 2014 decreased $2.1 million, or 12.6% to $14.7 million, compared to the nine months ended September 30, 2013.  This decline was primarily due to severance charges recorded in connection with the management transition completed in the first quarter of 2013 totaling $1.5 million combined with lower personnel costs in 2014, including stock-based compensation of $0.3 million.

Shipping and Handling Costs.

Shipping and handling costs during the nine months ended September 30, 2014 decreased $0.2 million, or 10.8%, from the same period in 2013 to $1.3 million primarily due to the reduction in order volumes in our Voyager Sopris Learning segment. As a percentage of total net revenues, shipping and handling costs remained flat at 1.2% during the nine months ended September 30, 2014.

Net Interest Expense.

Net interest expense decreased $0.5 million, or 3.5%, to $13.5 million in the nine months ended September 30, 2014 compared to the same period in 2013 due to the repurchase of $10.0 million aggregate principal amount of debt that has occurred to date in 2014.

Loss on Extinguishment of Debt.

During the nine months ended September 30, 2014, we repurchased an aggregate of $10.0 million principal amount of our Notes for an aggregate purchase price of approximately $10.1 million, plus accrued and unpaid interest.  A Loss on Extinguishment of Debt of $0.4 million was recorded in connection with these repurchases, primarily related to the write-off of unamortized deferred financing costs.  Additionally, during the nine months ended September 30, 2014, a Loss on Extinguishment of Debt of $0.2 million was recorded in connection with the termination of the ABL facility related to the write-off of unamortized deferred financing costs.

Other Income, Net

Other income, net increased $0.3 million to $1.0 million in the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to a settlement associated with an internet domain name.

Income Tax Expense.

We recorded state income tax expense of $0.1 million during the nine months ended September 30, 2014 and $0.3 million in the same period of 2013. We continue to maintain a valuation allowance against our deferred tax assets, which eliminated any deferred tax benefit generated.

Liquidity and Capital Resources

Sales seasonality affects operating cash flow, and as a result, we normally incur a net cash deficit from all of our activities through the early part of the third quarter each year. We typically fund these seasonal deficits through the drawdown of cash. The cash balance as of September 30, 2014 was $44.4 million. The primary sources of liquidity are our current cash balances and our annual cash flow from operations and the primary liquidity requirements relate to interest on our long-term debt, product development costs, capital investments and working capital. We believe that based on current and anticipated levels of operating performance and cash flow from operations, we will be able to make required interest payments on our debt and fund our working capital and capital expenditure requirements for the next 12 months.

Long-Term Debt

During the nine months ended September 30, 2014, we repurchased an aggregate of $10.0 million principal amount of our Notes for an aggregate purchase price of approximately $10.1 million, plus accrued and unpaid interest.  A Loss on Extinguishment of Debt of $0.4 million was recorded in connection with these repurchases, primarily related to the write-off of unamortized deferred financing costs.

On October 15, 2014, we entered into a note repurchase agreement with an investor.  The transaction settled on October 20, 2014, with us repurchasing $10.0 million aggregate principal amount of our Notes for $9.9 million plus accrued and unpaid interest.  We expect to record a Loss on Extinguishment of Debt of approximately $0.1 million in connection with this transaction, primarily related to the write-off of unamortized deferred financing costs. After completion of this transaction, total principal outstanding under our Notes is $155.0 million.

On March 26, 2014, we terminated our four-year $40.0 million revolving credit facility.  There were no borrowings outstanding under the facility at the time of termination.  A Loss on Extinguishment of Debt of $0.2 million was recorded in connection with the termination related to the write-off of unamortized deferred financing costs.

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

	Nine Months Ended September 30,
(in thousands)	2014	2013
Operating activities	$3,360	$23,250
Investing activities	(15,821)	(20,056)
Financing activities	(11,129)	(1,305)

Operating activities. Cash provided by operations was $3.4 million and $23.3 million for the nine months ended September 30, 2014 and 2013, respectively. In addition to lower order volumes, cash flows from operations in 2014 were impacted by the movement of $1.7 million of cash to certificates of deposit to collateralize certain letters of credit, which were previously collateralized by the ABL facility prior to its termination.  A significant portion of the 2013 cash provided by operations is related to the tax refunds received from the state of Michigan and the release of escrow for a potential tax indemnity obligation which totaled $12.3 million and $3.0 million, respectively.

Investing activities. Cash used in investing activities was $15.8 million for the nine months ended September 30, 2014 compared to $20.1 million during the same period of 2013. Capital expenditures were $0.6 million higher in the nine months ended September 30, 2014 compared to the same period in 2013.  Cash outflows in 2014 include a Headsprout acquisition payment of $3.6 million, offset by proceeds from the IntelliTools product line sale of $0.8 million.  Cash outflows in 2013 include the final contingent value rights payment of $7.7 million.

Our capital expenditures consist of capitalized product development costs, which include pre-publication and capitalized software development costs, and general capital expenditures, which include expenditures for items such as furniture and fixtures, computer equipment and leasehold improvements.  Our capital expenditures for the nine months ended September 30, 2014 and 2013 were comprised of the following:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Pre-publication costs	$6,019	$5,615
Capitalized software development costs	5,047	4,838
General capital expenditures	1,961	1,930
Expenditures for property, equipment, software and pre-publication costs	$13,027	$12,383

Financing activities. Cash used in financing activities was $11.1 million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively. The nine months ended September 30, 2014 includes the repurchase of $10.1 million of our senior secured notes due 2017, as discussed above.

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

Below are reconciliations between Net Income (Loss) and Cash Income for the three and nine month periods ended September 30, 2014 and 2013:

Reconciliation Between Net Income and Cash Income

	Three Months Ended September 30,
(in thousands)	2014	2013
Net income	$995	$128
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	5,745	5,919
Net interest expense	4,377	4,773
Income tax expense	52	127
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	11,169	10,947
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	(535)	(215)
Merger, acquisition and disposition activities (b)	346	171
Stock-based compensation and expense (c)	135	384
Embezzlement-related expense (e)	—	3
Adjustments related to purchase accounting (a)	—	57
Adjusted EBITDA	11,115	11,347
Change in deferred revenues	24,436	17,085
Change in deferred costs	(2,745)	(1,972)
Capital expenditures	(4,667)	(4,409)
Cash income	$28,139	$22,051

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
(in thousands)	Adjusted EBITDA	Cash Income	Adjusted EBITDA	Cash Income
Voyager Sopris Learning	$7,142	$10,719	$8,298	$10,130
Learning A-Z	5,861	14,159	4,760	10,215
ExploreLearning	930	6,271	792	5,017
Kurzweil Education	450	884	974	919
Shared Services	(3,268)	(3,894)	(3,477)	(4,230)
Total	$11,115	$28,139	$11,347	$22,051

Reconciliation Between Net Loss and Cash Income

	Nine Months Ended September 30,
(in thousands)	2014	2013
Net loss	$(6,880)	$(8,519)
Reconciling items between net loss and EBITDA:
Depreciation and amortization expense	16,363	16,343
Net interest expense	13,535	14,028
Income tax expense	146	297
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	23,164	22,149
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	(965)	(645)
Loss on extinguishment of debt	570	—
Merger, acquisition and disposition activities (b)	689	485
Stock-based compensation and expense (c)	383	975
Embezzlement-related expense (e)	—	118
Adjustments related to purchase accounting (a)	—	95
Adjustments to CVR liability (d)	—	74
Management transition (f)	—	1,501
Adjusted EBITDA	23,841	24,752
Change in deferred revenues	9,300	7,556
Change in deferred costs	(1,182)	(768)
Capital expenditures	(13,027)	(12,383)
Cash income	$18,932	$19,157

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(in thousands)	Adjusted EBITDA	Cash Income	Adjusted EBITDA	Cash Income
Voyager Sopris Learning	$12,385	$8,255	$16,326	$10,483
Learning A-Z	17,069	17,276	13,301	13,726
ExploreLearning	3,311	4,486	3,262	5,004
Kurzweil Education	1,207	1,040	2,529	2,696
Shared Services	(10,131)	(12,125)	(10,666)	(12,752)
Total	$23,841	$18,932	$24,752	$19,157
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

(c)

Stock-based compensation and expense is related to our outstanding options, restricted stock awards and warrants.  For 2013, this total also includes legal fees incurred in connection with the Company’s exchange offer which were recorded as consulting expenses and therefore were not included in stock-based compensation and expense as detailed in Note 3 – Stock-Based Compensation and Expense.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of September 30, 2014 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

 We have made no material changes to any of the critical accounting policies discussed in our 2013 Form 10-K through September 30, 2014.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and

Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as such factors could materially affect the Company’s business, financial condition, or future results. In the three and nine months ended September 30, 2014, there were no material changes to the risk factors disclosed in the Company’s 2013 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 6. Exhibits.

The following exhibits are filed as part of this report.

Exhibit Number	Description

10.1	Form of Note Repurchase Agreement.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.

101.def	XBRL Taxonomy Extension Definition Linkbase Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned duly authorized officer of the registrant.

CAMBIUM LEARNING GROUP, INC.

Date: November 6, 2014	/s/ Barbara Benson
Barbara Benson,
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Note Repurchase Agreement.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.

101.def	XBRL Taxonomy Extension Definition Linkbase Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.