Form 10-Q
period 2015-03-31
CAMBIUM LEARNING GROUP, INC.
filed 2015-05-14
CIK 1466815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 7, 2015 was 45,487,385.

Item 1. Financial Statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenues	$31,471	$31,080
Cost of revenues:
Cost of revenues	6,886	9,011
Amortization expense	4,003	4,080
Total cost of revenues	10,889	13,091
Research and development expense	2,477	2,747
Sales and marketing expense	10,644	10,582
General and administrative expense	5,215	5,180
Shipping and handling costs	174	196
Depreciation and amortization expense	993	1,064
Total costs and expenses	30,392	32,860
Income (loss) before interest, other income (expense) and income taxes	1,079	(1,780)
Net interest expense	(3,674)	(4,738)
Loss on extinguishment of debt	—	(213)
Other income, net	215	215
Loss before income taxes	(2,380)	(6,516)
Income tax expense	(118)	(71)
Net loss	$(2,498)	$(6,587)
Other comprehensive loss:
Amortization of net pension loss	56	22
Comprehensive loss	$(2,442)	$(6,565)
Net loss per common share:
Basic	$(0.05)	$(0.14)
Diluted	$(0.05)	$(0.14)
Average number of common shares and equivalents outstanding:
Basic	45,479	45,685
Diluted	45,479	45,685

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,775	$34,387
Accounts receivable, net	12,003	14,304
Inventory	5,525	5,337
Restricted assets, current	1,345	1,345
Other current assets	8,803	8,168
Total current assets	47,451	63,541
Property, equipment and software at cost	54,018	51,298
Accumulated depreciation and amortization	(32,609)	(30,442)
Property, equipment and software, net	21,409	20,856
Goodwill	47,842	47,842
Acquired curriculum and technology intangibles, net	4,575	5,209
Acquired publishing rights, net	2,436	2,762
Other intangible assets, net	4,182	4,499
Pre-publication costs, net	15,580	15,070
Restricted assets, less current portion	3,846	4,152
Other assets	7,620	7,635
Total assets	$154,941	$171,566

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Capital lease obligations, current	$1,091	$1,076
Accounts payable	2,996	1,612
Accrued expenses	11,624	17,432
Deferred revenue, current	51,614	61,788
Total current liabilities	67,325	81,908
Long-term liabilities:
Long-term debt	139,755	139,723
Capital lease obligations, less current portion	664	943
Deferred revenue, less current portion	10,135	9,409
Other liabilities	14,405	14,638
Total long-term liabilities	164,959	164,713
Commitments and contingencies (See Note 12)
Stockholders' equity (deficit):
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at March 31, 2015 and December 31, 2014)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 52,019 and 52,006 shares issued, and 45,487 and 45,474 shares outstanding at March 31, 2015 and December 31, 2014, respectively)	52	52
Capital surplus	284,397	284,243
Accumulated deficit	(345,148)	(342,650)
Treasury stock at cost (6,532 shares at March 31, 2015 and December 31, 2014)	(12,784)	(12,784)
Accumulated other comprehensive loss:
Pension and postretirement plans	(3,860)	(3,916)
Accumulated other comprehensive loss	(3,860)	(3,916)
Total stockholders' equity (deficit)	(77,343)	(75,055)
Total liabilities and stockholders' equity (deficit)	$154,941	$171,566

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(2,498)	$(6,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,996	5,144
Loss on extinguishment of debt	—	213
Amortization of note discount and deferred financing costs	304	429
Stock-based compensation and expense	135	112
Other	1	22
Changes in operating assets and liabilities:
Accounts receivable, net	2,301	5,168
Inventory	(188)	866
Other current assets	(635)	(302)
Other assets	(257)	(2,450)
Restricted assets	306	326
Accounts payable	1,384	400
Accrued expenses	(5,808)	(9,360)
Deferred revenue	(9,448)	(10,424)
Other long-term liabilities	(177)	(206)
Net cash used in operating activities	(9,584)	(16,649)
Investing activities:
Cash paid for acquisitions	—	(3,600)
Expenditures for property, equipment, software and pre-publication costs	(4,783)	(3,986)
Net cash used in investing activities	(4,783)	(7,586)
Financing activities:
Principal payments under capital lease obligations	(264)	(233)
Repayment of debt	—	(1,985)
Proceeds from exercise of stock options	19	—
Share repurchases	—	(301)
Net cash used in financing activities	(245)	(2,519)
Change in cash and cash equivalents	(14,612)	(26,754)
Cash and cash equivalents, beginning of period	34,387	67,993
Cash and cash equivalents, end of period	$19,775	$41,239

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

Presentation

The Condensed Consolidated Financial Statements include the accounts of Cambium Learning Group, Inc. and its subsidiaries (the “Company”) and are unaudited.  The condensed consolidated balance sheets as of December 31, 2014 have been derived from audited financial statements.  All intercompany transactions have been eliminated.

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted.  The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results.  These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  Due to seasonality, the results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 2015.

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

Nature of Operations

The Company is a leading educational solutions and services company that is committed to helping every student reach their full potential.  The Company’s brands include:  Learning A–Z, Voyager Sopris Learning, ExploreLearning, and Kurzweil Education.  Together, these brands provide breakthrough technology solutions for online learning and professional support; best-in-class intervention and supplemental instructional materials; gold-standard professional development and school-improvement services; valid and reliable assessments; and proven materials to support a positive and safe school environment.

These brands comprise three reportable segments with separate management teams and infrastructures that offer various products and services.  See Note 14 – Segment Reporting for further information on the Company’s segment reporting structure.

Note 2 — Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns.  The allowance for doubtful accounts and estimated sales returns totaled $0.5 million at March 31, 2015 and $0.4 million at December 31, 2014.  The allowance for doubtful accounts is based on a review of outstanding balances and historical collection experience.  The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment, could reasonably be expected to cause sales returns to differ from historical experience.

Note 3 — Stock-Based Compensation and Expense

Cambium Learning Group, Inc. 2009 Equity Incentive Plan

In 2009, the Company adopted the Cambium Learning Inc. 2009 Equity Incentive Plan (“Incentive Plan”).  Under the Incentive Plan, 5,000,000 shares of common stock were reserved for issuance of awards which may be granted in the form of incentive stock options, non-statutory stock options, stock appreciate rights, restricted stock, restricted stock units, conversion stock options, conversion stock appreciation rights, and other stock or cash awards.  The Incentive Plan is administered by the board of directors which has the authority to establish the terms and conditions of awards granted under the Incentive Plan.

Stock-Based Compensation and Expense

Stock-based compensation and expense for the three months ended March 31, 2015 and 2014 was allocated as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Cost of revenues	$8	$9
Research and development expense	28	22
Sales and marketing expense	33	24
General and administrative expense	66	57
Total	$135	$112

Subsequent Event

On May 5, 2015, the Company granted 371,225 options under the Incentive Plan with an exercise price of $2.96.  The options vest in equal monthly installments on the last day of the month over a four year period, with an initial vesting date of May 31, 2015.

Note 4 — Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period; including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock awards using the treasury stock method.  Weighted-average shares from common share equivalents in the amount of 2,612,281 and 2,478,737 for the three months ended March 31, 2015 and 2014, respectively, were excluded from the respective dilutive shares outstanding because their effect was anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Numerator:
Net loss	$(2,498)	$(6,587)
Denominator:
Basic:
Weighted-average common shares used in computing basic net loss per share	45,479	45,685
Diluted:
Add weighted-average effect of dilutive securities:
Stock options and restricted stock awards	—	—
Weighted-average common shares used in computing diluted net loss per share	45,479	45,685
Net loss per common share:
Basic	$(0.05)	$(0.14)
Diluted	$(0.05)	$(0.14)

Common Stock Repurchases

During the three months ended March 31, 2014, the Company repurchased 167,961 shares of its outstanding common stock for $0.3 million.  The Company did not repurchase any of its outstanding common stock during the three months ended March 31, 2015.

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

At March 31, 2015, financial instruments include $19.8 million of cash and cash equivalents, restricted assets of $5.2 million, collateral investments of $3.6 million, and $139.8 million of senior secured notes.  At December 31, 2014, financial instruments include $34.4 million of cash and cash equivalents, restricted assets of $5.5 million, collateral investments of $3.6 million, and $139.7 million of senior secured notes.  The fair market values of cash equivalents, restricted assets, and collateral investments are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period.

At March 31, 2015 and December 31, 2014, the senior secured notes, with aggregate outstanding principal amount of $140.0 million, had a fair value of $137.2 million and $137.4 million, respectively, based on quoted market prices in active markets for these debt instruments when traded as assets (Level 1).

Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$5,191	$5,191	$—	$—
Collateral Investments:
Money Market	904	904	—	—
Certificates of Deposit	2,721	2,721	—	—

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$5,497	$5,497	$—	$—
Collateral Investments:
Money Market	904	904	—	—
Certificates of Deposit	2,720	2,720	—	—

(in thousands)	Total Gains (Losses) for the Three Months Ended March 31,
Description	2015	2014
Restricted Assets:
Money Market	$—	$—
Collateral Investments:
Money Market	—	—
Certificates of Deposit	—	—

Assets and liabilities measured at fair value on a non-recurring basis are listed below at their carrying values as of each reporting date:

(in thousands)		Fair Value at Reporting Date Using
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	21,409	—	—	21,409
Pre-publication costs, net	15,580	—	—	15,580
Acquired curriculum and technology intangibles, net	4,575	—	—	4,575
Acquired publishing rights, net	2,436	—	—	2,436
Other intangible assets, net	4,182	—	—	4,182

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	20,856	—	—	20,856
Pre-publication costs, net	15,070	—	—	15,070
Acquired curriculum and technology intangibles, net	5,209	—	—	5,209
Acquired publishing rights, net	2,762	—	—	2,762
Other intangible assets, net	4,499	—	—	4,499

(in thousands)	Total Gains (Losses) for the Three Months Ended March 31,
Description	2015	2014
Goodwill	$—	$—
Property, equipment and software, net	—	—
Pre-publication costs, net	—	—
Acquired curriculum and technology intangibles, net	—	—
Acquired publishing rights, net	—	—
Other intangible assets, net	—	—

There were no significant remeasurements of these assets during the three months ended March 31, 2015 or 2014.

Note 6 — Other Current Assets

Other current assets at March 31, 2015 and December 31, 2014 consisted of the following:

(in thousands)	March 31, 2015	December 31, 2014
Deferred costs	$5,067	$5,908
Prepaid expenses	3,020	1,714
Deferred taxes	546	546
Other	170	—
Other current assets	$8,803	$8,168

Note 7 — Other Assets

Other assets at March 31, 2015 and December 31, 2014 consisted of the following:

(in thousands)	March 31, 2015	December 31, 2014
Deferred financing costs	$2,077	$2,349
Collateral investments	3,625	3,624
Deferred costs, less current portion	1,101	828
Other	817	834
Other assets	$7,620	$7,635

Deferred Financing Costs

Deferred financing costs relate to costs incurred with the issuance of the 9.75% senior secured notes due 2017.  See Note 13 – Long-Term Debt.

Collateral Investments

The Company maintains certificates of deposit to collateralize its outstanding letters of credit associated with the build-to-suit lease, credit collections, and workers’ compensation activity.  At March 31, 2015 and December 31, 2014, the Company had $2.7 million in certificates of deposit serving as collateral for its outstanding letters of credit.

During the quarter ended March 31, 2014, the company purchased certificates of deposit of $2.1 million to serve as collateral for outstanding letters of credit previously collateralized by the ABL Facility that was terminated on March 26, 2014 as described in Note 13 – Long-Term Debt.  See Note 12 – Commitments and Contingencies for additional information regarding the Company’s outstanding letters of credit.

Additionally, the Company maintains a money market fund investment to serve as collateral for a travel card program.  The balance of the money market fund investment was $0.9 million at March 31, 2015 and December 31, 2014.

Note 8 — Accrued Expenses

Accrued expenses at March 31, 2015 and December 31, 2014 consisted of the following:

(in thousands)	March 31, 2015	December 31, 2014
Salaries, bonuses and benefits	$4,415	$6,439
Accrued interest	1,708	5,119
Pension and post-retirement benefit plans	1,173	1,173
Accrued royalties	891	1,369
Headsprout acquisition accrual	400	400
Other	3,037	2,932
Accrued expenses	$11,624	$17,432

Accrued Interest

Accrued interest at March 31, 2015 and December 31, 2014 primarily relates to the Company’s 9.75% senior secured notes. The senior secured notes require semi-annual interest payments in arrears on each February 15th and August 15th over the life of the notes.

Pension and Post-Retirement Benefit Plans

See Note 10 – Pension Plan for additional information regarding the Company’s pension and post-retirement benefit plans.

Headsprout Acquisition Accrual

In December 2013, LAZEL, Inc., a wholly owned subsidiary of the Company, completed the acquisition of certain assets of Headsprout for $4.0 million.  Of the total purchase price, $3.6 million was paid in January 2014 with the remaining $0.4 million to be paid 18 months after the closing date, subject to the holdback provisions of the purchase agreement.

Note 9 — Other Liabilities

Other liabilities at March 31, 2015 and December 31, 2014 consisted of the following:

(in thousands)	March 31, 2015	December 31, 2014
Pension and post-retirement benefit plans, long-term portion	$11,261	$11,440
Deferred rent	995	1,043
Long-term income tax payable	1,250	1,237
Long-term deferred tax liability	559	559
Long-term deferred compensation	340	359
Other liabilities	$14,405	$14,638

Pension and Post-Retirement Benefit Plans

See Note 10 – Pension Plan for additional information regarding the Company’s pension and post-retirement benefit plans.

Note 10 — Pension Plan

The net pension costs of the Company’s defined benefit pension plan were comprised primarily of interest costs and totaled $0.2 million and $0.1  million, respectively, for the three months ended March 31, 2015 and 2014.  The net pension costs for the three months ended March 31, 2015 included the amortization of accumulated net loss of $0.1 million while the net pension costs for the three months ended March 31, 2014 included an immaterial amount of amortization of accumulated net loss.

Note 11 — Uncertain Tax Positions

The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained.  For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in its financial statements.  For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in its financial statements is recorded to Other Liabilities in the Condensed Consolidated Balance Sheets as an unrecognized tax benefit (“UTB”).  The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities.  The balance of UTBs was $6.5 million at March 31, 2015 and December 31, 2014.

The Company recognizes interest accrued related to its UTBs and penalties as income tax expense.  Related to the UTBs noted above, the Company recognized no penalties and immaterial interest during the three months ended March 31, 2015.  At March 31, 2015, the Company has liabilities of $0.3 million for penalties (gross) and $0.2 million for interest (gross).

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  All U.S. tax years prior to 2008 related to the Voyager Learning Company acquired entities have been audited by the Internal Revenue Service.  Cambium and its subsidiaries have been examined by the Internal Revenue Service through the end of 2006.  The Company has been audited by the various state tax authorities through 2007.

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

Purchase Commitments

From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business.  These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. These open purchase commitments totaled $0.5 million as of March 31, 2015.

Letters of Credit

The Company has letters of credit outstanding at March 31, 2015 in the amount of $2.0 million to support the build-to-suit lease, credit collections, and workers’ compensation activity.  The Company maintains certificates of deposit as collateral for the letters of credit. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificates of deposit and money market fund investment are included in Collateral Investments in Note 7 — Other Assets.

Note 13 — Long-Term Debt

Long-term debt at March 31, 2015 and December 31, 2014 consisted of the following:

(in thousands)	March 31, 2015	December 31, 2014
9.75% senior secured notes due February 15, 2017, interest payable semiannually	$140,000	$140,000
Less: Unamortized discount	(245)	(277)
Long-term debt	$139,755	$139,723

Senior Secured Notes Due 2017

In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”).  Deferred financing costs, net of accumulated amortization, are capitalized in Other Assets in the Condensed Consolidated Balance Sheets, and are amortized over the term of the related debt using the effective interest method.  Unamortized capitalized deferred financing costs at March 31, 2015 and December 31, 2014 were $2.1 million and $2.3 million, respectively, related to the Notes.

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

During the quarter ended March 31, 2014, the Company repurchased $2.0 million aggregate principal amount of Notes for approximately $2.0 million, plus accrued and unpaid interest.  The Company recognized an immaterial Loss on Extinguishment of Debt in connection with this repurchase, which was primarily due to the write-off of unamortized deferred financing costs.

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

Note 14 — Segment Reporting

The Company operates in three reportable segments with separate management teams and infrastructures that offer various products and services.

Reclassifications

Certain prior period reclassifications have been made to conform to the current period presentation.

Segment Aggregation

Prior to the first quarter of 2015, the Voyager Sopris Learning and Kurzweil Education operating segments were separately reported in the financial statements.  As permitted by GAAP, the Company elected to aggregate these two operating segments into a single reportable segment titled Voyager Sopris Learning.  The separate Voyager Sopris Learning and Kurzweil Education operating segments have similar economic characteristics as well as similar products and services, production processes, class of customers, and product and service distribution methods.  In addition, the Company believes the aggregated presentation is more useful to investors and other financial statement users because both units are in the midst of transitioning to higher concentrations of technology-enabled solutions and because of the relatively small financial contribution of Kurzweil Education to the consolidated results.

Operating Expenses and General Capital Expenditures

Certain operating expenses, such as rent, personnel and consulting fees, previously pooled and reported in Other in the segment information have been reclassified to the applicable reportable segment to which the expense directly supported.  Additionally, General Capital Expenditures, also previously reported in Other in the segment information, have been reclassified to the applicable reportable segment to which the expenditure related.  These reclassifications were made in order to provide a more complete depiction of the reportable segments as stand-alone operations.  Segment disclosures for the three months ended March 31, 2014 were conformed to the 2015 presentation.

The following table reports the effect of these reclassifications on prior period disclosures:

	Three Months Ended March 31, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Operating expense	$33	$173	$—	$(206)	$—
Expenditures for property, equipment, software and pre-publication costs	221	119	192	(532)	—

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

Voyager Sopris Learning Segment

The Voyager Sopris Learning segment is comprised of the Company’s Voyager Sopris Learning and Kurzweil Education brands.

Voyager Sopris Learning Brand

The Voyager Sopris Learning brand is committed to partnering with school districts to overcome obstacles that students, teachers, and school leaders face every day. The suite of instructional and service solutions the Voyager Sopris Learning brand provides is not only research based, but also evidence based—proven to increase student achievement and educator effectiveness.

Voyager Sopris Learning’s solutions have been fully tested in the classroom, ensuring that they are easy to implement and teacher friendly. They are innovative, both in overall instructional approach and in the strategic use of technology in blended and 100% online solutions and are supported by an unparalleled commitment to build local capacity for sustained success. With a comprehensive suite of instructional resources, the Voyager Sopris Learning brand provides assessments, professional development and school improvement services, literacy and math instructional tools—comprehensive, intervention and supplemental—and resources to build a positive school climate.

Kurzweil Education Brand

The Kurzweil Education brand delivers award-winning educational technology that solves real problems.  The brand’s literacy and learning solutions offer learners a way up and a path forward.  Using the principals of Universal Design for Learning, the Kurzweil Education brand provides technology-based solutions that enable all learners to read, understand and demonstrate their learning using technology-based tools and resources.

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

Other

Other consists of unallocated shared services, such as accounting, legal, human resources and corporate related items, as well as depreciation and amortization expense, other income and expense, and income taxes.  The Company does not allocate any of these costs to its segments, and the chief operating decision maker evaluates performance of operating segments excluding these items.

The following table presents the net revenues, operating expenses, income (loss) from operations, and capital expenditures which are used by the Company’s chief operating decision maker to measure the segments’ operating performance. The Company does not track assets directly by segment and the chief operating decision maker does not use assets to measure a segment’s operating performance, and therefore this information is not presented.

	Three Months Ended March 31, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net revenues	$12,935	$13,746	$4,790	$—	$31,471
Cost of revenues	466	5,742	678	—	6,886
Amortization expense	—	—	—	4,003	4,003
Total cost of revenues	466	5,742	678	4,003	10,889
Other operating expenses	5,596	6,648	2,597	3,669	18,510
Depreciation and amortization expense	—	—	—	993	993
Total costs and expenses	6,062	12,390	3,275	8,665	30,392

Income (loss) before interest, other income (expense) and income taxes	6,873	1,356	1,515	(8,665)	1,079

Net interest expense	—	—	—	(3,674)	(3,674)
Other income, net	—	—	—	215	215
Income tax expense	—	—	—	(118)	(118)
Segment net income (loss)	$6,873	$1,356	$1,515	$(12,242)	$(2,498)
Expenditures for property, equipment, software and pre-publication costs	$1,812	$2,285	$614	$72	$4,783

	Three Months Ended March 31, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net revenues	$10,181	$16,425	$4,474	$—	$31,080
Cost of revenues	422	7,849	740	—	9,011
Amortization expense	—	—	—	4,080	4,080
Total cost of revenues	422	7,849	740	4,080	13,091
Other operating expenses	4,437	7,972	2,704	3,592	18,705
Depreciation and amortization expense	—	—	—	1,064	1,064
Total costs and expenses	4,859	15,821	3,444	8,736	32,860

Income (loss) before interest, other income (expense) and income taxes	5,322	604	1,030	(8,736)	(1,780)

Net interest expense	—	—	—	(4,738)	(4,738)
Loss on extinguishment of debt	—	—	—	(213)	(213)
Other income, net	—	—	—	215	215
Income tax expense	—	—	—	(71)	(71)
Segment net income (loss)	$5,322	$604	$1,030	$(13,543)	$(6,587)
Expenditures for property, equipment, software and pre-publication costs	$1,665	$1,734	$533	$54	$3,986

Note 15 — Related Party Transactions

As previously disclosed, the Company is party to a consulting fee agreement with VSS Fund Management LLC (“VSS”) entitling VSS to the following fees: (i) a fee equal to 1% of the gross proceeds of any debt or equity financing by the Company, and (ii) a fee equal to 1% of the enterprise value of any entities acquired or disposed of by the Company.  During the three months ended March 31, 2014, the Company accrued $40 thousand under this agreement as a result of the Headsprout acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with the audited Consolidated Financial Statements of Cambium Learning Group, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements.  Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “projects,” “forecasts,” “plans,” “anticipates,” “targets,” “outlooks,” “initiatives,” “visions,” “objectives,” “strategies,” “opportunities,” “drivers,” “intends,” “scheduled to,” “seeks,” “may,” “will,” or “should,” or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy, plans, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements.  Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements, as it is impossible for us to anticipate all factors that could affect our actual results.  These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in Part II, Item 1A and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014, and those described from time to time in our future reports filed with the SEC. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the results of any revisions to the forward-looking statements made in this report.

Overview

Cambium Learning Group, Inc., a Delaware corporation, is a leading educational solutions and services company that is committed to helping all students reach their full potential. Our award winning brands include: Learning A–Z™ (www.learninga-z.com), Voyager Sopris Learning™ (www.voyagersopris.com), ExploreLearning® (www.explorelearning.com and www.reflexmath.com) and Kurzweil Education™ (www.kurzweiledu.com). Together, these brands provide breakthrough technology solutions for online learning and professional support; best-in-class intervention and supplemental instructional materials; gold-standards professional development and school-improvement services; valid and reliable assessments; and proven materials to support a positive and safe school environment.

During 2015, our products have continued to receive awards and accolades from industry publications, including:

2015 CODiE Awards

In May 2015, our Learning A-Z business unit received a 2015 CODiE™ Award, representing the 11th CODiE the Company has received.  For nearly 30 years, the Software and Information Industry Association (SIIA) CODiE Awards have recognized software and information companies for achievement and vision.  It is the only peer-reviewed program in the content, education, and software industry.  We are pleased and honored to have won a 2015 award in the following category:

Best ELL/World Language Acquisition Instructional Solution:

ReadingA-Z.com by Learning A-Z

The 21st Annual Best Educational Software Awards (“BESSIE”) presented by The ComputED Gazette

In April 2015, all four of our business units, Learning A-Z, Voyager Sopris Learning, ExploreLearning, and Kurzweil Education, received BESSIE Awards.  The BESSIE Awards target innovative and content-rich programs and websites that provide parents and teachers with technology to foster educational excellence and are awarded to titles submitted by publishers worldwide.  We are pleased and honored to have won BESSIE Awards in the following categories:

Early Learning:

Reading Website:  Headsprout by Learning A-Z

Upper Elementary:

Science Website:  ScienceA-Z.com by Learning A-Z

Test Skills Website:  ReadyTestA-Z.com by Learning A-Z

Math Fluency Website:  Reflex® by ExploreLearning

Middle School:

ESL Website:  LANGUAGE! Live by Voyager Sopris Learning

Multi-Level:

Literary Skills:  firefly by Kurzweil Education

Reading Resource Website:  Raz-Kids.com by Learning A-Z

Math and Science Online Simulations:  Gizmos® by ExploreLearning

Teacher Tools:

Reading Resource Website:  ReadingA-Z.com by Learning A-Z

Segment Information

We have three reportable segments with separate management teams and infrastructures that offer various products and services:  Learning A-Z, Voyager Sopris Learning, and ExploreLearning.  Segment results of operations include Other, which consists of unallocated shared services, such as accounting, legal, human resources and corporate related items, as well as depreciation and amortization expense, interest income and expense, other income and expense, and income taxes.  We do not allocate any of these costs to our segments, and our chief operating decision maker evaluates performance of operating segments excluding these items.

Reclassifications

Certain prior period reclassifications have been made to conform to the current period presentation.

Segment Aggregation

Prior to the first quarter of 2015, the Voyager Sopris Learning and Kurzweil Education operating segments were separately reported in the financial statements.  As permitted by GAAP, we elected to aggregate these two operating segments into a single reportable segment titled Voyager Sopris Learning.  The separate Voyager Sopris Learning and Kurzweil Education operating segments have similar economic characteristics as well as similar products and services, production processes, class of customers, and product and service distribution methods.  In addition, we believe the aggregated presentation is more useful to investors and other financial statement users because both units are in the midst of transitioning to higher concentrations of technology-enabled solutions and because of the relatively small financial contribution of Kurzweil Education to the consolidated results.

Operating Expenses and General Capital Expenditures

Certain operating expenses, such as rent, personnel and consulting fees, previously pooled and reported in Other in our segment information have been reclassified to the applicable reportable segment to which the expense directly supported.  Additionally, General Capital Expenditures, also previously reported in Other in our segment information, have been reclassified to the applicable reportable segment to which the expenditure related.  These reclassifications were made in order to provide a more complete depiction of the reportable segments as stand-alone operations.  Segment disclosures for the three months ended March 31, 2014 were conformed to the 2015 presentation.

The following tables reports the effect of these reclassifications on prior period disclosures:

	Three Months Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,	Fiscal 2014
Operating expense
Learning A-Z	$33	$36	$37	$36	$142
Voyager Sopris Learning	173	170	170	214	727
ExploreLearning	—	—	—	—	—
Other	(206)	(206)	(207)	(250)	(869)
Operating expense	$—	$—	$—	$—	$—

	Three Months Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,	Fiscal 2014
Capital expenditures - general expenditures
Learning A-Z	$221	$406	$304	$274	$1,205
Voyager Sopris Learning	119	89	55	42	305
ExploreLearning	192	66	13	44	315
Other	(532)	(561)	(372)	(360)	(1,825)
Capital expenditures - general expenditures	$—	$—	$—	$—	$—

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

Voyager Sopris Learning Segment

Our Voyager Sopris Learning segment is comprised of our Voyager Sopris Learning and Kurzweil Education brands.

Voyager Sopris Learning Brand

The Voyager Sopris Learning brand is committed to partnering with school districts to overcome obstacles that students, teachers, and school leaders face every day. The suite of instructional and service solutions the Voyager Sopris Learning brand provides is not only research based, but also evidence based—proven to increase student achievement and educator effectiveness. Voyager Sopris Learning’s solutions have been fully tested in the classroom, ensuring that they are easy to implement and teacher friendly. They are innovative, both in overall instructional approach and in the strategic use of technology in blended and 100% online solutions and are supported by an unparalleled commitment to build local capacity for sustained success. With a comprehensive suite of instructional resources, the Voyager Sopris Learning brand provides assessments, professional development and school improvement services, literacy and math instructional tools—comprehensive, intervention and supplemental—and resources to build a positive school climate.

In March 2015, the Voyager Sopris Learning brand released the Fourth Edition of Step Up to Writing® for grades 9-12.  The new edition was completely revised to respond to steep increases in writing expectations.  With a multitude of research-validated, hands-on, multisensory writing strategies and activities, Step Up to Writing helps students with a wide range of abilities become proficient in the areas of informative/explanatory, narrative and personal narrative, and opinion and argument writing.  Grades 9-12 reflects the rigor of grade-specific high-school standards and supports students in reaching sophistication in all areas of language use.

Kurzweil Education Brand

The Kurzweil Education brand delivers award-winning educational technology that solves real problems.  The brand’s literacy and learning solutions offer learners a way up and a path forward.  Using the principals of Universal Design for Learning, the Kurzweil Education brand provides technology-based solutions that enable all learners to read, understand and demonstrate their learning using technology-based tools and resources.

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

Results of Operations

Bookings

Bookings is an internal, non-GAAP metric that measures the total dollar value of customer orders in a period, regardless of the timing of the related revenue recognition and is a leading indicator of revenues.  During the three months ended March 31, 2015, consolidated Bookings increased 11.8% to $22.1 million, compared to $19.8 million during the three months ended March 31, 2014.  Bookings by segment for the three months ended March 31, 2015 and the percentage change from the same period of 2014 were as follows:

•

Learning A-Z:  $8.4 million, increased 16.9%, led by strong growth in Raz-Kids and Headsprout.  These are student centric solutions and illustrate the strong demand for products that put technology directly into students’ hands.  Our full-year expectation for strong double-digit growth in Bookings remains unchanged.

•

Voyager Sopris Learning:  $12.1 million, increased 10.8% led by our LANGUAGE! Live and firefly solutions.  Voyager Sopris Learning did experience favorable first quarter pacing relative to prior year; however expectations of full-year Bookings declines at lower rates than in prior years remains unchanged.

•

ExploreLearning:  $1.6 million, decreased 4.1%.  Bookings pacing can fluctuate from quarter to quarter within the ExploreLearning segment due to multi-year deals and the timing of specific renewals.  ExploreLearning remains on plan and full-year expectation of double-digit Bookings growth remains unchanged.

We continue to execute our strategy to shift resources to subscription and technology-enabled products.  For the three months ended March 31, 2015, approximately 60% of Bookings were generated by technology-enabled products versus 50% for the same period of 2014.  For purposes of this metric, technology-enabled products are defined as those products that are sold primarily as a technology-based solution or that could be used solely using a digital platform.  For the Voyager Sopris Learning segment, several products classified as technology-enabled include supplemental print materials.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

	Three Months Ended				Year Over Year Change
	March 31, 2015		March 31, 2014		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Learning A-Z	$12,935	41.1%	$10,181	32.8%	$2,754	27.1%
Voyager Sopris Learning	13,746	43.7%	16,425	52.8%	(2,679)	(16.3)%
ExploreLearning	4,790	15.2%	4,474	14.4%	316	7.1%
Total net revenues	31,471	100.0%	31,080	100.0%	391	1.3%
Cost of revenues:
Learning A-Z	466	1.5%	422	1.4%	(44)	(10.4)%
Voyager Sopris Learning	5,742	18.2%	7,849	25.3%	2,107	26.8%
ExploreLearning	678	2.2%	740	2.4%	62	8.4%
Amortization expense	4,003	12.7%	4,080	13.1%	77	1.9%
Total cost of revenues	10,889	34.6%	13,091	42.1%	2,202	16.8%
Research and development expense	2,477	7.9%	2,747	8.8%	270	9.8%
Sales and marketing expense	10,644	33.8%	10,582	34.0%	(62)	(0.6)%
General and administrative expense	5,215	16.6%	5,180	16.7%	(35)	(0.7)%
Shipping and handling costs	174	0.6%	196	0.6%	22	11.2%
Depreciation and amortization expense	993	3.2%	1,064	3.4%	71	6.7%
Income (loss) before interest, other income (expense) and income taxes	1,079	3.4%	(1,780)	(5.7)%	2,859	160.6%
Net interest expense	(3,674)	(11.7)%	(4,738)	(15.2)%	1,064	22.5%
Loss on extinguishment of debt	—	0.0%	(213)	(0.7)%	213	100.0%
Other income, net	215	0.7%	215	0.7%	—	0.0%
Income tax expense	(118)	(0.4)%	(71)	(0.2)%	(47)	(66.2)%
Net loss	$(2,498)	(7.9)%	$(6,587)	(21.2)%	$4,089	62.1%

Net revenues

Net revenues increased during the three months ended March 31, 2015 by 1.3% to $31.5 million, compared to $31.1 million during the same period of 2014.  This is primarily the result of increased net revenues in Learning A-Z and ExploreLearning, partially offset by lower net revenues in Voyager Sopris Learning.  Net revenues by segment were as follows:

•

Learning A-Z’s net revenues increased $2.8 million, or 27.1%, to $12.9 million in the quarter ended March 31, 2015 compared to the same period of 2014.  The year-over-year growth in net revenues is the result of Learning A-Z’s ongoing strong Bookings trend.

•

Voyager Sopris Learning’s net revenues decreased $2.7 million, or 16.3%, to $13.7 million during the quarter ended March 31, 2015 compared to the same period of 2014.  Voyager Sopris Learning posted strong year-over-year growth in Bookings; however GAAP net revenues experienced downward pressure during the first quarter of 2015 due to the timing of revenue recognition associated with prior period Bookings.

•

ExploreLearning’s net revenues increased $0.3 million, or 7.1%, to $4.8 million during the quarter ended March 31, 2015 compared to the same period of 2014.  Although ExploreLearning experienced a modest year-over-year decline in Bookings, net revenues increased due to the recognition of prior period Bookings, which are recognized pro-rata over the applicable subscription periods.

Cost of revenues

Cost of revenues includes expenses to print, purchase, handle and warehouse product, as well as order processing and royalty costs, and to provide services and support to customers.  Cost of revenues, excluding amortization, decreased $2.1 million, or 23.6%, to $6.9 million in the first quarter of 2015 compared to $9.0 million in the same period of 2014.  Cost of revenues benefitted year-over-year from the increasing contribution from higher margin technology-enabled solutions and right-sizing cost structure efforts completed by Voyager Sopris Learning in 2014.  Cost of revenues by segment were as follows:

•	Learning A-Z’s cost of revenues was relatively consistent year-over-year, increasing $0.1 million to $0.5 million in the quarter ended March 31, 2015 compared to the same period of 2014.

•

Voyager Sopris Learning’s cost of revenues decreased $2.1 million, or 26.8%, to $5.7 million in the quarter ended March 31, 2015 compared to the same period of 2014.  The decrease in cost of revenues was commensurate with the year-over-year decline in revenue.  Additionally, cost of revenues was positively impacted by right-sizing cost structure efforts completed during fiscal 2014.

•

ExploreLearning’s cost of revenues was relatively consistent year-over-year, decreasing $0.1 million, or 8.4%, to $0.7 million in the quarter ended March 31, 2015 compared to the same period of 2014.  The slight decrease in cost of revenues is related to lower variable implementation and training costs.

Amortization expense

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology product development.  Amortization for the first quarter of 2015 was in-line with the first quarter of 2014 at $4.0 million.

Research and development expense

Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization.  Research and development expense for the first quarter of 2015 decreased $0.3 million to $2.5 million compared to the first quarter of 2014.

Sales and marketing expense

Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts.  Sales and marketing expense for the first quarter of 2015 remained unchanged at $10.6 million for the three months ended March 31, 2015 compared to same period of 2014 with increases in Learning A-Z and ExploreLearning offset by decreases in Voyager Sopris Learning.

General and administrative expense

General and administrative expense for the first quarter of 2015 remained consistent at $5.2 million, compared to the first quarter of 2014.

Shipping and handling costs

Shipping and handling costs for the quarter ended March 31, 2015 remained consistent at $0.2 million, compared to the same period of 2014.  Shipping and handling costs totaled 0.6% of net revenues for the three months ended March 31, 2015, in-line with the same period of 2014.

Net interest expense

Net interest expense decreased by $1.1 million, or 22.5%, to $3.7 million in the first quarter of 2015 compared to the same period in 2014 primarily due to the repurchase of $35.0 million aggregate principal amount of debt that occurred during the year ended December 31, 2014.

Other income, net

Other income, net remained unchanged at $0.2 million during the three months ended March 31, 2015 compared to the same period in 2014.

Income tax expense

During the first quarter of 2015 and 2014, we recorded state income tax expense of $0.1 million.  We continue to maintain a valuation allowance against our deferred tax assets, which eliminated any deferred tax benefit generated.

Liquidity and Capital Resources

Sales seasonality affects operating cash flow, and as a result, we normally incur a net cash deficit from all of our activities through the early part of the third quarter each year.  We typically fund these seasonal deficits through the drawdown of cash.  The cash balance as of March 31, 2015 was $19.8 million.  The primary sources of liquidity are our current cash balances and our annual cash flow from operations and the primary liquidity requirements relate to interest on our long-term debt, product development costs, capital investments and working capital.  We believe that based on current and anticipated levels of operating performance and cash flow from operations, we will be able to make required interest payments on our debt and fund our working capital and capital expenditure requirements for the next 12 months.  In the event we need access to short-term financing during the seasonal low point in cash, we believe that we could secure such financing on terms acceptable to us.

Long-Term Debt

Senior Secured Notes Due 2017

In February 2011, the Company closed an offering of $175.0 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”).  Deferred financing costs, net of accumulated amortization, are capitalized in Other Assets in the Consolidated Balance Sheets and are amortized over the term of the related debt using the effective interest method. Unamortized deferred financing costs at March 31, 2015 and December 31, 2014 were $2.1 million and $2.3 million, respectively, related to the Notes.

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

Cash flows

Cash from operations is seasonal, with more cash generated in the second half of the year than in the first half of the year.  Cash is historically generated during the second half of the year because the buying cycle of school districts generally starts at the beginning of each new school year in the fall.  Cash used in our operating, investing and financing activities is summarized below:

	Three Months Ended March 31,
(in thousands)	2015	2014
Operating activities	$(9,584)	$(16,649)
Investing activities	(4,783)	(7,586)
Financing activities	(245)	(2,519)

Operating activities.  Cash used in operating activities was $9.6 million and $16.6 million for the three months ended March 31, 2015 and 2014, respectively.  Cash flows from operating activities were impacted favorably during 2015 primarily due to a lower net loss compared to 2014, the timing of accounts receivable collections and commission payments combined with lower incentive compensation payments of approximately $1.3 million.  Additionally, cash outflows in 2014 include the movement of $2.1 million of cash to certificates of deposit to collateralize certain letters of credit, which were previously collateralized by the ABL Facility prior to its termination.

Investing activities.  Cash used in investing activities was $4.8 million for the three months ended March 31, 2015 compared to $7.6 million during the same period of 2014.  Capital expenditures were $0.8 million higher in the three months ended March 31, 2015 compared to the same period in 2014.  Additionally, cash outflows in 2014 include a Headsprout acquisition payment of $3.6 million.

Financing activities.  Cash used in financing activities was $0.2 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively.  During the three months ended March 31, 2014, cash outflows include the repurchase of $2.0 million of our Notes and common stock repurchases totaling $0.3 million.

Non-GAAP Measures

The Company uses the following non-GAAP financial measures to monitor and evaluate the operating performance of the Company and as a basis to set and measure progress towards performance targets, which directly affect compensation for employees and executives:  Bookings, EBITDA, Adjusted EBITDA, and Cash Income.

•	Bookings measure the total dollar value of customer orders in a period, regardless of the timing of the related revenue recognition and is a leading indicator of revenue.
•	EBITDA is earnings (loss) from operations before interest, income taxes, and depreciation and amortization.
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

Bookings, EBITDA, Adjusted EBITDA, and Cash Income are not prepared in accordance with GAAP and may be different from similarly named, non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We believe that these non-GAAP measures provide useful information to investors because they reflect the underlying performance of the ongoing operations of the Company and provide investors with a view of the Company’s operations from management’s perspective. Net loss reported on a GAAP basis includes material non-operational and non-cash items while Adjusted EBITDA and Cash Income remove significant purchase accounting, non-operational or certain non-cash items from earnings.  We generally use these non-GAAP measures as measures of operating performance and not as measures of liquidity. Our presentation of Bookings, EBITDA, Adjusted EBITDA, and Cash Income should not be construed as an indication that our future results will be unaffected by unusual, non-operational or non-cash items.

Below are reconciliations of Bookings to Net Revenues and of Net Loss to Cash Income for the three months ended March 31, 2015 and 2014:

Reconciliation of Bookings to Net Revenues

	Three Months Ended March 31,
(in thousands)	2015	2014
Bookings	$22,146	$19,807
Change in deferred revenues	9,448	10,424
Other (a)	(123)	849
Net revenues	$31,471	$31,080

Reconciliation Net Loss to Cash Income

	Three Months Ended March 31,
(in thousands)	2015	2014
Net loss	$(2,498)	$(6,587)
Reconciling items between net loss and EBITDA:
Depreciation and amortization expense	4,996	5,144
Net interest expense	3,674	4,738
Income tax expense	118	71
Income from operations before interest, income taxes, and depreciation And amortization (EBITDA)	6,290	3,366
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	(215)	(215)
Loss on extinguishment of debt	—	213
Merger, acquisition and disposition activities (b)	181	150
Stock-based compensation and expense (c)	135	112
Adjusted EBITDA	6,391	3,626
Change in deferred revenues	(9,448)	(10,424)
Change in deferred costs	568	1,100
Capital expenditures	(4,783)	(3,986)
Cash income (loss)	$(7,272)	$(9,684)

Reconciliation of Bookings to Net Revenues by Segment

	Three Months Ended March 31, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$8,427	$12,138	$1,581	$22,146
Change in deferred revenues	4,509	1,736	3,203	9,448
Other (a)	(1)	(128)	6	(123)
Net revenues	$12,935	$13,746	$4,790	$31,471

Reconciliation of Net Income (Loss) to Cash Income by Segment

	Three Months Ended March 31, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net income (loss)	$6,873	$1,356	$1,515	$(12,242)	$(2,498)
Reconciling items between net income (loss) and EBITDA:
Depreciation and amortization expense	—	—	—	4,996	4,996
Net interest expense	—	—	—	3,674	3,674
Income tax expense	—	—	—	118	118
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	6,873	1,356	1,515	(3,454)	6,290
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	—	—	—	(215)	(215)
Merger, acquisition and disposition activities (b)	—	—	—	181	181
Stock-based compensation and expense (c)	36	41	16	42	135
Adjusted EBITDA	6,909	1,397	1,531	(3,446)	6,391
Change in deferred revenues	(4,509)	(1,736)	(3,203)	—	(9,448)
Change in deferred costs	351	(90)	307	—	568
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	2,751	(429)	(1,365)	(3,446)	(2,489)
Capital expenditures − pre-publication costs	(1,111)	(799)	(112)	—	(2,022)
Capital expenditures − software development costs	(433)	(1,382)	(406)	—	(2,221)
Capital expenditures − general expenditures	(268)	(104)	(96)	(72)	(540)
Cash income (loss)	$939	$(2,714)	$(1,979)	$(3,518)	$(7,272)

Reconciliation of Bookings to Net Revenues

	Three Months Ended March 31, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$7,208	$10,951	$1,648	$19,807
Change in deferred revenues	2,953	4,602	2,869	10,424
Other (a)	20	872	(43)	849
Net revenues	$10,181	$16,425	$4,474	$31,080

Reconciliation of Net Income (Loss) to Cash Income by Segment

	Three Months Ended March 31, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net income (loss)	$5,322	$604	$1,030	$(13,543)	$(6,587)
Reconciling items between net income (loss) and EBITDA:
Depreciation and amortization expense	—	—	—	5,144	5,144
Net interest expense	—	—	—	4,738	4,738
Income tax expense	—	—	—	71	71
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	5,322	604	1,030	(3,590)	3,366
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	—	—	—	(215)	(215)
Loss on extinguishment of debt	—	—	—	213	213
Merger, acquisition and disposition activities (b)	—	—	—	150	150
Stock-based compensation and expense (c)	28	35	12	37	112
Adjusted EBITDA	5,350	639	1,042	(3,405)	3,626
Change in deferred revenues	(2,953)	(4,602)	(2,869)	—	(10,424)
Change in deferred costs	204	607	289	—	1,100
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	2,601	(3,356)	(1,538)	(3,405)	(5,698)
Capital expenditures − pre-publication costs	(1,084)	(718)	(143)	—	(1,945)
Capital expenditures − software development costs	(360)	(897)	(198)	—	(1,455)
Capital expenditures − general expenditures	(221)	(119)	(192)	(54)	(586)
Cash income (loss)	$936	$(5,090)	$(2,071)	$(3,459)	$(9,684)

Footnotes

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

(b)	Costs are related to merger and acquisition activities including due diligence and other non-operational charges such as pension and severance costs for former employees.
(c)	Stock-based compensation and expense is related to our outstanding options and restricted stock awards.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of March 31, 2015 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

This item is not required for a smaller reporting company.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our condensed consolidated financial statements in conformity with GAAP.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We included in our Form 10-K for the year ended December 31, 2014 a discussion of our critical accounting policies that are particularly important to the portrayal of our financial position and results of operations and that require the use of our management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

 We have made no material changes to any of the critical accounting policies discussed in our 2014 Form 10-K through March 31, 2015.

Recently Issued Financial Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software:  Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05).  ASU 2015-05 provides guidance to assist an entity in evaluating the accounting for fees paid by a customer in a cloud computing arrangement.  Specifically, this ASU provides guidance to customers related to whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, the ASU requires a customer to account for the software license element of the arrangement in a manner consistent with the acquisition of other software licenses.  Where an arrangement does not include a software license, the ASU requires a customer to account for the arrangement as a service contract.  The amendments in this ASU apply only to internal-use software that a customer obtains access to in a hosting arrangement when specific criteria are met.  ASU 2015-05 is effective for interim and annual financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted.  We are currently assessing the impact of the adoption of ASU 2015-05 on our consolidated financial statements and have not yet determined whether we will early adopt this ASU.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest:  Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction of the carrying amount of the corresponding debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this ASU.  ASU 2015-03 is effective for interim and annual financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued.  The adoption of ASU 2015-03 will impact our financial statements as we currently report deferred financing costs in Other Assets in the Condensed Consolidated Balance Sheets.  At this time, we have not determined whether we will early adopt this ASU.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  The new revenue guidance defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  It is effective for annual periods beginning after December 15, 2016 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act as of the end of the period covered by this report.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as such factors could materially affect the Company’s business, financial condition, or future results.  In the three months ended March 31, 2015, there were no material changes to the risk factors disclosed in the Company’s 2014 Annual Report on Form 10-K.  The risks described in the Annual Report on Form 10-K are not the only risks the Company faces.  Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 6. Exhibits.

The following exhibits are filed as part of this report.

Exhibit Number	Description

10.1

Employment agreement, dated March 27, 2015, between Cambium Learning Group, Inc. and Carolyn Getridge (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated March 27, 2015 (File No. 001-34575)).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.

101.def	XBRL Taxonomy Extension Definition Linkbase Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned duly authorized officer of the registrant.

CAMBIUM LEARNING GROUP, INC.

Date: May 14, 2015	/s/ Barbara Benson
Barbara Benson,
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Employment agreement, dated March 27, 2015, between Cambium Learning Group, Inc. and Carolyn Getridge (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated March 27, 2015 (File No. 001-34575)).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.

101.def	XBRL Taxonomy Extension Definition Linkbase Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.

* Furnished herewith.