Form 10-Q
period 2015-06-30
CAMBIUM LEARNING GROUP, INC.
filed 2015-08-13
CIK 1466815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 7, 2015 was 45,536,515.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2015 and June 30, 2014	3

	Condensed Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2015 and June 30, 2014	6

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II	OTHER INFORMATION	34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 6.	Exhibits	35

SIGNATURE PAGE		36

EXHIBITS		37

Item 1. Financial Statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$37,454	$36,243	$68,925	$67,323
Cost of revenues:
Cost of revenues	8,277	9,930	15,163	18,941
Amortization expense	4,275	4,438	8,278	8,518
Total cost of revenues	12,552	14,368	23,441	27,459
Research and development expense	2,415	2,598	4,892	5,345
Sales and marketing expense	10,479	10,083	21,123	20,665
General and administrative expense	5,202	4,457	10,417	9,637
Shipping and handling costs	248	404	422	600
Depreciation and amortization expense	1,000	1,036	1,993	2,100
Total costs and expenses	31,896	32,946	62,288	65,806
Income before interest, other income (expense) and income taxes	5,558	3,297	6,637	1,517
Net interest expense	(3,626)	(4,420)	(7,300)	(9,158)
Loss on extinguishment of debt	—	(357)	—	(570)
Other income, net	260	215	475	430
Income (loss) before income taxes	2,192	(1,265)	(188)	(7,781)
Income tax expense	(186)	(23)	(304)	(94)
Net income (loss)	$2,006	$(1,288)	$(492)	$(7,875)
Other comprehensive loss:
Amortization of net pension loss	56	21	112	43
Comprehensive income (loss)	$2,062	$(1,267)	$(380)	$(7,832)
Net income (loss) per common share:
Basic	$0.04	$(0.03)	$(0.01)	$(0.17)
Diluted	$0.04	$(0.03)	$(0.01)	$(0.17)
Average number of common shares and equivalents outstanding:
Basic	45,498	45,641	45,488	45,663
Diluted	46,698	45,641	45,488	45,663

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,864	$34,387
Accounts receivable, net	17,562	14,304
Inventory	5,229	5,337
Restricted assets, current	1,345	1,345
Other current assets	8,680	8,168
Total current assets	49,680	63,541
Property, equipment and software at cost	56,224	51,298
Accumulated depreciation and amortization	(34,308)	(30,442)
Property, equipment and software, net	21,916	20,856
Goodwill	47,842	47,842
Acquired curriculum and technology intangibles, net	3,941	5,209
Acquired publishing rights, net	2,110	2,762
Other intangible assets, net	3,865	4,499
Pre-publication costs, net	16,125	15,070
Restricted assets, less current portion	3,573	4,152
Other assets	7,549	7,635
Total assets	$156,601	$171,566

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Capital lease obligations, current	$1,106	$1,076
Accounts payable	2,308	1,612
Accrued expenses	17,966	17,432
Deferred revenue, current	44,511	61,788
Total current liabilities	65,891	81,908
Long-term liabilities:
Long-term debt	139,787	139,723
Capital lease obligations, less current portion	382	943
Deferred revenue, less current portion	11,385	9,409
Other liabilities	14,215	14,638
Total long-term liabilities	165,769	164,713
Commitments and contingencies (See Note 12)
Stockholders' equity (deficit):
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at June 30, 2015 and December 31, 2014)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 52,066 and 52,006 shares issued, and 45,534 and 45,474 shares outstanding at June 30, 2015 and December 31, 2014, respectively)	52	52
Capital surplus	284,619	284,243
Accumulated deficit	(343,142)	(342,650)
Treasury stock at cost (6,532 shares at June 30, 2015 and December 31, 2014)	(12,784)	(12,784)
Accumulated other comprehensive loss:
Pension and postretirement plans	(3,804)	(3,916)
Accumulated other comprehensive loss	(3,804)	(3,916)
Total stockholders' equity (deficit)	(75,059)	(75,055)
Total liabilities and stockholders' equity (deficit)	$156,601	$171,566

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(492)	$(7,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	10,271	10,618
Loss on extinguishment of debt	—	570
Gain on sale of IntelliTools product line	—	(289)
Amortization of note discount and deferred financing costs	611	798
Stock-based compensation and expense	294	248
Other	1	51
Changes in operating assets and liabilities:
Accounts receivable, net	(3,258)	(1,162)
Inventory	108	1,492
Other current assets	(512)	328
Other assets	(461)	(2,575)
Restricted assets	579	624
Accounts payable	696	891
Accrued expenses	934	(3,536)
Deferred revenue	(15,301)	(15,136)
Other long-term liabilities	(311)	(1,329)
Net cash used in operating activities	(6,841)	(16,282)
Investing activities:
Cash paid for acquisitions	(400)	(3,600)
Expenditures for property, equipment, software and pre-publication costs	(9,832)	(8,360)
Proceeds from sale of IntelliTools product line	—	806
Net cash used in investing activities	(10,232)	(11,154)
Financing activities:
Principal payments under capital lease obligations	(531)	(480)
Repayment of debt	—	(10,145)
Proceeds from exercise of stock options	81	43
Share repurchases	—	(301)
Net cash used in financing activities	(450)	(10,883)
Change in cash and cash equivalents	(17,523)	(38,319)
Cash and cash equivalents, beginning of period	34,387	67,993
Cash and cash equivalents, end of period	$16,864	$29,674

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

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted.  The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results.  These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  Due to seasonality, the results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 2015.

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

Note 2 — Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns.  The allowance for doubtful accounts and estimated sales returns totaled $0.6 million at June 30, 2015 and $0.4 million at December 31, 2014.  The allowance for doubtful accounts is based on a review of outstanding balances and historical collection experience.  The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment, could reasonably be expected to cause sales returns to differ from historical experience.

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

Stock-Based Compensation and Expense

The following table presents our stock-based compensation expense resulting from stock options that are recorded in our condensed consolidated statements of operations and comprehensive income (loss) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Cost of revenues	$10	$9	$18	$18
Research and development expense	33	27	$61	49
Sales and marketing expense	38	37	$71	61
General and administrative expense	78	63	$144	120
Total	$159	$136	$294	$248

2015 Grants

In the second quarter 2015, the Company granted 416,275 options under the Incentive Plan with a weighted-average grant date fair value of $2.97.  The options vest in equal monthly installments on the last day of the month over a four year period, with an initial vesting date of May 31, 2015.

Note 4 — Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock awards using the treasury stock method.  Weighted-average shares from common share equivalents in the amount of 250,776 and 2,764,016 for the three and six months ended June 30, 2015, and 2,781,002 and 2,630,705 for the three and six months ended June 30, 2014, respectively, were excluded from the respective dilutive shares outstanding because their effect was anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net income (loss)	$2,006	$(1,288)	$(492)	$(7,875)
Denominator:
Basic:
Weighted-average common shares used in computing basic net income (loss) per share	45,498	45,641	45,488	45,663
Diluted:
Add weighted-average effect of dilutive securities:
Stock options and restricted stock awards	1,200	—	—	—
Weighted-average common shares used in computing diluted net loss per share	46,698	45,641	45,488	45,663
Net income (loss) per common share:
Basic	$0.04	$(0.03)	$(0.01)	$(0.17)
Diluted	$0.04	$(0.03)	$(0.01)	$(0.17)

Common Stock Repurchases

During the six months ended June 30, 2014, the Company repurchased 167,961 shares of its outstanding common stock for $0.3 million.  During the six months ended June 30, 2015, the Company did not repurchase any shares of its outstanding common stock.

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

At June 30, 2015, financial instruments include $16.9 million of cash and cash equivalents, restricted assets of $4.9 million, collateral investments of $3.6 million, and $139.8 million of senior secured notes.  At December 31, 2014, financial instruments include $34.4 million of cash and cash equivalents, restricted assets of $5.5 million, collateral investments of $3.6 million, and $139.7 million of senior secured notes.  The fair market values of cash equivalents, restricted assets, and collateral investments are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period.

At June 30, 2015 and December 31, 2014, the senior secured notes, with aggregate outstanding principal amount of $140.0 million, had a fair value of $140.0 million and $137.4 million, respectively, based on quoted market prices in active markets for these debt instruments when traded as assets (Level 1).

Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$4,918	$4,918	$—	$—
Collateral Investments:
Money Market	904	904	—	—
Certificates of Deposit	2,722	2,722	—	—

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$5,497	$5,497	$—	$—
Collateral Investments:
Money Market	904	904	—	—
Certificates of Deposit	2,720	2,720	—	—

(in thousands)	Total Gains (Losses) for the Six Months Ended June 30,
Description	2015	2014
Restricted Assets:
Money Market	$—	$—
Collateral Investments:
Money Market	—	—
Certificates of Deposit	—	—

Assets and liabilities measured at fair value on a non-recurring basis are listed below at their carrying values as of each reporting date:

(in thousands)		Fair Value at Reporting Date Using
Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	21,916	—	—	21,916
Pre-publication costs, net	16,125	—	—	16,125
Acquired curriculum and technology intangibles, net	3,941	—	—	3,941
Acquired publishing rights, net	2,110	—	—	2,110
Other intangible assets, net	3,865	—	—	3,865

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	20,856	—	—	20,856
Pre-publication costs, net	15,070	—	—	15,070
Acquired curriculum and technology intangibles, net	5,209	—	—	5,209
Acquired publishing rights, net	2,762	—	—	2,762
Other intangible assets, net	4,499	—	—	4,499

(in thousands)	Total Gains (Losses) for the Six Months Ended June 30,
Description	2015	2014
Goodwill	$—	$—
Property, equipment and software, net	—	—
Pre-publication costs, net	—	—
Acquired curriculum and technology intangibles, net	—	—
Acquired publishing rights, net	—	—
Other intangible assets, net	—	—

There were no significant remeasurements of these assets during the six months ended June 30, 2015 or 2014.

Note 6 — Other Current Assets

Other current assets at June 30, 2015 and December 31, 2014 consisted of the following:

(in thousands)	June 30, 2015	December 31, 2014
Deferred costs	$4,639	$5,908
Prepaid expenses	3,136	1,714
Deferred taxes	546	546
Other	359	—
Other current assets	$8,680	$8,168

Note 7 — Other Assets

Other assets at June 30, 2015 and December 31, 2014 consisted of the following:

(in thousands)	June 30, 2015	December 31, 2014
Deferred financing costs	$1,802	$2,349
Collateral investments	3,626	3,624
Deferred costs, less current portion	1,318	828
Other	803	834
Other assets	$7,549	$7,635

Deferred Financing Costs

Deferred financing costs relate to costs incurred with the issuance of the 9.75% senior secured notes due 2017.  See Note 13 – Long-Term Debt.

Collateral Investments

The Company maintains certificates of deposit to collateralize its outstanding letters of credit associated with the build-to-suit lease, credit collections, and workers’ compensation activity.  At June 30, 2015 and December 31, 2014, the Company had $2.7 million in certificates of deposit serving as collateral for its outstanding letters of credit.

In March 2014, the company purchased certificates of deposit of $2.1 million to serve as collateral for outstanding letters of credit previously collateralized by the ABL Facility that was terminated on March 26, 2014 as described in Note 13 – Long-Term Debt.  See Note 12 – Commitments and Contingencies for additional information regarding the Company’s outstanding letters of credit.

Additionally, the Company maintains a money market fund investment to serve as collateral for a travel card program.  The balance of the money market fund investment was $0.9 million at June 30, 2015 and December 31, 2014.

Note 8 — Accrued Expenses

Accrued expenses at June 30, 2015 and December 31, 2014 consisted of the following:

(in thousands)	June 30, 2015	December 31, 2014
Salaries, bonuses and benefits	$7,181	$6,439
Accrued interest	5,124	5,119
Pension and post-retirement benefit plans	1,173	1,173
Accrued royalties	1,217	1,369
Headsprout acquisition accrual	—	400
Other	3,271	2,932
Accrued expenses	$17,966	$17,432

Accrued Interest

Accrued interest at June 30, 2015 and December 31, 2014 primarily relates to the Company’s 9.75% senior secured notes. The senior secured notes require semi-annual interest payments in arrears on each February 15th and August 15th over the life of the notes.

Pension and Post-Retirement Benefit Plans

See Note 10 – Pension Plan for additional information regarding the Company’s pension and post-retirement benefit plans.

Headsprout Acquisition Accrual

In December 2013, LAZEL, Inc., a wholly owned subsidiary of the Company, completed the acquisition of certain assets of Headsprout for $4.0 million.  Of the total purchase price, $3.6 million was paid in January 2014 and the remaining $0.4 million was paid in June 2015.

Note 9 — Other Liabilities

Other liabilities at June 30, 2015 and December 31, 2014 consisted of the following:

(in thousands)	June 30, 2015	December 31, 2014
Pension and post-retirement benefit plans, long-term portion	$11,093	$11,440
Long-term income tax payable	1,263	1,237
Deferred rent	958	1,043
Long-term deferred tax liability	559	559
Long-term deferred compensation	342	359
Other liabilities	$14,215	$14,638

Pension and Post-Retirement Benefit Plans

See Note 10 – Pension Plan for additional information regarding the Company’s pension and post-retirement benefit plans.

Note 10 — Pension Plan

The net pension costs of the Company’s defined benefit pension plan were comprised primarily of interest costs and totaled $0.1 million and $0.2 million, respectively, for the three months ended June 30, 2015 and 2014 and totaled $0.3 million and $0.3  million, respectively, for the six months ended June 30, 2015 and 2014.  The net pension costs for the three and six months ended June 30, 2015 included the amortization of accumulated net loss of $0.1 million while the net pension costs for the three and six months ended June 30, 2014 included an immaterial amount of amortization of accumulated net loss.

Note 11 — Uncertain Tax Positions

The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained.  For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in its financial statements.  For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in its financial statements is recorded to Other Liabilities in the Condensed Consolidated Balance Sheets as an unrecognized tax benefit (“UTB”).  The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities.  The balance of UTBs was $6.5 million at June 30, 2015 and December 31, 2014.

The Company recognizes interest accrued related to its UTBs and penalties as income tax expense.  Related to the UTBs noted above, the Company recognized no penalties and immaterial interest during the three and six months ended June 30, 2015.  At June 30, 2015, the Company has liabilities of $0.3 million for penalties (gross) and $0.2 million for interest (gross).

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

Purchase Commitments

From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business.  These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. These open purchase commitments totaled $0.6 million as of June 30, 2015.

Letters of Credit

The Company has letters of credit outstanding at June 30, 2015 in the amount of $1.8 million to support the build-to-suit lease, credit collections, and workers’ compensation activity.  The Company maintains certificates of deposit as collateral for the letters of credit. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificates of deposit and money market fund investment are included in Collateral Investments in Note 7 — Other Assets.

Note 13 — Long-Term Debt

Long-term debt at June 30, 2015 and December 31, 2014 consisted of the following:

(in thousands)	June 30, 2015	December 31, 2014
9.75% senior secured notes due February 15, 2017, interest payable semiannually	$140,000	$140,000
Less: Unamortized discount	(213)	(277)
Long-term debt	$139,787	$139,723

Senior Secured Notes Due 2017

In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”).  Deferred financing costs, net of accumulated amortization, are capitalized in Other Assets in the Condensed Consolidated Balance Sheets, and are amortized over the term of the related debt using the effective interest method.  Unamortized capitalized deferred financing costs at June 30, 2015 and December 31, 2014 were $1.8 million and $2.3 million, respectively, related to the Notes.

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

During the six months ended June 30, 2014, the Company repurchased an aggregate of $10.0 million aggregate principal amount of Notes for an aggregate purchase price of approximately $10.1 million, plus accrued and unpaid interest.  During the six months ended June 30, 2014, a Loss on Extinguishment of Debt of $0.4 million was recorded in connection with these repurchases, which was primarily due to the write-off of unamortized deferred financing costs.  During the six months ended June 30, 2015, the Company did not repurchase any Notes.

Terminated ABL Facility

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

Operating Expenses and General Capital Expenditures

Certain operating expenses, such as rent, personnel and consulting fees, previously pooled and reported in Other in the segment information have been reclassified to the applicable reportable segment to which the expense directly supported.  Additionally, General Capital Expenditures, also previously reported in Other in the segment information, have been reclassified to the applicable reportable segment to which the expenditure related.  These reclassifications were made in order to provide a more complete depiction of the reportable segments as stand-alone operations.  Segment disclosures for the three and six months ended June 30, 2014 were conformed to the 2015 presentation.

The following table reports the effect of these reclassifications on prior period disclosures:

	Three Months Ended June 30, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Operating expense	$36	$170	$—	$(206)	$—
Expenditures for property, equipment, software and pre-publication costs	406	89	66	(561)	—

	Six Months Ended June 30, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Operating expense	$69	$343	$—	$(412)	$—
Expenditures for property, equipment, software and pre-publication costs	627	208	258	(1,093)	—

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

The following tables present the net revenues, operating expenses, income (loss) from operations, and capital expenditures which are used by the Company’s chief operating decision maker to measure the segments’ operating performance. The Company does not track assets directly by segment and the chief operating decision maker does not use assets to measure a segment’s operating performance, and therefore this information is not presented.

	Three Months Ended June 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net revenues	$13,262	$19,265	$4,927	$—	$37,454
Cost of revenues	404	7,209	664	—	8,277
Amortization expense	—	—	—	4,275	4,275
Total cost of revenues	404	7,209	664	4,275	12,552
Other operating expenses	5,664	6,616	2,366	3,698	18,344
Depreciation and amortization expense	—	—	—	1,000	1,000
Total costs and expenses	6,068	13,825	3,030	8,973	31,896

Income (loss) before interest, other income (expense) and income taxes	7,194	5,440	1,897	(8,973)	5,558

Net interest expense	—	—	—	(3,626)	(3,626)
Other income, net	—	—	—	260	260
Income tax expense	—	—	—	(186)	(186)
Segment net income (loss)	$7,194	$5,440	$1,897	$(12,525)	$2,006
Expenditures for property, equipment, software and pre-publication costs	$1,885	$2,389	$634	$141	$5,049

	Three Months Ended June 30, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net revenues	$10,549	$21,147	$4,547	$—	$36,243
Cost of revenues	472	8,745	713	—	9,930
Amortization expense	—	—	—	4,438	4,438
Total cost of revenues	472	8,745	713	4,438	14,368
Other operating expenses	4,327	7,424	2,512	3,279	17,542
Depreciation and amortization expense	—	—	—	1,036	1,036
Total costs and expenses	4,799	16,169	3,225	8,753	32,946

Income (loss) before interest, other income (expense) and income taxes	5,750	4,978	1,322	(8,753)	3,297

Net interest expense	—	—	—	(4,420)	(4,420)
Loss on extinguishment of debt	—	—	—	(357)	(357)
Other income, net	—	—	—	215	215
Income tax expense	—	—	—	(23)	(23)
Segment net income (loss)	$5,750	$4,978	$1,322	$(13,338)	$(1,288)
Expenditures for property, equipment, software and pre-publication costs	$1,698	$1,998	$457	$221	$4,374

	Six Months Ended June 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net revenues	$26,197	$33,011	$9,717	$—	$68,925
Cost of revenues	870	12,951	1,342	—	15,163
Amortization expense	—	—	—	8,278	8,278
Total cost of revenues	870	12,951	1,342	8,278	23,441
Other operating expenses	11,260	13,264	4,963	7,367	36,854
Depreciation and amortization expense	—	—	—	1,993	1,993
Total costs and expenses	12,130	26,215	6,305	17,638	62,288

Income (loss) before interest, other income (expense) and income taxes	14,067	6,796	3,412	(17,638)	6,637

Net interest expense	—	—	—	(7,300)	(7,300)
Other income, net	—	—	—	475	475
Income tax expense	—	—	—	(304)	(304)
Segment net income (loss)	$14,067	$6,796	$3,412	$(24,767)	$(492)
Expenditures for property, equipment, software and pre-publication costs	$3,697	$4,674	$1,248	$213	$9,832

	Six Months Ended June 30, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net revenues	$20,730	$37,572	$9,021	$—	$67,323
Cost of revenues	894	16,594	1,453	—	18,941
Amortization expense	—	—	—	8,518	8,518
Total cost of revenues	894	16,594	1,453	8,518	27,459
Other operating expenses	8,764	15,396	5,216	6,871	36,247
Depreciation and amortization expense	—	—	—	2,100	2,100
Total costs and expenses	9,658	31,990	6,669	17,489	65,806

Income (loss) before interest, other income (expense) and income taxes	11,072	5,582	2,352	(17,489)	1,517

Net interest expense	—	—	—	(9,158)	(9,158)
Loss on extinguishment of debt	—	—	—	(570)	(570)
Other income, net	—	—	—	430	430
Income tax expense	—	—	—	(94)	(94)
Segment net income (loss)	$11,072	$5,582	$2,352	$(26,881)	$(7,875)
Expenditures for property, equipment, software and pre-publication costs	$3,363	$3,732	$990	$275	$8,360

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

During 2015, our products have continued to receive awards and accolades from industry publications, including:

2015 CODiE Awards

In May 2015, Learning A-Z received a 2015 CODiE™ Award, representing the 11th CODiE the Company has received.  For nearly 30 years, the Software and Information Industry Association (SIIA) CODiE Awards have recognized software and information companies for achievement and vision.  It is the only peer-reviewed program in the content, education, and software industry.  We are pleased and honored to have won a 2015 award in the following category:

Best ELL/World Language Acquisition Instructional Solution:

ReadingA-Z.com by Learning A-Z

The 21st Annual Best Educational Software Awards (“BESSIE”) presented by The ComputED Gazette

In April 2015, Learning A-Z, Voyager Sopris Learning, ExploreLearning, and Kurzweil Education each received BESSIE Awards.  The BESSIE Awards target innovative and content-rich programs and websites that provide parents and teachers with technology to foster educational excellence and are awarded to titles submitted by publishers worldwide.  We are pleased and honored to have won BESSIE Awards in the following categories:

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

Reading Resource Website:  Raz-Kids.com by Learning A-Z

Math and Science Online Simulations:  Gizmos® by ExploreLearning

Teacher Tools:

Reading Resource Website:  ReadingA-Z.com by Learning A-Z

2015 REVERE Award presented by the PreK-12 Learning Group of the Association of American Publishers

In July 2015, Learning A-Z received a 2015 REVERE Award for the content in its Reading A-Z.com product that supports English language learners (ELLs).  The REVERE Awards are presented by the PreK-12 Learning Group of the Association of American Publishers to Identify and honor excellence in educational materials.

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

Operating Expenses and General Capital Expenditures

Certain operating expenses, such as rent, personnel and consulting fees, previously pooled and reported in Other in our segment information, have been reclassified to the applicable reportable segment to which the expense directly supported.  Additionally, General Capital Expenditures, also previously reported in Other in our segment information, have been reclassified to the applicable reportable segment to which the expenditure related.  These reclassifications were made in order to provide a more complete depiction of the reportable segments as stand-alone operations.  Segment disclosures for the three and six months ended June 30, 2014 were conformed to the 2015 presentation.

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

Effective July 6, 2015, Jeffrey A. Elliott joined the Company as President of Voyager Sopris Learning to succeed George Logue, who announced in January 2015 his intent to retire from the Company and its affiliates. Mr. Elliott was formerly Chief Executive Officer of The Virtual High School and brings 20 years of experience in the education industry. Mr. Logue will serve in a transitional role for a period of time.

Kurzweil Education Brand

The Kurzweil Education brand delivers award-winning educational technology that solves real problems.  The brand’s literacy and learning solutions offer learners a way up and a path forward.  Using the principles of Universal Design for Learning, the Kurzweil Education brand provides technology-based solutions that enable all learners to read, understand and demonstrate their learning using technology-based tools and resources.

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

Results of Operations

Bookings

Bookings is an internal, non-GAAP metric that measures the total dollar value of customer orders in a period, regardless of the timing of the related revenue recognition.  We consider Bookings a leading indicator of revenues.  During the six months ended June 30, 2015, consolidated Bookings increased 2.7% to $54.0 million, compared to $52.5 million during the six months ended June 30, 2014.  Bookings by segment for the six months ended June 30, 2015 and the percentage change from the same period of 2014 were as follows:

•

Learning A-Z:  $17.7 million, increased 16.5%, with continued strong growth in Raz-Kids and Headsprout.  Both are student centric solutions whose growth demonstrates strong demand for products that put technology directly into students’ hands.  Our full-year expectations for strong double-digit growth in Bookings remain unchanged.

•

Voyager Sopris Learning:  $31.0 million, decreased 3.6%, with Bookings growth from newer technology-enabled solutions such as LANGUAGE! ® Live and Kurzweil firefly offset by the expected decline of older legacy products.  Voyager Sopris Learning is also experiencing success with its recently expanded and re-released Step Up to Writing® program as school districts require quality programs to meet rigorous writing assessments.  Our full-year expectations that Bookings will decline at lower rates than in the prior year remain unchanged.

•

ExploreLearning:  $5.3 million, increased 1.2% - Bookings pacing can fluctuate from quarter to quarter within the ExploreLearning segment due to large deals and renewal timing.  Full-year expectations for double-digit Bookings growth remain unchanged.

We continue to execute our strategy to shift resources to subscription and technology-enabled products.  For the six months ended June 30, 2015, approximately 54% of Bookings were generated by technology-enabled products versus 49% for the same period of 2014.  For purposes of this metric, technology-enabled products are defined as those products that are sold primarily as a technology-based solution or that could be used solely using a digital platform.  For the Voyager Sopris Learning segment, several products classified as technology-enabled include supplemental print materials.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

	Three Months Ended				Year Over Year Change
	June 30, 2015		June 30, 2014		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Learning A-Z	$13,262	35.4%	$10,549	29.1%	$2,713	25.7%
Voyager Sopris Learning	19,265	51.4%	21,147	58.3%	(1,882)	(8.9)%
ExploreLearning	4,927	13.2%	4,547	12.5%	380	8.4%
Total net revenues	37,454	100.0%	36,243	100.0%	1,211	3.3%
Cost of revenues:
Learning A-Z	404	1.1%	472	1.3%	68	14.4%
Voyager Sopris Learning	7,209	19.2%	8,745	24.1%	1,536	17.6%
ExploreLearning	664	1.8%	713	2.0%	49	6.9%
Amortization expense	4,275	11.4%	4,438	12.2%	163	3.7%
Total cost of revenues	12,552	33.5%	14,368	39.6%	1,816	12.6%
Research and development expense	2,415	6.4%	2,598	7.2%	183	7.0%
Sales and marketing expense	10,479	28.0%	10,083	27.8%	(396)	(3.9)%
General and administrative expense	5,202	13.9%	4,457	12.3%	(745)	(16.7)%
Shipping and handling costs	248	0.7%	404	1.1%	156	38.6%
Depreciation and amortization expense	1,000	2.7%	1,036	2.9%	36	3.5%
Income before interest, other income (expense) and income taxes	5,558	14.8%	3,297	9.1%	2,261	(68.6)%
Net interest expense	(3,626)	(9.7)%	(4,420)	(12.2)%	794	18.0%
Loss on extinguishment of debt	—	0.0%	(357)	(1.0)%	357	100.0%
Other income, net	260	0.7%	215	0.6%	45	20.9%
Income tax expense	(186)	(0.5)%	(23)	(0.1)%	(163)	(708.7)%
Net income (loss)	$2,006	5.4%	$(1,288)	(3.6)%	$3,294	255.7%

Net revenues

Net revenues increased during the three months ended June 30, 2015 by 3.3% to $37.5 million, compared to $36.2 million during the same period of 2014.  Increased net revenues in Learning A-Z and ExploreLearning were partially offset by lower net revenues in Voyager Sopris Learning.  Net revenues by segment were as follows:

•

Learning A-Z’s net revenues increased $2.7 million, or 25.7%, to $13.3 million in the quarter ended June 30, 2015 compared to the same period of 2014.  The year-over-year growth in net revenues is the result of Learning A-Z’s ongoing strong Bookings trend.

•

Voyager Sopris Learning’s net revenues decreased $1.9 million, or 8.9%, to $19.3 million during the quarter ended June 30, 2015 compared to the same period of 2014, consistent with the decline in Bookings.

•

ExploreLearning’s net revenues increased $0.4 million, or 8.4%, to $4.9 million during the quarter ended June 30, 2015 compared to the same period of 2014.  The increase in net revenues is a higher percentage than the increase in Bookings due to the recognition of prior period Bookings, which are recognized pro-rata over the applicable subscription periods.

Cost of revenues

Cost of revenues includes expenses to print, purchase, handle and warehouse product, as well as order processing and royalty costs, and to provide services and support to customers.  Cost of revenues, excluding amortization, decreased $1.7 million, or 16.6%, to $8.3 million in the second quarter of 2015 compared to $9.9 million in the same period of 2014.  Cost of revenues benefitted year-over-year from the increasing contribution from higher margin technology-enabled solutions and right-sizing cost structure efforts completed by Voyager Sopris Learning in 2014.  Cost of revenues by segment were as follows:

•	Learning A-Z’s cost of revenues was relatively consistent year-over-year, decreasing slightly to $0.4 million in the quarter ended June 30, 2015 compared to the same period of 2014.
•

Voyager Sopris Learning’s cost of revenues decreased $1.5 million, or 17.6%, to $7.2 million in the quarter ended June 30, 2015 compared to the same period of 2014.  The decrease in cost of revenues was commensurate with the year-over-year decline in revenue.  Additionally, cost of revenues was positively impacted by right-sizing cost structure efforts completed during fiscal 2014.

•	ExploreLearning’s cost of revenues was relatively consistent year-over-year, at $0.7 million in the quarter ended June 30, 2015 and 2014.

Amortization expense

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology product development.  Amortization was $4.3 million in the second quarter of 2015, slightly lower than 2014. The change was due to a decrease in amortization of acquired publishing rights and curriculum of $0.4 million which was partially offset by increased amortization of developed pre-publication and technology product development of $0.2 million.

Research and development expense

Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization.  Research and development expense for the second quarter of 2015 decreased $0.2 million to $2.4 million compared to $2.6 million for the second quarter of 2014.  Research and development activities have been largely focused on product development during the second quarter of 2015 and a significant portion of the costs for product development are recorded as capital expenditures rather than research and development expense.

Sales and marketing expense

Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts.  Sales and marketing expense for the second quarter of 2015 increased $0.4 million to $10.5 million compared to $10.1 million for the second quarter of 2014.  This increase is due to planned increases in Learning A-Z partially offset by decreases in Voyager Sopris Learning.

General and administrative expense

General and administrative expense increased $0.7 million in the second quarter of 2015 to $5.2 million compared to $4.5 million for the second quarter of 2014.  General and administrative expense for the second quarter of 2014 included a gain on the sale of the IntelliTools product line of $0.3 million.  In addition to the impact of this prior year item, the year over year increase includes expenditures to support Learning A-Z growth.

Shipping and handling costs

Shipping and handling costs for the quarter ended June 30, 2015 decreased $0.2 million, to $0.2 million compared to $0.4 million for the second quarter of 2014, commensurate with the decline in Bookings related to printed material.

Net interest expense

Net interest expense decreased by $0.8 million, or 18.0%, to $3.6 million in the second quarter of 2015 compared to the same period in 2014 due to the repurchase of $35.0 million aggregate principal amount of debt that occurred during the year ended December 31, 2014.

Loss on Extinguishment of Debt

During the quarter ended June 30, 2014, we repurchased $8.0 million aggregate principal amount of our 9.75% senior secured notes (the “Notes”) due 2017 for $8.1 million, plus accrued and unpaid interest.  A Loss on Extinguishment of Debt of $0.4 million was recorded in connection with these repurchases, primarily related to the write-off of unamortized deferred financing costs.

Other income, net

Other income, net remained relatively consistent at $0.3 million during the three months ended June 30, 2015 compared to $0.2 million for the same period in 2014.

Income tax expense

During the second quarter of 2015, we recorded current state income tax expense of $0.2 million and, during the second quarter of 2014, we recorded minimal state income tax expense.  We continue to maintain a valuation allowance against our deferred tax assets, which eliminates any non-current tax benefit generated.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

	Six Months Ended				Year Over Year Change
	June 30, 2015		June 30, 2014		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Learning A-Z	$26,197	38.0%	$20,730	30.8%	$5,467	26.4%
Voyager Sopris Learning	33,011	47.9%	37,572	55.8%	(4,561)	(12.1)%
ExploreLearning	9,717	14.1%	9,021	13.4%	696	7.7%
Total net revenues	68,925	100.0%	67,323	100.0%	1,602	2.4%
Cost of revenues:
Learning A-Z	870	1.3%	894	1.3%	24	2.7%
Voyager Sopris Learning	12,951	18.8%	16,594	24.6%	3,643	22.0%
ExploreLearning	1,342	1.9%	1,453	2.2%	111	7.6%
Amortization expense	8,278	12.0%	8,518	12.7%	240	2.8%
Total cost of revenues	23,441	34.0%	27,459	40.8%	4,018	14.6%
Research and development expense	4,892	7.1%	5,345	7.9%	453	8.5%
Sales and marketing expense	21,123	30.6%	20,665	30.7%	(458)	(2.2)%
General and administrative expense	10,417	15.1%	9,637	14.3%	(780)	(8.1)%
Shipping and handling costs	422	0.6%	600	0.9%	178	29.7%
Depreciation and amortization expense	1,993	2.9%	2,100	3.1%	107	5.1%
Income (loss) before interest, other income (expense) and income taxes	6,637	9.6%	1,517	2.3%	5,120	(337.5)%
Net interest expense	(7,300)	(10.6)%	(9,158)	(13.6)%	1,858	20.3%
Loss on extinguishment of debt	—	0.0%	(570)	(0.8)%	570	100.0%
Other income, net	475	0.7%	430	0.6%	45	10.5%
Income tax expense	(304)	(0.4)%	(94)	(0.1)%	(210)	(223.4)%
Net loss	$(492)	(0.7)%	$(7,875)	(11.7)%	$7,383	(93.8)%

Net revenues

Net revenues increased during the six months ended June 30, 2015 by 2.4% to $68.9 million, compared to $67.3 million during the same period of 2014.  Increased net revenues in Learning A-Z and ExploreLearning were partially offset by lower net revenues in Voyager Sopris Learning.  Net revenues by segment were as follows:

•

Learning A-Z’s net revenues increased $5.5 million, or 26.4%, to $26.2 million in the six months ended June 30, 2015 compared to the same period of 2014.  The year-over-year growth in net revenues is the result of Learning A-Z’s ongoing strong Bookings trend.

•

Voyager Sopris Learning’s net revenues decreased $4.6 million, or 12.1%, to $33.0 million during the six months ended June 30, 2015 compared to the same period of 2014, consistent with the decline in Bookings.

•

ExploreLearning’s net revenues increased $0.7 million, or 7.7%, to $9.7 million during the six months ended June 30, 2015 compared to the same period of 2014.  The increase in net revenues is a higher percentage than the increase in Bookings due to the recognition of prior period Bookings, which are recognized pro-rata over the applicable subscription periods.

Cost of revenues

Cost of revenues includes expenses to print, purchase, handle and warehouse product, as well as order processing and royalty costs, and to provide services and support to customers.  Cost of revenues, excluding amortization, decreased $3.8 million, or 19.9%, to $15.2 million in the first six months of 2015 compared to $18.9 million in the same period of 2014.  Cost of revenues benefitted year-over-year from the increasing contribution from higher margin technology-enabled solutions and right-sizing cost structure efforts completed by Voyager Sopris Learning in 2014.  Cost of revenues by segment were as follows:

•	Learning A-Z’s cost of revenues was consistent year-over-year at $0.9 million.
•

Voyager Sopris Learning’s cost of revenues decreased $3.6 million, or 22.0%, to $13.0 million in the six months ended June 30, 2015 compared to the same period of 2014.  The decrease in cost of revenues was commensurate with the year-over-year decline in revenue.  Additionally, cost of revenues was positively impacted by right-sizing cost structure efforts completed during fiscal 2014.

•

ExploreLearning’s cost of revenues was relatively consistent year-over-year, decreasing $0.1 million, or 7.6%, to $1.3 million in the six months ended June 30, 2015 compared to the same period of 2014.

Amortization expense

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology product development.  Amortization decreased $0.2 million to $8.3 million in the first half of 2015 compared to $8.5 million for same period of 2014.  The change was due to a decrease in amortization of acquired publishing rights and curriculum of $0.8 million which was partially offset by increased amortization of developed pre-publication and technology product development of $0.6 million.

Research and development expense

Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization.  Research and development expense for the six months ended June 30, 2015 decreased $0.5 million to $4.9 million compared to $5.3 million for the same period of 2014.  Research and development activities have been largely focused on product development during the first half of 2015 and a significant portion of the costs for product development are recorded as capital expenditures rather than research and development expense.

Sales and marketing expense

Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts.  Sales and marketing expense for the first half of 2015 increased $0.5 million to $21.1 million compared to $20.7 million for the first half of 2014.  This increase is due to planned increases in Learning A-Z partially offset by decreases in Voyager Sopris Learning.

General and administrative expense

General and administrative expense increased $0.8 million in the first half of 2015 to $10.4 million compared to $9.6 million for the first half of 2014.  General and administrative expense for the second quarter of 2014 included a gain on the sale of the IntelliTools product line of $0.3 million.  In addition to the impact of this prior year item, the year over year increase includes expenditures to support Learning A-Z growth.

Shipping and handling costs

Shipping and handling costs for the six months ended June 30, 2015 decreased $0.2 million to $0.4 million, compared to $0.6 million for the same period of 2014, commensurate with the decline in Bookings related to printed material.

Net interest expense

Net interest expense decreased by $1.9 million, or 20.3%, to $7.3 million in the first six months of 2015 compared to the same period in 2014 primarily due to the repurchase of $35.0 million aggregate principal amount of debt that occurred during the year ended December 31, 2014.

Loss on Extinguishment of Debt

During the six months ended June 30, 2014, we repurchased an aggregate of $10.0 million aggregate principal amount of our Notes for an aggregate purchase price of approximately $10.1 million, plus accrued and unpaid interest.  A Loss on Extinguishment of Debt of $0.4 million was recorded in connection with these repurchases, primarily related to the write-off of unamortized deferred financing costs.  Additionally, during the first half of 2014, a Loss on Extinguishment of Debt of $0.2 million was recorded in connection with the termination of the ABL facility related to the write-off of unamortized deferred financing costs.

Other income, net

Other income, net remained relatively consistent at $0.5 million during the six months ended June 30, 2015 compared to $0.4 million for the same period in 2014.

Income tax expense

During the first half of 2015 and 2014, we recorded current state income tax expense of $0.3 million and $0.1 million, respectively.  We continue to maintain a valuation allowance against our deferred tax assets, which eliminates any non-current tax benefit generated.

Liquidity and Capital Resources

Sales seasonality affects operating cash flow, and as a result, we normally incur a net cash deficit from all of our activities through the early part of the third quarter each year.  We typically fund these seasonal deficits through the drawdown of cash. The cash balance as of June 30, 2015 was $16.9 million.  The primary sources of liquidity are our current cash balances and our annual cash flow from operations and the primary liquidity requirements relate to interest on our long-term debt, product development costs, capital investments and working capital.  We believe that based on current and anticipated levels of operating performance and cash flow from operations, we will be able to make required interest payments on our debt and fund our working capital and capital expenditure requirements for the next 12 months.

Long-Term Debt

Senior Secured Notes Due 2017

In February 2011, the Company closed an offering of $175.0 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”).  Deferred financing costs, net of accumulated amortization, are capitalized in Other Assets in the Consolidated Balance Sheets and are amortized over the term of the related debt using the effective interest method. Unamortized deferred financing costs at June 30, 2015 and December 31, 2014 were $1.8 million and $2.3 million, respectively, related to the Notes.

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

During the year ended December 31, 2014, the Company repurchased $35.0 million aggregate principal amount of its senior secured notes due 2017 for approximately $35.0 million, plus accrued and unpaid interest.  The Company recognized a Loss on Extinguishment of Debt of approximately $0.7 million in connection with the repurchases, which was primarily due to the write-off of unamortized deferred financing costs.  During the three and six months ended June 30, 2015, the company did not repurchase any notes.

The Notes mature on February 15, 2017.  We believe that we will be able to refinance any principal amount outstanding under the Notes at or before this date on terms acceptable to us, and we are likely to refinance the Notes between now and the first part of 2016.

Terminated ABL Facility

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

Cash flows

Cash from operations is seasonal, with more cash generated in the second half of the year than in the first half of the year.  Cash is historically generated during the second half of the year because the buying cycle of school districts generally starts at the beginning of each new school year in the fall.  Cash used in our operating, investing and financing activities is summarized below:

	Six Months Ended June 30,
(in thousands)	2015	2014
Operating activities	$(6,841)	$(16,282)
Investing activities	(10,232)	(11,154)
Financing activities	(450)	(10,883)

Operating activities.  Cash used in operating activities was $6.8 million and $16.3 million for the six months ended June 30, 2015 and 2014, respectively.  Cash flows from operating activities were impacted favorably during 2015 by improved earnings compared to 2014.  Additional factors include:

•	The movement in 2014 of $2.1 million of cash to certificates of deposit to collateralize certain letters of credit, which were previously collateralized by the ABL Facility prior to its termination;
•	Lower cash interest payments of $2.0 million in the first six months of 2015 versus the prior year, due to the repurchase of Notes during 2014; and
•	Incentive compensation payments paid in early 2015 for the 2014 plan year were approximately $1.3 million lower than amounts paid in early 2014 for the 2013 plan year.

Investing activities.  Cash used in investing activities was $10.2 million for the six months ended June 30, 2015 compared to $11.2 million during the same period of 2014.  Capital expenditures were $1.5 million higher in the six months ended June 30, 2015 compared to the same period in 2014.  Cash outflows in 2015 include the final Headsprout acquisition payment of $0.4 million.  Cash outflows in 2014 include the initial Headsprout acquisition payment of $3.6 million, offset by proceeds from the IntelliTools product line sale of $0.8 million.

Financing activities.  Cash used in financing activities was $0.4 million and $10.9 million for the six months ended June 30, 2015 and 2014, respectively.  Cash outflows for the first six months of 2014 include the repurchase of $10.1 million of our Notes and $0.3 million of common stock repurchases.

Non-GAAP Measures

The Company uses the following non-GAAP financial measures to monitor and evaluate the operating performance of the Company and as a basis to set and measure progress towards performance targets, which directly affect compensation for employees and executives: Bookings, EBITDA, Adjusted EBITDA, and Cash Income.

•	Bookings measure the total dollar value of customer orders in a period, regardless of the timing of the related revenue recognition, and is a leading indicator of revenue.
•	EBITDA is earnings (loss) from operations before interest, income taxes, and depreciation and amortization.
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

Below are reconciliations of Bookings to Net Revenues and of Net Income (Loss) to Cash Income for the three and six months ended June 30, 2015 and 2014:

Reconciliation of Bookings to Net Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Bookings	$31,810	$32,722	$53,956	$52,529
Change in deferred revenues	5,853	4,712	15,301	15,136
Other (a)	(209)	(1,191)	(332)	(342)
Net revenues	$37,454	$36,243	$68,925	$67,323

Reconciliation Net Income (Loss) to Cash Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net income (loss)	$2,006	$(1,288)	$(492)	$(7,875)
Reconciling items between net income (loss) and EBITDA:
Depreciation and amortization expense	5,275	5,474	10,271	10,618
Net interest expense	3,626	4,420	7,300	9,158
Income tax expense	186	23	304	94
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	11,093	8,629	17,383	11,995
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	(260)	(215)	(475)	(430)
Loss on extinguishment of debt	—	357	—	570
Merger, acquisition and disposition activities (b)	172	193	353	343
Stock-based compensation and expense (c)	159	136	294	248
Adjusted EBITDA	11,164	9,100	17,555	12,726
Change in deferred revenues	(5,853)	(4,712)	(15,301)	(15,136)
Change in deferred costs	211	463	779	1,563
Capital expenditures	(5,049)	(4,374)	(9,832)	(8,360)
Cash income	$473	$477	$(6,799)	$(9,207)

Reconciliation of Bookings to Net Revenues by Segment - 2015

	Three Months Ended June 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$9,260	$18,856	$3,694	$31,810
Change in deferred revenues	4,016	571	1,266	5,853
Other (a)	(14)	(162)	(33)	(209)
Net revenues	$13,262	$19,265	$4,927	$37,454

	Six Months Ended June 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$17,687	$30,994	$5,275	$53,956
Change in deferred revenues	8,525	2,307	4,469	15,301
Other (a)	(15)	(290)	(27)	(332)
Net revenues	$26,197	$33,011	$9,717	$68,925

Reconciliation of Net Income (Loss) to Cash Income by Segment - 2015

	Three Months Ended June 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net income	$7,194	$5,440	$1,897	$(12,525)	$2,006
Reconciling items between net income (loss) and EBITDA:
Depreciation and amortization expense	—	—	—	5,275	5,275
Net interest expense	—	—	—	3,626	3,626
Income tax expense	—	—	—	186	186
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	7,194	5,440	1,897	(3,438)	11,093
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	—	—	—	(260)	(260)
Merger, acquisition and disposition activities (b)	—	—	—	172	172
Stock-based compensation and expense (c)	42	49	21	47	159
Adjusted EBITDA	7,236	5,489	1,918	(3,479)	11,164
Change in deferred revenues	(4,016)	(571)	(1,266)	—	(5,853)
Change in deferred costs	177	(24)	58	—	211
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	3,397	4,894	710	(3,479)	5,522
Capital expenditures − pre-publication costs	(1,153)	(882)	(195)	—	(2,230)
Capital expenditures − software development costs	(523)	(1,289)	(422)	—	(2,234)
Capital expenditures − general expenditures	(209)	(218)	(17)	(141)	(585)
Cash income	$1,512	$2,505	$76	$(3,620)	$473

	Six Months Ended June 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net income (loss)	$14,067	$6,796	$3,412	$(24,767)	$(492)
Reconciling items between net income (loss) and EBITDA:
Depreciation and amortization expense	—	—	—	10,271	10,271
Net interest expense	—	—	—	7,300	7,300
Income tax expense	—	—	—	304	304
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	14,067	6,796	3,412	(6,892)	17,383
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	—	—	—	(475)	(475)
Loss on extinguishment of debt	—	—	—	—	—
Merger, acquisition and disposition activities (b)	—	—	—	353	353
Stock-based compensation and expense (c)	78	90	37	89	294
Adjusted EBITDA	14,145	6,886	3,449	(6,925)	17,555
Change in deferred revenues	(8,525)	(2,307)	(4,469)	—	(15,301)
Change in deferred costs	528	(114)	365	—	779
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	6,148	4,465	(655)	(6,925)	3,033
Capital expenditures − pre-publication costs	(2,264)	(1,681)	(307)	—	(4,252)
Capital expenditures − software development costs	(956)	(2,671)	(828)	—	(4,455)
Capital expenditures − general expenditures	(477)	(322)	(113)	(213)	(1,125)
Cash income	$2,451	$(209)	$(1,903)	$(7,138)	$(6,799)

Reconciliation of Bookings to Net Revenues by Segment - 2014

	Three Months Ended June 30, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$7,968	$21,192	$3,562	$32,722
Change in deferred revenues	2,586	1,083	1,043	4,712
Other (a)	(5)	(1,128)	(58)	(1,191)
Net revenues	$10,549	$21,147	$4,547	$36,243

	Six Months Ended June 30, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$15,176	$32,143	$5,210	$52,529
Change in deferred revenues	5,539	5,685	3,912	15,136
Other (a)	15	(256)	(101)	(342)
Net revenues	$20,730	$37,572	$9,021	$67,323

Reconciliation of Net Income (Loss) to Cash Income by Segment - 2014

	Three Months Ended June 30, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net income (loss)	$5,750	$4,978	$1,322	$(13,338)	$(1,288)
Reconciling items between net income (loss) and EBITDA:
Depreciation and amortization expense	—	—	—	5,474	5,474
Net interest expense	—	—	—	4,420	4,420
Income tax expense	—	—	—	23	23
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	5,750	4,978	1,322	(3,421)	8,629
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	—	—	—	(215)	(215)
Loss on extinguishment of debt	—	—	—	357	357
Merger, acquisition and disposition activities (b)	—	—	—	193	193
Stock-based compensation and expense (c)	38	40	17	41	136
Adjusted EBITDA	5,788	5,018	1,339	(3,045)	9,100
Change in deferred revenues	(2,586)	(1,083)	(1,043)	—	(4,712)
Change in deferred costs	(20)	294	189	—	463
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	3,182	4,229	485	(3,045)	4,851
Capital expenditures − pre-publication costs	(967)	(789)	(138)	—	(1,894)
Capital expenditures − software development costs	(325)	(1,120)	(253)	—	(1,698)
Capital expenditures − general expenditures	(406)	(89)	(66)	(221)	(782)
Cash income	$1,484	$2,231	$28	$(3,266)	$477

	Six Months Ended June 30, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net income (loss)	$11,072	$5,582	$2,352	$(26,881)	$(7,875)
Reconciling items between net loss and EBITDA:
Depreciation and amortization expense	—	—	—	10,618	10,618
Net interest expense	—	—	—	9,158	9,158
Income tax expense	—	—	—	94	94
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	11,072	5,582	2,352	(7,011)	11,995
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	—	—	—	(430)	(430)
Loss on extinguishment of debt	—	—	—	570	570
Merger, acquisition and disposition activities (b)	—	—	—	343	343
Stock-based compensation and expense (c)	66	75	29	78	248
Adjusted EBITDA	11,138	5,657	2,381	(6,450)	12,726
Change in deferred revenues	(5,539)	(5,685)	(3,912)	—	(15,136)
Change in deferred costs	184	901	478	—	1,563
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	5,783	873	(1,053)	(6,450)	(847)
Capital expenditures − pre-publication costs	(2,051)	(1,507)	(281)	—	(3,839)
Capital expenditures − software development costs	(685)	(2,017)	(451)	—	(3,153)
Capital expenditures − general expenditures	(627)	(208)	(258)	(275)	(1,368)
Cash income	$2,420	$(2,859)	$(2,043)	$(6,725)	$(9,207)

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of June 30, 2015 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

 We have made no material changes to any of the critical accounting policies discussed in our 2014 Form 10-K through June 30, 2015.

Recently Issued Financial Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11).   ASU 2015-11 requires an entity to measure inventory within the scope of the update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU is effective for interim periods and fiscal years beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software:  Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05).  ASU 2015-05 provides guidance to assist an entity in evaluating the accounting for fees paid by a customer in a cloud computing arrangement.  Specifically, this ASU provides guidance to customers related to whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, the ASU requires a customer to account for the software license element of the arrangement in a manner consistent with the acquisition of other software licenses.  Where an arrangement does not include a software license, the ASU requires a customer to account for the arrangement as a service contract.  The amendments in this ASU apply only to internal-use software that a customer obtains access to in a hosting arrangement when specific criteria are met.  ASU 2015-05 is effective for interim and annual financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted.  We are currently assessing the impact of the adoption of ASU 2015-05 on our consolidated financial statements and have not yet determined whether we will early adopt this ASU.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  The new revenue guidance defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  ASU 2014-09 allows for either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The original effective date was for annual periods beginning after December 15, 2016.  On July 9, 2015, the FASB elected to defer the effective date of the new revenue recognition standard by one year, for annual periods beginning after December 15, 2017.  Early adoption is permitted, but only as early as the original effective date of ASU 2014-09.  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as such factors could materially affect the Company’s business, financial condition, or future results.  In the six months ended June 30, 2015, there were no material changes to the risk factors disclosed in the Company’s 2014 Annual Report on Form 10-K.  The risks described in the Annual Report on Form 10-K are not the only risks the Company faces.  Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 6. Exhibits.

The following exhibits are filed as part of this report.

Exhibit Number	Description

10.1

Amendment, effective April 30, 2015, to Logistics Services Agreement, dated February 22, 2012, between Cambium Learning, Inc. and Ozburn-Hessey Logistics, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2015 (File No. 001-34575)).

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

CAMBIUM LEARNING GROUP, INC.

Date: August 12, 2015	/s/ Barbara Benson
Barbara Benson,
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Amendment, effective April 30, 2015, to Logistics Services Agreement, dated February 22, 2012, between Cambium Learning, Inc. and Ozburn-Hessey Logistics, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2015 (File No. 001-34575)).

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