Form 10-Q
period 2015-09-30
CAMBIUM LEARNING GROUP, INC.
filed 2015-11-12
CIK 1466815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 6, 2015 was 45,610,749.

Item 1. Financial Statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$40,339	$41,144	$109,264	$108,467
Cost of revenues:
Cost of revenues	9,120	11,045	24,283	29,986
Amortization expense	4,434	4,695	12,712	13,213
Total cost of revenues	13,554	15,740	36,995	43,199
Research and development expense	2,935	2,745	7,827	8,090
Sales and marketing expense	11,722	11,015	32,845	31,680
General and administrative expense	5,120	5,039	15,537	14,676
Shipping and handling costs	457	666	879	1,266
Depreciation and amortization expense	1,001	1,050	2,994	3,150
Total costs and expenses	34,789	36,255	97,077	102,061
Income before interest, other income (expense) and income taxes	5,550	4,889	12,187	6,406
Net interest expense	(3,575)	(4,377)	(10,875)	(13,535)
Loss on extinguishment of debt	—	—	—	(570)
Other income, net	204	535	679	965
Income (loss) before income taxes	2,179	1,047	1,991	(6,734)
Income tax expense	(213)	(52)	(517)	(146)
Net income (loss)	$1,966	$995	$1,474	$(6,880)
Other comprehensive loss:
Amortization of net pension loss	56	22	168	65
Comprehensive income (loss)	$2,022	$1,017	$1,642	$(6,815)
Net income (loss) per common share:
Basic	$0.04	$0.02	$0.03	$(0.15)
Diluted	$0.04	$0.02	$0.03	$(0.15)
Average number of common shares and equivalents outstanding:
Basic	45,562	45,664	45,513	45,663
Diluted	47,103	45,753	46,744	45,663

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,513	$34,387
Accounts receivable, net	28,876	14,304
Inventory	4,754	5,337
Restricted assets, current	1,345	1,345
Other current assets	10,750	8,168
Total current assets	79,238	63,541
Property, equipment and software at cost	58,332	51,298
Accumulated depreciation and amortization	(35,784)	(30,442)
Property, equipment and software, net	22,548	20,856
Goodwill	47,842	47,842
Acquired curriculum and technology intangibles, net	3,307	5,209
Acquired publishing rights, net	1,785	2,762
Other intangible assets, net	3,548	4,499
Pre-publication costs, net	16,604	15,070
Restricted assets, less current portion	3,296	4,152
Other assets	7,609	7,635
Total assets	$185,777	$171,566

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Capital lease obligations, current	$1,121	$1,076
Accounts payable	3,561	1,612
Accrued expenses	15,703	17,432
Deferred revenue, current	71,505	61,788
Total current liabilities	91,890	81,908
Long-term liabilities:
Long-term debt	139,820	139,723
Capital lease obligations, less current portion	96	943
Deferred revenue, less current portion	12,690	9,409
Other liabilities	14,020	14,638
Total long-term liabilities	166,626	164,713
Commitments and contingencies (See Note 12)
Stockholders' equity (deficit):
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at September 30, 2015 and December 31, 2014)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 52,142 and 52,006 shares issued, and 45,611 and 45,474 shares outstanding at September 30, 2015 and December 31, 2014, respectively)	52	52
Capital surplus	284,917	284,243
Accumulated deficit	(341,176)	(342,650)
Treasury stock at cost (6,532 shares at September 30, 2015 and December 31, 2014)	(12,784)	(12,784)
Accumulated other comprehensive loss:
Pension and postretirement plans	(3,748)	(3,916)
Accumulated other comprehensive loss	(3,748)	(3,916)
Total stockholders' equity (deficit)	(72,739)	(75,055)
Total liabilities and stockholders' equity (deficit)	$185,777	$171,566

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Net income (loss)	$1,474	$(6,880)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	15,706	16,363
Loss on extinguishment of debt	—	570
Gain on sale of IntelliTools product line	—	(289)
Amortization of note discount and deferred financing costs	922	1,164
Stock-based compensation and expense	486	383
Other	5	96
Changes in operating assets and liabilities:
Accounts receivable, net	(14,572)	(12,794)
Inventory	583	2,649
Other current assets	(2,582)	(1,964)
Other assets	(799)	(1,734)
Restricted assets	856	921
Accounts payable	1,949	2,422
Accrued expenses	(1,329)	(5,336)
Deferred revenue	12,998	9,300
Other long-term liabilities	(450)	(1,511)
Net cash provided by operating activities	15,247	3,360
Investing activities:
Cash paid for acquisitions	(400)	(3,600)
Expenditures for property, equipment, software and pre-publication costs	(15,107)	(13,027)
Proceeds from sale of IntelliTools product line	—	806
Net cash used in investing activities	(15,507)	(15,821)
Financing activities:
Principal payments under capital lease obligations	(802)	(736)
Repayment of debt	—	(10,145)
Proceeds from exercise of stock options	188	53
Share repurchases	—	(301)
Net cash used in financing activities	(614)	(11,129)
Change in cash and cash equivalents	(874)	(23,590)
Cash and cash equivalents, beginning of period	34,387	67,993
Cash and cash equivalents, end of period	$33,513	$44,403

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

Presentation

The Condensed Consolidated Financial Statements include the accounts of Cambium Learning Group, Inc. and its subsidiaries (the “Company”) and are unaudited.  The condensed consolidated balance sheet as of December 31, 2014 has been derived from audited financial statements.  All intercompany transactions have been eliminated.

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted.  The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results.  These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  Due to seasonality, the results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 2015.

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

Note 2 — Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns.  The allowance for doubtful accounts and estimated sales returns totaled $0.6 million at September 30, 2015 and $0.4 million at December 31, 2014.  The allowance for doubtful accounts is based on a review of outstanding balances and historical collection experience.  The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment, could reasonably be expected to cause sales returns to differ from historical experience.

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

Stock-Based Compensation and Expense

The following table presents our stock-based compensation expense resulting from stock options that are recorded in our condensed consolidated statements of operations and comprehensive income (loss) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Cost of revenues	$11	$10	$29	$28
Research and development expense	37	27	98	76
Sales and marketing expense	42	35	113	96
General and administrative expense	102	63	246	183
Total	$192	$135	$486	$383

2015 Grants

In the second quarter 2015, the Company granted 416,275 options under the Incentive Plan with a weighted-average exercise price of $2.97.  The options vest in equal monthly installments on the last day of the month over a four year period, with an initial vesting date of May 31, 2015. In the third quarter 2015, the Company granted 168,050 options under the Incentive Plan with a weighted average exercise price of $4.64.  The options vest in equal monthly installments on the last day of the month over a four year period, with an initial vesting date of July 31, 2015.

Note 4 — Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock awards using the treasury stock method.  Weighted-average shares from common share equivalents in the amount of 135,930 and 258,542 for the three and nine months ended September 30, 2015, and 803,944 and 2,638,533 for the three and nine months ended September 30, 2014, respectively, were excluded from the respective dilutive shares outstanding because their effect was anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014

Numerator:
Net income (loss)	$1,966	$995	$1,474	$(6,880)
Denominator:
Basic:
Weighted-average common shares used in computing basic net income (loss) per share	45,562	45,664	45,513	45,663
Diluted:
Add weighted-average effect of dilutive securities:
Stock options and restricted stock awards	1,541	89	1,231	—
Weighted-average common shares used in computing diluted net income (loss) per share	47,103	45,753	46,744	45,663
Net income (loss) per common share:
Basic	$0.04	$0.02	$0.03	$(0.15)
Diluted	$0.04	$0.02	$0.03	$(0.15)

Common Stock Repurchases

During the nine months ended September 30, 2014, the Company repurchased 167,961 shares of its outstanding common stock for $0.3 million.  During the nine months ended September 30, 2015, the Company did not repurchase any shares of its outstanding common stock.

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

At September 30, 2015, financial instruments include $33.5 million of cash and cash equivalents, restricted assets of $4.6 million, collateral investments of $3.6 million, and $139.8 million of senior secured notes.  At December 31, 2014, financial instruments include $34.4 million of cash and cash equivalents, restricted assets of $5.5 million, collateral investments of $3.6 million, and $139.7 million of senior secured notes.  The fair market values of cash equivalents, restricted assets, and collateral investments are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period.

At September 30, 2015 and December 31, 2014, the senior secured notes, with aggregate outstanding principal amount of $140.0 million, had a fair value of $140.0 million and $137.4 million, respectively, based on quoted market prices in active markets for these debt instruments when traded as assets (Level 1).

Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$4,641	$4,641	$—	$—
Collateral Investments:
Money Market	904	904	—	—
Certificates of Deposit	2,724	2,724	—	—

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$5,497	$5,497	$—	$—
Collateral Investments:
Money Market	904	904	—	—
Certificates of Deposit	2,720	2,720	—	—

(in thousands)	Total Gains (Losses) for the Nine Months Ended September 30,
Description	2015	2014
Restricted Assets:
Money Market	$—	$—
Collateral Investments:
Money Market	—	—
Certificates of Deposit	—	—

Assets and liabilities measured at fair value on a non-recurring basis are listed below at their carrying values as of each reporting date:

(in thousands)		Fair Value at Reporting Date Using
Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	22,548	—	—	22,548
Pre-publication costs, net	16,604	—	—	16,604
Acquired curriculum and technology intangibles, net	3,307	—	—	3,307
Acquired publishing rights, net	1,785	—	—	1,785
Other intangible assets, net	3,548	—	—	3,548

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	20,856	—	—	20,856
Pre-publication costs, net	15,070	—	—	15,070
Acquired curriculum and technology intangibles, net	5,209	—	—	5,209
Acquired publishing rights, net	2,762	—	—	2,762
Other intangible assets, net	4,499	—	—	4,499

(in thousands)	Total Gains (Losses) for the Nine Months Ended September 30,
Description	2015	2014
Goodwill	$—	$—
Property, equipment and software, net	—	—
Pre-publication costs, net	—	—
Acquired curriculum and technology intangibles, net	—	—
Acquired publishing rights, net	—	—
Other intangible assets, net	—	—

There were no significant remeasurements of these assets during the nine months ended September 30, 2015 or 2014.

Note 6 — Other Current Assets

Other current assets at September 30, 2015 and December 31, 2014 consisted of the following:

(in thousands)	September 30, 2015	December 31, 2014
Deferred costs	$8,053	$5,908
Prepaid expenses	2,151	1,714
Deferred taxes	546	546
Other current assets	$10,750	$8,168

Note 7 — Other Assets

Other assets at September 30, 2015 and December 31, 2014 consisted of the following:

(in thousands)	September 30, 2015	December 31, 2014
Deferred financing costs	$1,574	$2,349
Collateral investments	3,628	3,624
Deferred costs, less current portion	1,598	828
Other	809	834
Other assets	$7,609	$7,635

Deferred Financing Costs

Deferred financing costs relate to costs incurred with the issuance of the 9.75% senior secured notes due 2017.  See Note 13 – Long-Term Debt.

Collateral Investments

The Company maintains certificates of deposit to collateralize its outstanding letters of credit associated with the build-to-suit lease, credit collections, and workers’ compensation activity.  At September 30, 2015 and December 31, 2014, the Company had $2.7 million in certificates of deposit serving as collateral for its outstanding letters of credit.

Additionally, the Company maintains a money market fund investment to serve as collateral for a travel card program.  The balance of the money market fund investment was $0.9 million at September 30, 2015 and December 31, 2014.

Note 8 — Accrued Expenses

Accrued expenses at September 30, 2015 and December 31, 2014 consisted of the following:

(in thousands)	September 30, 2015	December 31, 2014
Salaries, bonuses and benefits	$8,605	$6,439
Accrued interest	1,714	5,119
Pension and post-retirement benefit plans	1,173	1,173
Accrued royalties	893	1,369
Headsprout acquisition accrual	—	400
Other	3,318	2,932
Accrued expenses	$15,703	$17,432

Accrued Interest

Accrued interest at September 30, 2015 and December 31, 2014 primarily relates to the Company’s 9.75% senior secured notes. The senior secured notes require semi-annual interest payments in arrears on each February 15th and August 15th over the life of the notes.

Pension and Post-Retirement Benefit Plans

See Note 10 – Pension Plan for additional information regarding the Company’s pension plan.

Headsprout Acquisition Accrual

In December 2013, LAZEL, Inc., a wholly owned subsidiary of the Company, completed the acquisition of certain assets of Headsprout for $4.0 million.  Of the total purchase price, $3.6 million was paid in January 2014 and the remaining $0.4 million was paid in June 2015.

Note 9 — Other Liabilities

Other liabilities at September 30, 2015 and December 31, 2014 consisted of the following:

(in thousands)	September 30, 2015	December 31, 2014
Pension and post-retirement benefit plans, long-term portion	$10,920	$11,440
Long-term income tax payable	1,276	1,237
Deferred rent	921	1,043
Long-term deferred tax liability	559	559
Long-term deferred compensation	344	359
Other liabilities	$14,020	$14,638

Pension and Post-Retirement Benefit Plans

See Note 10 – Pension Plan for additional information regarding the Company’s pension plan.

Note 10 — Pension Plan

The net pension costs of the Company’s defined benefit pension plan were comprised primarily of interest costs and totaled $0.2 million and $0.1 million, respectively, for the three months ended September 30, 2015 and 2014 and totaled $0.5 million and $0.4 million, respectively, for the nine months ended September 30, 2015 and 2014.  The net pension costs for the three and nine months ended September 30, 2015 included the amortization of accumulated net loss of $0.1 million and $0.2 million, respectively.  The net pension costs for the three and nine months ended September 30, 2014 included an immaterial amount of amortization of accumulated net loss.

Note 11 — Uncertain Tax Positions

The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained.  For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in its financial statements.  For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in its financial statements is recorded to Other Liabilities in the Condensed Consolidated Balance Sheets as an unrecognized tax benefit (“UTB”).  The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities.  The balance of UTBs was $6.5 million at September 30, 2015 and December 31, 2014.

Included in the balance of unrecognized tax benefits at September 30, 2015 are approximately $1.3 million of tax benefits that, if recognized, would affect the effective tax rate.  The recognition of the remaining uncertain tax positions would not affect the effective tax rate, but would instead increase or would have increased available tax attributes.  However, the recognition of the tax attribute would be offset by an increase in the deferred tax asset valuation allowance resulting in no net impact in the effective tax rate.

The Company recognizes interest accrued related to its UTBs and penalties as income tax expense.  Related to the UTBs noted above, the Company recognized no penalties and immaterial interest during the three and nine months ended September 30, 2015.  At September 30, 2015, the Company has liabilities of $0.3 million for penalties (gross) and $0.2 million for interest (gross).

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

Purchase Commitments

From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business.  These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. These open purchase commitments totaled $0.2 million as of September 30, 2015.

Letters of Credit

The Company has letters of credit outstanding at September 30, 2015 in the amount of $1.9 million to support the build-to-suit lease, credit collections, and workers’ compensation activity.  The Company maintains certificates of deposit of $2.7 million as collateral for the letters of credit as well as an additional deposit to support Automated Clearing House processing and credit card collections. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificates of deposit and money market fund investment are included in Collateral Investments in Note 7 — Other Assets.

Note 13 — Long-Term Debt

Long-term debt at September 30, 2015 and December 31, 2014 consisted of the following:

(in thousands)	September 30, 2015	December 31, 2014
9.75% senior secured notes due February 15, 2017, interest payable semiannually	$140,000	$140,000
Less: Unamortized discount	(180)	(277)
Long-term debt	$139,820	$139,723

Senior Secured Notes Due 2017

In February 2011, the Company closed an offering of $175 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”).  Deferred financing costs, net of accumulated amortization, are capitalized in Other Assets in the Condensed Consolidated Balance Sheets, and are amortized over the term of the related debt using the effective interest method.  Unamortized capitalized deferred financing costs at September 30, 2015 and December 31, 2014 were $1.6 million and $2.3 million, respectively.

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

During the nine months ended September 30, 2014, the Company repurchased an aggregate of $10.0 million aggregate principal amount of Notes for an aggregate purchase price of approximately $10.1 million, plus accrued and unpaid interest.  During the nine months ended September 30, 2014, a Loss on Extinguishment of Debt of $0.4 million was recorded in connection with these repurchases, which was primarily due to the write-off of unamortized deferred financing costs.  During the nine months ended September 30, 2015, the Company did not repurchase any Notes.

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

Operating Expenses and General Capital Expenditures

Certain operating expenses, such as rent, personnel and consulting fees, previously pooled and reported in Other in the segment information have been reclassified to the applicable reportable segment to which the expense directly supported.  Additionally, General Capital Expenditures, also previously reported in Other in the segment information, have been reclassified to the applicable reportable segment to which the expenditure related.  These reclassifications were made in order to provide a more complete depiction of the reportable segments as stand-alone operations.  Segment disclosures for the three and nine months ended September 30, 2014 were conformed to the 2015 presentation.

The following table reports the effect of these reclassifications on prior period disclosures:

	Three Months Ended September 30, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Operating expense	$37	$170	$—	$(207)	$—
Expenditures for property, equipment, software and pre-publication costs	304	55	13	(372)	—

	Nine Months Ended September 30, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Operating expense	$106	$513	$—	$(619)	$—
Expenditures for property, equipment, software and pre-publication costs	931	263	271	(1,465)	—

Learning A-Z Segment

Learning A-Z is a preK-6 educational resource company specializing in online delivery of leveled readers and supplementary curriculum.  Founded in 2002 to help teachers differentiate instruction and meet the unique needs of all students, Learning A-Z’s resources are currently used in more than half the districts across the United States and Canada and in over 180 countries worldwide.  Serving a wide range of student needs, including English language learners, intervention, special education, and daily instruction, Learning A-Z’s value proposition focuses on three key elements:

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

Voyager Sopris Learning Segment

The Voyager Sopris Learning segment is comprised of the Company’s Voyager Sopris Learning and Kurzweil Education brands.

Voyager Sopris Learning Brand

The Voyager Sopris Learning brand is committed to partnering with school districts to meet and surpass their goals for student achievement. The suite of instructional and service solutions the Voyager Sopris Learning brand provides is not only research based, but also evidence based—proven to increase student achievement and educator effectiveness. Voyager Sopris Learning’s solutions have been fully tested in the classroom, ensuring that they are easy to implement and teacher friendly. They are innovative, both in overall instructional approach and in the strategic use of technology in blended and 100% online solutions and are supported by an unparalleled commitment to build local capacity for sustained success. With a comprehensive suite of instructional resources, the Voyager Sopris Learning brand provides assessments, professional development and school improvement services, literacy and math instructional tools— both comprehensive and supplemental—and resources to build a positive school climate.

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

ExploreLearning Segment

ExploreLearning develops online solutions to improve student learning in math and science.  ExploreLearning currently offers two supplemental products: Gizmos, the world’s largest library of interactive, online simulations for math and science in grades 3-12 that help students gain a deep understanding of challenging concepts through active inquiry and exploration; and Reflex, a powerful adaptive online program that helps students in grades 2-8 develop math fact fluency through game-based instruction and practice.

Gizmos and Reflex bring research-proven, standards-aligned instructional strategies to classrooms around the world.  They support the tenets of the National Council of Teachers of Mathematics, the National Science Teachers Association and new rigorous state and national standards.  Additionally, new studies show students using Reflex are scoring higher than their peers on standardized tests.

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

	Three Months Ended September 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net revenues	$13,733	$21,820	$4,786	$—	$40,339
Cost of revenues	416	7,800	904	—	9,120
Amortization expense	—	—	—	4,434	4,434
Total cost of revenues	416	7,800	904	4,434	13,554
Other operating expenses	6,654	7,718	2,506	3,356	20,234
Depreciation and amortization expense	—	—	—	1,001	1,001
Total costs and expenses	7,070	15,518	3,410	8,791	34,789

Income (loss) before interest, other income (expense) and income taxes	6,663	6,302	1,376	(8,791)	5,550

Net interest expense	—	—	—	(3,575)	(3,575)
Other income, net	—	—	—	204	204
Income tax expense	—	—	—	(213)	(213)
Segment net income (loss)	$6,663	$6,302	$1,376	$(12,375)	$1,966
Expenditures for property, equipment, software and pre-publication costs	$2,276	$2,195	$683	$121	$5,275

	Three Months Ended September 30, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net revenues	$11,116	$25,930	$4,098	$—	$41,144
Cost of revenues	300	10,012	733	—	11,045
Amortization expense	—	—	—	4,695	4,695
Total cost of revenues	300	10,012	733	4,695	15,740
Other operating expenses	5,029	8,535	2,452	3,449	19,465
Depreciation and amortization expense	—	—	—	1,050	1,050
Total costs and expenses	5,329	18,547	3,185	9,194	36,255

Income (loss) before interest, other income (expense) and income taxes	5,787	7,383	913	(9,194)	4,889

Net interest expense	—	—	—	(4,377)	(4,377)
Other income, net	—	—	—	535	535
Income tax expense	—	—	—	(52)	(52)
Segment net income (loss)	$5,787	$7,383	$913	$(13,088)	$995
Expenditures for property, equipment, software and pre-publication costs	$1,971	$1,961	$481	$254	$4,667

	Nine Months Ended September 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net revenues	$39,930	$54,831	$14,503	$—	$109,264
Cost of revenues	1,286	20,751	2,246	—	24,283
Amortization expense	—	—	—	12,712	12,712
Total cost of revenues	1,286	20,751	2,246	12,712	36,995
Other operating expenses	17,914	20,982	7,469	10,723	57,088
Depreciation and amortization expense	—	—	—	2,994	2,994
Total costs and expenses	19,200	41,733	9,715	26,429	97,077

Income (loss) before interest, other income (expense) and income taxes	20,730	13,098	4,788	(26,429)	12,187

Net interest expense	—	—	—	(10,875)	(10,875)
Other income, net	—	—	—	679	679
Income tax expense	—	—	—	(517)	(517)
Segment net income (loss)	$20,730	$13,098	$4,788	$(37,142)	$1,474
Expenditures for property, equipment, software and pre-publication costs	$5,973	$6,869	$1,931	$334	$15,107

	Nine Months Ended September 30, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net revenues	$31,846	$63,502	$13,119	$—	$108,467
Cost of revenues	1,194	26,606	2,186	—	29,986
Amortization expense	—	—	—	13,213	13,213
Total cost of revenues	1,194	26,606	2,186	13,213	43,199
Other operating expenses	13,793	23,931	7,668	10,320	55,712
Depreciation and amortization expense	—	—	—	3,150	3,150
Total costs and expenses	14,987	50,537	9,854	26,683	102,061

Income (loss) before interest, other income (expense) and income taxes	16,859	12,965	3,265	(26,683)	6,406

Net interest expense	—	—	—	(13,535)	(13,535)
Loss on extinguishment of debt	—	—	—	(570)	(570)
Other income, net	—	—	—	965	965
Income tax expense	—	—	—	(146)	(146)
Segment net income (loss)	$16,859	$12,965	$3,265	$(39,969)	$(6,880)
Expenditures for property, equipment, software and pre-publication costs	$5,334	$5,693	$1,471	$529	$13,027

Note 15 — Related Party Transactions

As previously disclosed, the Company is party to a consulting fee agreement with VSS Fund Management LLC (“VSS”) entitling VSS to the following fees: (i) a fee equal to 1% of the gross proceeds of any debt or equity financing by the Company, and (ii) a fee equal to 1% of the enterprise value of any entities acquired or disposed of by the Company.

Note 16 — Subsequent Events

The Company previously had a build-to-suit lease for warehouse and office space in Frederick, Colorado with a term through October 31, 2016.  In 2012, in connection with its plan to outsource warehouse operations to a third party, the Company ceased use of this facility and entered into an agreement to sublease this facility through October 31, 2016.  At September 30, 2015, the related remaining costs of the build-to-suit lease are accounted for as a liability in Capital Lease Obligations, Current and Capital Lease Obligations, Less Current Portion.

On October 16, 2015, the Company entered into agreements to terminate its build-to-suit lease and to terminate the related sublease.  The Company paid termination fees of approximately $0.2 million related to the early lease termination.   The Company estimates that a gain of approximately $0.4 million will be recognized in the fourth quarter related to the termination.

The Company has been required to hold an outstanding letter of credit in the amount $1.0 million to secure the lease, the collateral for which is included in Other Assets as of September 30, 2015.   In connection with the lease termination, the Company has been released from the letter of credit requirement and expects to convert the collateral investment into cash in the fourth quarter.

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

During 2015, our products have continued to receive awards and accolades from industry publications, including:

The 20th Annual Education Software Review Awards (“EDDIE”) presented by The ComputED Gazette

In September 2015, the Company was awarded 10 EDDIE awards from ComputED Gazette, with Learning A-Z receiving 6 awards and every Cambium Learning Group business unit winning at least one award.   We won EDDIE Awards in the following categories:

Early Learning, Reading Website: Headsprout by Learning A-Z

Multilevel, Reading Resource Website: Raz-Kids by Learning A-Z

Multilevel, Teacher Tools, Reading Resource Website: Reading A-Z by Learning A-Z

Upper Elementary, Science Website: Science A-Z by Learning A-Z

Upper Elementary, Test Skills Website: ReadyTest A-Z by Learning A-Z

Upper Elementary, Writing Website: Writing A-Z by Learning A-Z

Math Fluency Website: Reflex by ExploreLearning

Math & Science Online Simulations: Gizmos by ExploreLearning

ESL Website: LANGUAGE! Live by Voyager Sopris Learning

Literary Skills:  Kurzweil 3000 – firefly by Kurzweil Education

2015 33rd Annual Awards of Excellence by Tech & Learning Magazine

In October 2015, ExploreLearning was among the winners of Tech & Learning magazine’s 33rd Annual Awards of Excellence for Best Upgraded Product for its Reflex product.  The Tech & Learning Awards of Excellence recognize both new and upgraded education technology products. Judges evaluated more than 150 applicants using four criteria: quality and effectiveness, ease of use, creative use of technology, and suitability for use in an educational environment. Winners in the Best Upgraded Product category made significant enhancements in the past year to proven education tools. Reflex previously won in 2012 in the Best New Product category.

2015 CODiE Awards

In May 2015, Learning A-Z received a 2015 CODiE™ Award, representing the 11th CODiE the Company has received.  For nearly 30 years, the Software and Information Industry Association (SIIA) CODiE Awards have recognized software and information companies for achievement and vision.  It is the only peer-reviewed program in the content, education, and software industry.  We won a 2015 award in the following category:

Best ELL/World Language Acquisition Instructional Solution:  ReadingA-Z by Learning A-Z

The 21st Annual Best Educational Software Awards (“BESSIE”) presented by The ComputED Gazette

In April 2015, Learning A-Z, Voyager Sopris Learning, ExploreLearning, and Kurzweil Education each received BESSIE Awards.  The BESSIE Awards target innovative and content-rich programs and websites that provide parents and teachers with technology to foster educational excellence and are awarded to titles submitted by publishers worldwide.  We won BESSIE Awards in the following categories:

Early Learning:

Reading Website:  Headsprout by Learning A-Z

Upper Elementary:

Science Website:  ScienceA-Z by Learning A-Z

Test Skills Website:  ReadyTestA-Z by Learning A-Z

Math Fluency Website:  Reflex by ExploreLearning

Middle School:

ESL Website:  LANGUAGE! Live by Voyager Sopris Learning

Multi-Level:

Literary Skills:  Kurzweil 3000 – firefly by Kurzweil Education

Reading Resource Website:  Raz-Kids by Learning A-Z

Math and Science Online Simulations:  Gizmos by ExploreLearning

Teacher Tools:

Reading Resource Website:  ReadingA-Z by Learning A-Z

2015 REVERE Award presented by the PreK-12 Learning Group of the Association of American Publishers

In July 2015, Learning A-Z received a 2015 REVERE Award for the content in its Reading A-Z product that supports English language learners (ELLs).  The REVERE Awards are presented by the PreK-12 Learning Group of the Association of American Publishers to Identify and honor excellence in educational materials.

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

Segment Aggregation

Prior to the first quarter of 2015, the Voyager Sopris Learning and Kurzweil Education operating segments were separately reported in the financial statements.  As permitted by GAAP, we elected to aggregate these two operating segments into a single reportable segment titled Voyager Sopris Learning.  The separate Voyager Sopris Learning and Kurzweil Education operating segments have similar economic characteristics as well as similar products and services, production processes, class of customers, and product and service distribution methods.  In addition, we believe the aggregated presentation is more useful to investors and other financial statement users because both units are in the midst of transitioning to higher concentrations of technology-enabled subscription solutions and because of the relatively small financial contribution of Kurzweil Education to the consolidated results.

Operating Expenses and General Capital Expenditures

Certain operating expenses, such as rent, personnel and consulting fees, previously pooled and reported in Other in our segment information, have been reclassified to the applicable reportable segment to which the expense directly supported.  Additionally, General Capital Expenditures, also previously reported in Other in our segment information, have been reclassified to the applicable reportable segment to which the expenditure related.  These reclassifications were made in order to provide a more complete depiction of the reportable segments as stand-alone operations.  Segment disclosures for the three and nine months ended September 30, 2014 were conformed to the 2015 presentation.

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

Learning A-Z Segment

Learning A-Z is a preK-6 educational resource company specializing in online delivery of leveled readers and supplementary curriculum.  Founded in 2002 to help teachers differentiate instruction and meet the unique needs of all students, Learning A-Z’s resources are currently used in more than half the districts across the United States and Canada and in over 180 countries worldwide.

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

Voyager Sopris Learning Segment

Our Voyager Sopris Learning segment is comprised of our Voyager Sopris Learning and Kurzweil Education brands.

Voyager Sopris Learning Brand

The Voyager Sopris Learning brand is committed to partnering with school districts to meet and surpass their goals for student achievement. The suite of instructional and service solutions the Voyager Sopris Learning brand provides is not only research based, but also evidence based—proven to increase student achievement and educator effectiveness. Voyager Sopris Learning’s solutions have been fully tested in the classroom, ensuring that they are easy to implement and teacher friendly. They are innovative, both in overall instructional approach and in the strategic use of technology in blended and 100% online solutions and are supported by an unparalleled commitment to build local capacity for sustained success. With a comprehensive suite of instructional resources, the Voyager Sopris Learning brand provides assessments, professional development and school improvement services, literacy and math instructional tools— both comprehensive and supplemental—and resources to build a positive school climate.

Effective July 6, 2015, Jeffrey A. Elliott joined the Company as President of Voyager Sopris Learning to succeed George Logue, who announced in January 2015 his intent to retire from the Company and its affiliates. Mr. Elliott was formerly Chief Executive Officer of The Virtual High School and brings 20 years of experience in the education industry. Mr. Logue will serve in a transitional role through the end of 2015.

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

ExploreLearning Segment

ExploreLearning develops online solutions to improve student learning in math and science.  ExploreLearning currently offers two supplemental products: Gizmos, the world’s largest library of interactive, online simulations for math and science in grades 3-12 that help students gain a deep understanding of challenging concepts through active inquiry and exploration; and Reflex, a powerful adaptive online program that helps students in grades 2-8 develop math fact fluency through game-based instruction and practice.

Gizmos and Reflex bring research-proven, standards-aligned instructional strategies to classrooms around the world. They support the tenets of the National Council of Teachers of Mathematics, the National Science Teachers Association and new rigorous state and national standards.  Additionally, new studies show students using Reflex are scoring higher than their peers on standardized tests.

Results of Operations

Bookings

Bookings is an internal, non-GAAP metric that measures the total dollar value of customer orders in a period, regardless of the timing of the related revenue recognition.  We consider Bookings a leading indicator of revenues.  During the nine months ended September 30, 2015, consolidated Bookings increased 4.7% to $122.4 million, compared to $117.0 million during the nine months ended September 30, 2014.  Bookings by segment for the nine months ended September 30, 2015 and the percentage change from the same period of 2014 were as follows:

•

Learning A-Z:  $45.9 million, increased 23.0%, with continued strong growth in its student-centric solutions, including Raz-Kids.com, Headsprout®, Writing A-Z and ReadyTest A-Z.  All are student-centric solutions, and their growth demonstrates strong demand for products that put technology directly into students’ hands. Management’s full-year expectations for strong double-digit growth at Learning A-Z remain unchanged.
•

Voyager Sopris Learning:  $60.8 million, decreased 5.1%, with Bookings growth from newer technology-enabled subscription solutions such as LANGUAGE!® Live and Kurzweil’s firefly offset by the expected decline of older legacy products.  Voyager Sopris Learning also continues to experience success with its recently expanded and rereleased Step Up to Writing® program as school districts require quality programs to meet rigorous writing assessments.  Management’s full-year expectations that Bookings will decline at lower rates than in the prior year remain unchanged.

•

ExploreLearning:  $15.8 million, increased 0.9% - Bookings pacing can fluctuate from quarter to quarter within the ExploreLearning segment due to large deal size and renewal timing.  Full-year expectations for low double-digit growth for the segment remain unchanged.

We continue to execute our strategy to shift resources to subscription and technology-enabled products.  For the nine months ended September 30, 2015, approximately 65% of Bookings were generated by technology-enabled products versus 57% for the same period of 2014.  For purposes of this metric, technology-enabled products are defined as those products that are sold primarily as a technology-based solution or that could be used solely using a digital platform.  For the Voyager Sopris Learning segment, several products classified as technology-enabled include supplemental print materials.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

	Three Months Ended				Year Over Year Change
	September 30, 2015		September 30, 2014		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Learning A-Z	$13,733	34.0%	$11,116	27.0%	$2,617	23.5%
Voyager Sopris Learning	21,820	54.1%	25,930	63.0%	(4,110)	(15.9)%
ExploreLearning	4,786	11.9%	4,098	10.0%	688	16.8%
Total net revenues	40,339	100.0%	41,144	100.0%	(805)	(2.0)%
Cost of revenues:
Learning A-Z	416	1.0%	300	0.7%	(116)	(38.7)%
Voyager Sopris Learning	7,800	19.3%	10,012	24.3%	2,212	22.1%
ExploreLearning	904	2.2%	733	1.8%	(171)	(23.3)%
Amortization expense	4,434	11.0%	4,695	11.4%	261	5.6%
Total cost of revenues	13,554	33.6%	15,740	38.3%	2,186	13.9%
Research and development expense	2,935	7.3%	2,745	6.7%	(190)	(6.9)%
Sales and marketing expense	11,722	29.1%	11,015	26.8%	(707)	(6.4)%
General and administrative expense	5,120	12.7%	5,039	12.2%	(81)	(1.6)%
Shipping and handling costs	457	1.1%	666	1.6%	209	31.4%
Depreciation and amortization expense	1,001	2.5%	1,050	2.6%	49	4.7%
Income before interest, other income (expense) and income taxes	5,550	13.8%	4,889	11.9%	661	(13.5)%
Net interest expense	(3,575)	(8.9)%	(4,377)	(10.6)%	802	18.3%
Other income, net	204	0.5%	535	1.3%	(331)	(61.9)%
Income tax expense	(213)	(0.5)%	(52)	(0.1)%	(161)	(309.6)%
Net income	$1,966	4.9%	$995	2.4%	$971	(97.6)%

Net revenues

Net revenues decreased during the three months ended September 30, 2015 by 2.0% to $40.3 million, compared to $41.1 million during the same period of 2014.  Increased net revenues in Learning A-Z and ExploreLearning were more than offset by lower net revenues in Voyager Sopris Learning.  Net revenues by segment were as follows:

•

Learning A-Z’s net revenues increased $2.6 million, or 23.5%, to $13.7 million in the quarter ended September 30, 2015 compared to the same period of 2014.  The year-over-year growth in net revenues is the result of Learning A-Z’s ongoing strong Bookings trend.

•

Voyager Sopris Learning’s net revenues decreased $4.1 million, or 15.9%, to $21.8 million during the quarter ended September 30, 2015 compared to the same period of 2014.  The decline was larger than the Bookings decline of 6.5%, due to the transition to technology-enabled products for which revenue is recognized more slowly than print products.

•

ExploreLearning’s net revenues increased $0.7 million, or 16.8%, to $4.8 million during the quarter ended September 30, 2015 compared to the same period of 2014.  The increase in net revenues is a higher percentage than the increase in Bookings due to the recognition of prior period Bookings, which are recognized pro-rata over the applicable subscription periods.

Cost of revenues

Cost of revenues includes expenses to print, purchase, handle and warehouse product, as well as order processing and royalty costs, and to provide services and support to customers.  Cost of revenues, excluding amortization, decreased $1.9 million, or 17.4%, to $9.1 million in the third quarter of 2015 compared to $11.0 million in the same period of 2014.  Cost of revenues benefitted year-over-year from the increasing contribution from higher margin technology-enabled solutions and right-sizing cost structure efforts completed by Voyager Sopris Learning in 2014.  Cost of revenues by segment were as follows:

•	Learning A-Z’s cost of revenues was relatively consistent year-over-year, increasing slightly to $0.4 million in the quarter ended September 30, 2015 compared to the same period of 2014.
•

Voyager Sopris Learning’s cost of revenues decreased $2.2 million, or 22.1%, to $7.8 million in the quarter ended September 30, 2015 compared to the same period of 2014.  The decrease in cost of revenues was commensurate with the year-over-year decline in revenue.  Additionally, cost of revenues was positively impacted by right-sizing cost structure efforts completed during fiscal 2014.

•	ExploreLearning’s cost of revenues increased by $0.2 million to $0.9 million in the quarter ended September 30, 2015.

Amortization expense

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology product development.  Amortization was $4.4 million in the third quarter of 2015, $0.3 million lower than 2014. The change was due to a decrease in amortization of acquired publishing rights and curriculum of $0.4 million which was partially offset by increased amortization of developed pre-publication and technology product development of $0.1 million.

Research and development expense

Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization.  Research and development expense for the third quarter of 2015 increased $0.2 million to $2.9 million compared to $2.7 million for the third quarter of 2014.  Research and development activities have been largely focused on product development during the third quarter of 2015 and a significant portion of the costs for product development are recorded as capital expenditures rather than research and development expense.

Sales and marketing expense

Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts.  Sales and marketing expense for the third quarter of 2015 increased $0.7 million to $11.7 million compared to $11.0 million for the third quarter of 2014.  This increase is due to planned increases in Learning A-Z partially offset by decreases in Voyager Sopris Learning.

General and administrative expense

General and administrative expenses were slightly higher, increasing by $0.1 million in the third quarter of 2015 to $5.1 million compared to $5.0 million for the third quarter of 2014.

Shipping and handling costs

Shipping and handling costs for the quarter ended September 30, 2015 decreased $0.2 million, to $0.5 million compared to $0.7 million for the third quarter of 2014, commensurate with the decline in Bookings related to printed material.

Net interest expense

Net interest expense decreased by $0.8 million, or 18.3%, to $3.6 million in the third quarter of 2015 compared to the same period in 2014 due to the repurchase of $35.0 million aggregate principal amount of debt that occurred during the year ended December 31, 2014.

Other income, net

Other income, net decreased by $0.3 million to $0.2 million during the three months ended September 30, 2015 compared to $0.5 million for the same period in 2014.  The decrease was primarily due to a settlement received by the Company associated with an internet domain name in the third quarter of 2014.

Income tax expense

During the third quarter of 2015, we recorded current state income tax expense of $0.2 million and, during the third quarter of 2014, we recorded $0.1 million of state income tax expense.  We continue to maintain a valuation allowance against our deferred tax assets, which eliminates any non-current tax benefit generated.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

	Nine Months Ended				Year Over Year Change
	September 30, 2015		September 30, 2014		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Learning A-Z	$39,930	36.5%	$31,846	29.4%	$8,084	25.4%
Voyager Sopris Learning	54,831	50.2%	63,502	58.5%	(8,671)	(13.7)%
ExploreLearning	14,503	13.3%	13,119	12.1%	1,384	10.5%
Total net revenues	109,264	100.0%	108,467	100.0%	797	0.7%
Cost of revenues:
Learning A-Z	1,286	1.2%	1,194	1.1%	(92)	(7.7)%
Voyager Sopris Learning	20,751	19.0%	26,606	24.5%	5,855	22.0%
ExploreLearning	2,246	2.1%	2,186	2.0%	(60)	(2.7)%
Amortization expense	12,712	11.6%	13,213	12.2%	501	3.8%
Total cost of revenues	36,995	33.9%	43,199	39.8%	6,204	14.4%
Research and development expense	7,827	7.2%	8,090	7.5%	263	3.3%
Sales and marketing expense	32,845	30.1%	31,680	29.2%	(1,165)	(3.7)%
General and administrative expense	15,537	14.2%	14,676	13.5%	(861)	(5.9)%
Shipping and handling costs	879	0.8%	1,266	1.2%	387	30.6%
Depreciation and amortization expense	2,994	2.7%	3,150	2.9%	156	5.0%
Income before interest, other income (expense) and income taxes	12,187	11.2%	6,406	5.9%	5,781	(90.2)%
Net interest expense	(10,875)	(10.0)%	(13,535)	(12.5)%	2,660	19.7%
Loss on extinguishment of debt	—	0.0%	(570)	(0.5)%	570	100.0%
Other income, net	679	0.6%	965	0.9%	(286)	(29.6)%
Income tax expense	(517)	(0.5)%	(146)	(0.1)%	(371)	(254.1)%
Net income (loss)	$1,474	1.3%	$(6,880)	(6.3)%	$8,354	(121.4)%

Net revenues

Net revenues increased during the nine months ended September 30, 2015 by 0.7% to $109.3 million, compared to $108.5 million during the same period of 2014.  Increased net revenues in Learning A-Z and ExploreLearning were partially offset by lower net revenues in Voyager Sopris Learning.  Net revenues by segment were as follows:

•

Learning A-Z’s net revenues increased $8.1 million, or 25.4%, to $39.9 million in the nine months ended September 30, 2015 compared to the same period of 2014.  The year-over-year growth in net revenues is the result of Learning A-Z’s ongoing strong Bookings trend.

•

Voyager Sopris Learning’s net revenues decreased $8.7 million, or 13.7%, to $54.8 million during the nine months ended September 30, 2015 compared to the same period of 2014.  The decline was larger than the Bookings decline of 5.1%, due to the transition to technology-enabled products for which revenue is recognized more slowly than print products.

•

ExploreLearning’s net revenues increased $1.4 million, or 10.5%, to $14.5 million during the nine months ended September 30, 2015 compared to the same period of 2014.  The increase in net revenues is a higher percentage than the increase in Bookings due to the recognition of prior period Bookings, which are recognized pro-rata over the applicable subscription periods.

Cost of revenues

Cost of revenues includes expenses to print, purchase, handle and warehouse product, as well as order processing and royalty costs, and to provide services and support to customers.  Cost of revenues, excluding amortization, decreased $5.7 million, or 19.0%, to $24.3 million in the first nine months of 2015 compared to $30.0 million in the same period of 2014.  Cost of revenues benefitted year-over-year from the increasing contribution from higher margin technology-enabled solutions and right-sizing cost structure efforts completed by Voyager Sopris Learning in 2014.  Cost of revenues by segment were as follows:

•	Learning A-Z’s cost of revenues increased slightly year-over-year by $0.1 million, or 7.7%, to $1.3 million for the nine months ended September 30, 2015 compared to the same period of 2014.
•

Voyager Sopris Learning’s cost of revenues decreased $5.9 million, or 22.0%, to $20.8 million in the nine months ended September 30, 2015 compared to the same period of 2014.  The decrease in cost of revenues was commensurate with the year-over-year decline in revenue.  Additionally, cost of revenues was positively impacted by right-sizing cost structure efforts completed during fiscal 2014.

•

ExploreLearning’s cost of revenues was relatively consistent year-over-year, increasing $0.1 million, or 2.7%, to $2.2 million in the nine months ended September 30, 2015 compared to the same period of 2014.

Amortization expense

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology product development.  Amortization decreased $0.5 million to $12.7 million in the nine months ended September 30, 2015 compared to $13.2 million for same period of 2014.  The change was due to a decrease in amortization of acquired publishing rights and curriculum of $1.3 million which was partially offset by increased amortization of developed pre-publication and technology product development of $0.8 million.

Research and development expense

Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization.  Research and development expense for the nine months ended September 30, 2015 decreased $0.3 million to $7.8 million compared to $8.1 million for the same period of 2014.  Research and development activities have been largely focused on product development during the nine months ended September 30, 2015 and a significant portion of the costs for product development are recorded as capital expenditures rather than research and development expense.

Sales and marketing expense

Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts.  Sales and marketing expense for the nine months ended September 30, 2015 increased $1.2 million to $32.8 million compared to $31.7 million for the same period in 2014.  This increase is due to planned increases in Learning A-Z partially offset by decreases in Voyager Sopris Learning.

General and administrative expense

General and administrative expense increased $0.9 million in the nine months ended September 30, 2015 to $15.5 million compared to $14.7 million for the nine months ended September 30, 2014.  General and administrative expense for the nine months ended September 30, 2014 included a gain on the sale of the IntelliTools product line of $0.3 million.  In addition to the impact of this prior year item, the year over year increase includes expenditures to support Learning A-Z growth.

Shipping and handling costs

Shipping and handling costs for the nine months ended September 30, 2015 decreased $0.4 million to $0.9 million, compared to $1.3 million for the same period of 2014, commensurate with the decline in Bookings related to printed material.

Net interest expense

Net interest expense decreased by $2.7 million, or 19.7%, to $10.9 million in the first nine months of 2015 compared to the same period in 2014 primarily due to the repurchase of $35.0 million aggregate principal amount of debt that occurred during the year ended December 31, 2014.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2014, we repurchased an aggregate of $10.0 million aggregate principal amount of our Notes for an aggregate purchase price of approximately $10.1 million, plus accrued and unpaid interest.  A Loss on Extinguishment of Debt of $0.4 million was recorded in connection with these repurchases, primarily related to the write-off of unamortized deferred financing costs.  Additionally, during the nine months ended September 30, 2014, a Loss on Extinguishment of

Debt of $0.2 million was recorded in connection with the termination of the ABL facility related to the write-off of unamortized deferred financing costs.

Other income, net

Other income, net decreased by $0.3 million to $0.7 million during the nine months ended September 30, 2015 compared to $1.0 million for the same period in 2014.  The decrease was primarily due to a settlement received by the Company associated with an internet domain name in the third quarter of 2014.

Income tax expense

During the nine months ended September 30, 2015 and 2014, we recorded current state income tax expense of $0.5 million and $0.1 million, respectively.  We continue to maintain a valuation allowance against our deferred tax assets, which eliminates any non-current tax benefit generated.

Liquidity and Capital Resources

Sales seasonality affects operating cash flow, and as a result, we normally incur a net cash deficit from all of our activities through the early part of the third quarter each year.  We typically fund these seasonal deficits through the drawdown of cash. The cash balance as of September 30, 2015 was $33.5 million.  The primary sources of liquidity are our current cash balances and our annual cash flow from operations and the primary liquidity requirements relate to interest on our long-term debt, product development costs, capital investments and working capital.  We believe that based on current and anticipated levels of operating performance and cash flow from operations, we will be able to make required interest payments on our debt and fund our working capital and capital expenditure requirements for the next 12 months.

Long-Term Debt

Senior Secured Notes Due 2017

In February 2011, the Company closed an offering of $175.0 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”).  Deferred financing costs, net of accumulated amortization, are capitalized in Other Assets in the Condensed Consolidated Balance Sheets and are amortized over the term of the related debt using the effective interest method. Unamortized deferred financing costs at September 30, 2015 and December 31, 2014 were $1.6 million and $2.3 million, respectively.

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

During the year ended December 31, 2014, the Company repurchased $35.0 million aggregate principal amount of its senior secured notes due 2017 for approximately $35.0 million, plus accrued and unpaid interest.  The Company recognized a Loss on Extinguishment of Debt of approximately $0.7 million in connection with the repurchases, which was primarily due to the write-off of unamortized deferred financing costs.  During the three and nine months ended September 30, 2015, the company did not repurchase any notes.

The Notes mature on February 15, 2017.  We believe that we will be able to refinance any principal amount outstanding under the Notes at or before this date on terms acceptable to us, and we are likely to refinance the Notes either later this quarter or during the first quarter of 2016.  At this time, we are targeting a structure that includes a combination of senior revolving and term loan debt, where the term loan debt would have a lower principal amount than our current Notes and we would use a revolver facility to cover the seasonally low cash period in the first half of the year.  We believe, based on preliminary indications, that we could reduce our cost of capital under such a structure, but it is preliminary and we have no assurance that we will complete this or another refinancing transaction, which is subject to market and other risks.

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

	Nine Months Ended September 30,
(in thousands)	2015	2014
Operating activities	$15,247	$3,360
Investing activities	(15,507)	(15,821)
Financing activities	(614)	(11,129)

Operating activities.  Cash provided by operating activities was $15.2 million and $3.4 million for the nine months ended September 30, 2015 and 2014, respectively.  Cash flows from operating activities were impacted favorably during 2015 by improved earnings compared to 2014.  Additional factors include:

•	The movement in 2014 of $2.1 million of cash to certificates of deposit to collateralize certain letters of credit, which were previously collateralized by the ABL Facility prior to its termination;
•	Lower cash interest payments of $3.3 million in the first nine months of 2015 versus the prior year, due to the repurchase of Notes during 2014; and
•	Incentive compensation payments paid in early 2015 for the 2014 plan year were approximately $1.3 million lower than amounts paid in early 2014 for the 2013 plan year.

Investing activities.  Cash used in investing activities was $15.5 million for the nine months ended September 30, 2015 compared to $15.8 million during the same period of 2014.  Capital expenditures were $2.1 million higher in the nine months ended September 30, 2015 compared to the same period in 2014.  Cash outflows in 2015 include the final Headsprout acquisition payment of $0.4 million.  Cash outflows in 2014 include the initial Headsprout acquisition payment of $3.6 million, offset by proceeds from the IntelliTools product line sale of $0.8 million.

Financing activities.  Cash used in financing activities was $0.6 million and $11.1 million for the nine months ended September 30, 2015 and 2014, respectively.  Cash outflows for the nine months ended September 30, 2014 include the repurchase of $10.1 million of our Notes and $0.3 million of common stock repurchases.

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

Bookings, EBITDA, Adjusted EBITDA, and Cash Income are not prepared in accordance with GAAP and may be different from similarly named, non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We believe that these non-GAAP measures provide useful information to investors because they reflect the underlying performance of the ongoing operations of the Company and provide investors with a view of the Company’s operations from management’s perspective. Net income (loss) reported on a GAAP basis includes material non-operational and non-cash items while Adjusted EBITDA and Cash Income remove significant purchase accounting, non-operational or certain non-cash items from earnings.  We generally use these non-GAAP measures as measures of operating performance and not as measures of liquidity. Our presentation of Bookings, EBITDA, Adjusted EBITDA, and Cash Income should not be construed as an indication that our future results will be unaffected by unusual, non-operational or non-cash items.

Below are reconciliations of Bookings to Net Revenues and of Net Income (Loss) to Cash Income for the three and nine months ended September 30, 2015 and 2014:

Reconciliation of Bookings to Net Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Bookings	$68,489	$64,438	$122,445	$116,967
Change in deferred revenues	(28,299)	(24,436)	(12,998)	(9,300)
Other (a)	149	1,142	(183)	800
Net revenues	$40,339	$41,144	$109,264	$108,467

Reconciliation of Net Income (Loss) to Cash Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net income (loss)	$1,966	$995	$1,474	$(6,880)
Reconciling items between net income (loss) and EBITDA:
Depreciation and amortization expense	5,435	5,745	15,706	16,363
Net interest expense	3,575	4,377	10,875	13,535
Income tax expense	213	52	517	146
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	11,189	11,169	28,572	23,164
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	(204)	(535)	(679)	(965)
Loss on extinguishment of debt	—	—	—	570
Merger, acquisition and disposition activities (b)	199	346	552	689
Stock-based compensation and expense (c)	192	135	486	383
Adjusted EBITDA	11,376	11,115	28,931	23,841
Change in deferred revenues	28,299	24,436	12,998	9,300
Change in deferred costs	(3,694)	(2,745)	(2,915)	(1,182)
Capital expenditures	(5,275)	(4,667)	(15,107)	(13,027)
Cash income	$30,706	$28,139	$23,907	$18,932

Reconciliation of Bookings to Net Revenues by Segment – 2015

	Three Months Ended September 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$28,164	$29,780	$10,545	$68,489
Change in deferred revenues	(14,430)	(8,111)	(5,758)	(28,299)
Other (a)	(1)	151	(1)	149
Net revenues	$13,733	$21,820	$4,786	$40,339

	Nine Months Ended September 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$45,851	$60,774	$15,820	$122,445
Change in deferred revenues	(5,905)	(5,804)	(1,289)	(12,998)
Other (a)	(16)	(139)	(28)	(183)
Net revenues	$39,930	$54,831	$14,503	$109,264

Reconciliation of Net Income to Cash Income by Segment - 2015

	Three Months Ended September 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net income	$6,663	$6,302	$1,376	$(12,375)	$1,966
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	5,435	5,435
Net interest expense	—	—	—	3,575	3,575
Income tax expense	—	—	—	213	213
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	6,663	6,302	1,376	(3,152)	11,189
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	—	—	—	(204)	(204)
Merger, acquisition and disposition activities (b)	—	—	—	199	199
Stock-based compensation and expense (c)	47	68	24	53	192
Adjusted EBITDA	6,710	6,370	1,400	(3,104)	11,376
Change in deferred revenues	14,430	8,111	5,758	—	28,299
Change in deferred costs	(1,603)	(1,553)	(538)	—	(3,694)
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	19,537	12,928	6,620	(3,104)	35,981
Capital expenditures − pre-publication costs	(1,327)	(741)	(181)	—	(2,249)
Capital expenditures − software development costs	(565)	(1,274)	(390)	—	(2,229)
Capital expenditures − general expenditures	(384)	(180)	(112)	(121)	(797)
Cash income	$17,261	$10,733	$5,937	$(3,225)	$30,706

	Nine Months Ended September 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net income	$20,730	$13,098	$4,788	$(37,142)	$1,474
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	15,706	15,706
Net interest expense	—	—	—	10,875	10,875
Income tax expense	—	—	—	517	517
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	20,730	13,098	4,788	(10,044)	28,572
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	—	—	—	(679)	(679)
Merger, acquisition and disposition activities (b)	—	—	—	552	552
Stock-based compensation and expense (c)	125	158	61	142	486
Adjusted EBITDA	20,855	13,256	4,849	(10,029)	28,931
Change in deferred revenues	5,905	5,804	1,289	—	12,998
Change in deferred costs	(1,075)	(1,667)	(173)	—	(2,915)
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	25,685	17,393	5,965	(10,029)	39,014
Capital expenditures − pre-publication costs	(3,591)	(2,422)	(488)	—	(6,501)
Capital expenditures − software development costs	(1,521)	(3,945)	(1,218)	—	(6,684)
Capital expenditures − general expenditures	(861)	(502)	(225)	(334)	(1,922)
Cash income	$19,712	$10,524	$4,034	$(10,363)	$23,907

Reconciliation of Bookings to Net Revenues by Segment - 2014

	Three Months Ended September 30, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$22,103	$31,865	$10,470	$64,438
Change in deferred revenues	(10,987)	(7,077)	(6,372)	(24,436)
Other (a)	—	1,142	—	1,142
Net revenues	$11,116	$25,930	$4,098	$41,144

	Nine Months Ended September 30, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$37,279	$64,008	$15,680	$116,967
Change in deferred revenues	(5,448)	(1,392)	(2,460)	(9,300)
Other (a)	15	886	(101)	800
Net revenues	$31,846	$63,502	$13,119	$108,467

Reconciliation of Net Income (Loss) to Cash Income by Segment - 2014

	Three Months Ended September 30, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net income (loss)	$5,787	$7,383	$913	$(13,088)	$995
Reconciling items between net income (loss) and EBITDA:
Depreciation and amortization expense	—	—	—	5,745	5,745
Net interest expense	—	—	—	4,377	4,377
Income tax expense	—	—	—	52	52
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	5,787	7,383	913	(2,914)	11,169
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	—	—	—	(535)	(535)
Merger, acquisition and disposition activities (b)	—	—	—	346	346
Stock-based compensation and expense (c)	38	39	17	41	135
Adjusted EBITDA	5,825	7,422	930	(3,062)	11,115
Change in deferred revenues	10,987	7,077	6,372	—	24,436
Change in deferred costs	(1,022)	(1,160)	(563)	—	(2,745)
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	15,790	13,339	6,739	(3,062)	32,806
Capital expenditures − pre-publication costs	(1,280)	(757)	(143)	—	(2,180)
Capital expenditures − software development costs	(388)	(1,150)	(325)	(31)	(1,894)
Capital expenditures − general expenditures	(303)	(54)	(13)	(223)	(593)
Cash income	$13,819	$11,378	$6,258	$(3,316)	$28,139

	Nine Months Ended September 30, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net income (loss)	$16,859	$12,965	$3,265	$(39,969)	$(6,880)
Reconciling items between net loss and EBITDA:
Depreciation and amortization expense	—	—	—	16,363	16,363
Net interest expense	—	—	—	13,535	13,535
Income tax expense	—	—	—	146	146
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	16,859	12,965	3,265	(9,925)	23,164
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	—	—	—	(965)	(965)
Loss on extinguishment of debt	—	—	—	570	570
Merger, acquisition and disposition activities (b)	—	—	—	689	689
Stock-based compensation and expense (c)	104	114	46	119	383
Adjusted EBITDA	16,963	13,079	3,311	(9,512)	23,841
Change in deferred revenues	5,448	1,392	2,460	—	9,300
Change in deferred costs	(838)	(259)	(85)	—	(1,182)
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	21,573	14,212	5,686	(9,512)	31,959
Capital expenditures − pre-publication costs	(3,331)	(2,264)	(424)	—	(6,019)
Capital expenditures − software development costs	(1,073)	(3,167)	(776)	(31)	(5,047)
Capital expenditures − general expenditures	(930)	(262)	(271)	(498)	(1,961)
Cash income	$16,239	$8,519	$4,215	$(10,041)	$18,932

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of September 30, 2015 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

 We have made no material changes to any of the critical accounting policies discussed in our 2014 Form 10-K through September 30, 2015.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as such factors could materially affect the Company’s business, financial condition, or future results.  In the nine months ended September 30, 2015, there were no material changes to the risk factors disclosed in the Company’s 2014 Annual Report on Form 10-K.  The risks described in the Annual Report on Form 10-K are not the only risks the Company faces.  Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

CAMBIUM LEARNING GROUP, INC.

Date: November 12, 2015	/s/ Barbara Benson
Barbara Benson,
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

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