Form 10-K
period 2015-12-31
CAMBIUM LEARNING GROUP, INC.
filed 2016-03-03
CIK 1466815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant was $55,656,359 based on the closing sale price of the registrant’s common stock on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Capital Market. As of February 29, 2016, there were 45,735,818 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2016 Annual Stockholders Meeting, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

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

Item 1.       Business.

Unless otherwise expressly indicated in this Item 1, the discussions set forth herein are as of December 31, 2015.  The “Company”, “we”, “us”, or “our” when used in this report refers to Cambium Learning Group, Inc. and its predecessors and consolidated subsidiaries, as the context requires.

Overview

Cambium Learning® Group, Inc., a Delaware corporation, is a leading educational solutions and services company that is committed to helping all students reach their full potential.  We accomplish this goal by providing evidence-based solutions and expert professional services to empower educators and raise the achievement levels of all students.  Our award winning product lines include:  Learning A–Z® (www.learninga-z.com), ExploreLearning® (www.explorelearning.com), Voyager Sopris Learning™ (www.voyagersopris.com) and Kurzweil Education™ (www.kurzweiledu.com).  Together, these product lines provide breakthrough technology solutions for online learning and professional support; best-in-class intervention and supplemental instructional materials; gold-standard professional development and school-improvement services; valid and reliable assessments; and proven materials to support a positive and safe school environment.  The core beliefs comprising the cornerstones of our value proposition are:

•	Every learner has untapped potential
•	Teachers are the foundation – their importance must be valued
•	Data, instruction and practice drive improvement

During 2015, our products, more fully described in Segment and Product Information below, continued to receive awards and accolades from industry publications including:

The 20th Annual Education Software Review Awards (“EDDIE”) presented by The ComputED Gazette

In September 2015, the Company was awarded 10 EDDIE awards from ComputED Gazette, with Learning A-Z receiving 6 awards and every Cambium Learning Group business unit winning at least one award.   The EDDIE Awards target innovative and content-rich programs and websites that augment the classroom curriculum and improve teacher productivity, providing parents and teachers with the technology to foster educational excellence.  We won EDDIE Awards in the following categories:

Early Learning, Reading Website: Headsprout® by Learning A-Z

Multilevel, Reading Resource Website: Raz-Kids® by Learning A-Z

Multilevel, Teacher Tools, Reading Resource Website: Reading A-Z™ by Learning A-Z

Upper Elementary, Science Website: Science A-Z® by Learning A-Z

Upper Elementary, Test Skills Website: ReadyTest A-Z™ by Learning A-Z

Upper Elementary, Writing Website: Writing A-Z™ by Learning A-Z

Math Fluency Website: Reflex® by ExploreLearning

Math & Science Online Simulations: Gizmos® by ExploreLearning

ESL Website: LANGUAGE! ® Live by Voyager Sopris Learning

Literary Skills:  Kurzweil 3000+firefly® by Kurzweil Education

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

2015 CODiE Awards

In May 2015, Learning A-Z received a 2015 CODiE Award, representing the 11th CODiE we have received.  For nearly 30 years, the Software and Information Industry Association (SIIA) CODiE Awards have recognized software and information companies for achievement and vision.  It is the only peer-reviewed program in the content, education, and software industry.  We won a 2015 award in the following category:

Best ELL/World Language Acquisition Instructional Solution:  Reading A-Z by Learning A-Z

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

Early Learning, Reading Website:  Headsprout by Learning A-Z

Upper Elementary, Science Website:  Science A-Z by Learning A-Z

Upper Elementary, Test Skills Website:  ReadyTest A-Z by Learning A-Z

Upper Elementary, Math Fluency Website:  Reflex by ExploreLearning

Middle School, ESL Website:  LANGUAGE! Live by Voyager Sopris Learning

Multilevel, Literary Skills:  Kurzweil 3000+firefly by Kurzweil Education

Multilevel, Reading Resource Website:  Raz-Kids by Learning A-Z

Multilevel, Math and Science Online Simulations:  Gizmos by ExploreLearning

Teacher Tools, Reading Resource Website:  Reading A-Z by Learning A-Z

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

2015 Readers’ Choice Top Products presented by District Administration Magazine

In December 2015, ExploreLearning’s Gizmos product was named to District Administration magazine’s Readers’ Choice Top Products for 2015.  District Administration’s Readers’ Choice Top Products awards program informs superintendents and other senior school district leaders about products their colleagues around the country are using to help their districts excel in a variety of areas, such as technology, sustainability, and instruction.

Segment and Product Information

We have three reportable segments with separate management teams and infrastructures that offer various products and services:  Learning A-Z®, Voyager Sopris Learning™, and ExploreLearning®.  During 2015, net revenues were $55.2 million for Learning A-Z, $69.6 million for Voyager Sopris Learning, and $20.2 million for ExploreLearning.  Segment results of operations include Other, which consists of unallocated shared services, such as accounting, legal, human resources and corporate related items, as well as depreciation and amortization expense, interest income and expense, other income and expense, and income taxes.  We do not allocate any of these costs to our segments, and our chief operating decision maker evaluates performance of operating segments excluding these items. Further information is available in our Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K.

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

Learning A-Z Segment

Learning A-Z is a PreK-6 education technology provider of digitally delivered resources and tools that support instruction and student growth in reading, writing, and science.  Founded in 2002, Learning A-Z believes an enlightened approach to literacy—which starts with reading and writing, but also includes the development of key 21st century skills like communication, creativity, collaboration and critical-thinking—is the foundation to all learning. With a robust library of incredibly effective and flexible curriculum resources, Learning A-Z provides the tools teachers need to deliver personalized instruction for a wide range of student needs, including English language learners, intervention, special education, and daily instruction. Learning A-Z’s resources are currently used in more than half the districts across the United States and Canada and in over 180 countries worldwide.  Learning A-Z is committed to:

•	Delivering unmatched value, whereby high-quality resources are affordable for every individual classroom
•	Making personalized learning easier, giving teachers what they need to deliver the just-right instructional resources to every student
•	Empowering teachers as the foundation of student achievement, ensuring that teachers are given the support they need to be effective and efficient

Learning A-Z operates seven subscription-based websites: Reading A-Z™, Raz-Kids®, Headsprout®, Science A-Z®, Writing A-Z™, Vocabulary A-Z™, and ReadyTest A-Z™.  These websites can be purchased stand-alone or in collections, for a comprehensive solution that provides online supplemental books, lessons, assessments, and other instructional resources for individual classrooms, schools, and districts.

Reading A-Z includes an extensive collection of resources, including leveled books, lesson plans, and teaching materials, ideal for whole-class, small-group, and one-to-one reading instruction.  Reading A-Z offers thousands of printable teacher materials to teach guided reading, phonological awareness, phonics, comprehension, fluency, letter recognition and formation, high-frequency words, poetry, and vocabulary.  The teaching resources include: reading lessons, decodable books, reader's theater scripts, reading worksheets and assessments; leveled readers spanned across 29 levels of difficulty; fluency passages to improve reading rate, accuracy and expression; phonological awareness and phonics lessons, flashcards, and worksheets; and vocabulary books, graphic organizers, word sorts, and other vocabulary resources. Many of the leveled books and a variety of other books are available in Spanish, French, and British English.

Raz-Kids makes practicing reading fun with a library of online eBooks and corresponding eQuizzes at 29 levels of difficulty students can access at school, at home, or on the go.  The program currently includes over 400 eBooks and open-book eQuizzes, with new books added every month, including Spanish versions; corresponding eQuizzes test comprehension, providing teachers with skill reports for data-driven instruction; and online running records let teachers digitally assess each student, saving valuable classroom time.  The motivational Raz Rocket gets students excited about reading and strengthens the school-to-home connection.

Headsprout is an online kids’ reading program that takes students on a digital journey where they learn critical foundational reading and reading comprehension skills along the way.  The program is designed to automatically adapt to the specific needs and learning pace of every student and begin instruction appropriate to their current reading level. Engaging reading instruction is tailored to each student's specific needs, including multiple levels of error correction to ensure skill mastery; embedded progress assessments to measure student comprehension; and online reporting to track individual and class-wide progress.

Science A-Z provides teachers with an online collection of resources to improve student skills associated with reading, thinking and learning science. The product delivers comprehensive units in Life, Earth, Physical, and Process Science that include numerous informational texts and lessons at three reading levels within each grade span: K-2, 3-4, and 5-6. The website also provides the opportunity for students to think and act like scientists through captivating activities, experiments, and projects.  The website delivers a comprehensive library of printable and projectable science resources; materials to introduce and engage students in STEM fields; and Spanish translations for English language learners and bilingual programs.

Writing A-Z delivers leveled lesson and resources at five developmental levels for differentiated instruction and a collection of interactive tools for students to practice their writing online.  The website contains a range of lessons and supporting resources for teaching students at different developmental levels, from emerging writers beginning to experiment with words and sounds to beginning-fluent writers ready to begin mastering the five steps of the writing process. Writing A-Z resources include hundreds of leveled lessons, activities, and materials to teach writing to every student at their developmental level; dynamic mini-lessons that target specific writing skills; interactive online student writing tools; and digital reporting and student scoring.

Vocabulary A-Z contains an online database with over 14,000 words teachers can use to create their own custom vocabulary word lists and five-day lessons or choose from a wide selection of pre-made word lists.  The vocabulary database has words organized in content-area, functional, and resource-correlated categories.

ReadyTest A-Z develops students’ test-taking stamina and confidence with a collection of grade-appropriate practice tests and lessons that prepare them for the rigors of standardized testing.  The product contains a set of teacher-led lessons that model the skills and strategies necessary for success on end-of-year tests, and grade-appropriate practice sessions that introduce students to the various question and answer types they will encounter on today’s standardized assessments.  ReadyTest A-Z provides access to 20 grade-appropriate Practice Tests available in online and print formats; 20 Test-Taking Lessons that model critical skills and strategies necessary for success on high-stakes tests; technology-enhanced items on online Practice Tests; and online reporting to monitor individual and class-wide progress.

Voyager Sopris Learning Segment

The Voyager Sopris Learning segment includes our Voyager Sopris Learning and Kurzweil Education brands.

Voyager Sopris Learning Brand

The Voyager Sopris Learning brand is committed to partnering with school districts to meet and surpass their goals for student achievement. The Voyager Sopris Learning suite of instructional and service solutions is not only research based, but also evidence based—proven to increase student achievement and educator effectiveness. Voyager Sopris Learning’s solutions have been fully tested in the classroom, ensuring that they are easy to implement and teacher friendly. They are innovative, both in overall instructional approach and in the strategic use of technology in blended and 100% online solutions and are supported by an unparalleled commitment to build local capacity for sustained success. With a comprehensive suite of instructional resources, the Voyager Sopris Learning brand provides assessments, professional development and school improvement services, literacy and math instructional tools — both comprehensive intervention and supplemental — and resources to build a positive school climate.  Select products are described below.

Voyager Sopris Literacy Solutions

LANGUAGE! ® Live is a comprehensive literacy solution that combines teacher-directed learning with personalized interactive instruction in an online environment. The ultimate goal of LANGUAGE! Live is to quickly advance grades 5–12 students to grade-level performance in literacy. It was designed with a carefully scaffolded learning progression intended to meet the high expectations of state standards. Engaging student-directed technology drives instruction and builds foundational skills, while teacher-directed learning hones in on more advanced literacy skills. A 90-minute instructional block each day is recommended, but the program is flexible and supports a variety of schedules. In addition to its use for general education students who are at risk of not attaining core standards, LANGUAGE! Live also supports English language learners and students with special needs.

LANGUAGE!® The Comprehensive Literacy Curriculum, is an intensive intervention for students in grades 4–12 who are substantially below grade-level expectations for literacy. With an explicit, systematic approach that is designed to accelerate the growth of struggling readers and nonreaders, LANGUAGE! integrates instruction across key literacy strands, including foundational skills, writing, vocabulary, fluency, grammar, comprehension, and spoken English. LANGUAGE! is a mastery-based curriculum designed for students with language-based learning disabilities, English language learners, and students who have not yet grasped foundational literacy skills.  Students exit as soon as they achieve grade-level proficiency, which will vary depending on the specific needs of the student and where the student enters the curriculum.

Step Up to Writing® is a comprehensive resource of multisensory writing strategies that develop students’ ability to create thoughtful, well-written compositions. With a focus on the complete writing process, Step Up to Writing provides instruction to teach each phase of writing and is designed to ensure that students understand what good writing looks like; are able to evaluate their own writing and the writing of others; and are confident in planning, drafting, editing, revising, producing, and publishing an original composition. The solution seamlessly integrates into any literacy curriculum or can be implemented as a standalone writing solution.

Passport Reading Journeys® is an engaging literacy solution for middle and high school students reading significantly below grade level. The reading intervention program uses a blended approach focused on engaging students with age-appropriate instruction and content that includes real-world relevant, captivating Expedition themes and technology components that support and enhance instruction.

REWARDS® is a family of reading and writing intervention materials specifically designed for adolescent struggling learners. Educators nationwide have embraced REWARDS as a powerful short-term intervention that results in long-term literacy achievement. The program supports any core curriculum and offers flexible implementation options. The ultimate goal of the REWARDS family of products is to increase fluency rates, deepen comprehension of informational and content-area texts, and increase precision in sentence writing.

Read Well® is an innovative K-3 reading and language arts solution that helps students build the critical skills needed to be successful readers and learners. The program allows teachers to effectively target students at all stages of development. Through a blended approach of whole-class instruction, differentiated small-group instruction, motivating technology, and individual student practice, teachers have the flexibility they need to meet students at their skill levels and adapt instruction accordingly.

Ticket to Read® is a self-paced, student-centered online program that results in improved reading performance. As students complete tasks in the areas of foundational skills, fluency, vocabulary, and comprehension, they earn points that can be used to decorate their personal clubhouse or stock their toy store.

DIBELS® Next (grades K–6), and the Spanish-language counterpart IDEL® (grades K–3) provide quick and efficient measures that indicate if a student is on track for reading success.  With both universal screening and progress monitoring components, these measures are critical tools for educators as they identify students who need intervention support, evaluate the effectiveness of interventions, and support the response to intervention/multitiered model.  Teachers have the option of using DIBELS Next Survey, an advanced assessment administered to students who have not reached benchmark goals, or DIBELS Deep, brief measures that are individually administered, untimed diagnostic assessments of critical reading skills for students in grades K–5, and for older learners with very low skills.  The data generated from this suite of assessments support educators as they identify students who need intervention, select and evaluate instructional interventions, group students, and prepare instruction to support students in reaching learning goals.

LETRS® (Language Essentials for Teachers of Reading and Spelling) is a professional development program that responds to the need for high-quality teachers of literacy in grades preK–12. Authored by literacy expert Louisa Moats, Ed.D., LETRS provides the deep foundational knowledge necessary to understand how students learn to read, write, and spell—and why some of them struggle. Based on real-world experience and the science of reading, the program provides strategies and activities that can be implemented immediately. Each LETRS course is designed to give educators the tools they need to be confident teacher leaders who seek deep learning and reflection as they prepare for the challenging work of making literacy a reality for every student.

Voyager Sopris Math Solutions

TransMath® is a comprehensive math intervention curriculum that targets middle and high school students who lack the foundational skills necessary for entry into algebra and are two or more years below grade-level in math. In TransMath, concepts are developed with visual models that help students see big ideas being taught and build skills in algebraic thinking, computational fluency, fluency with rational numbers, and aspects of geometry and measurement.

Vmath® is a targeted math intervention program for struggling students in grades 2–8 that provides additional opportunities to master critical math concepts and skills. Vmath is specifically designed to reinforce grade-level expectations. Through a balanced, systematic approach, Vmath creates successful learning experiences for students and develops confident, independent learners of mathematics. With a blended print and technology solution, or a digital-only option, Vmath delivers essential content using strategies proven to accelerate and motivate at-risk students.

VmathLive® is a web-based solution empowering students to master math content at their own pace in a motivating online environment. VmathLive’s learning pedagogy offers scaffolded help with problem-specific step-by-step hints and onscreen tutoring focused on visual representations of math concepts with both English and Spanish audio. The learning path is structured so that students work sequentially through a year’s worth of math, and they are encouraged to stay on track with messaging, badges, trophies, points, and other engagement strategies. VmathLive’s Play component includes games that focus on mental math skills.

NUMBERS™ is a rigorous mathematics professional development offering for teachers of mathematics in grades K–8. NUMBERS delves deeply into each domain of the Common Core State Standards. The content of NUMBERS is based on the premise that increasing teacher expertise results in improved student outcomes. There are five modules: Number Sense (K–5); Fractions and Decimals (3–6); Ratios and Proportions (5–8); Algebraic Thinking (5–8); and Data, Measurement, and Geometry (K–8, with an emphasis on 3–8). The content can be applied to any curriculum, context, or student population.

Kurzweil Education Brand

The Kurzweil Education brand delivers educational technology that solves real problems.  The Kurzweil Education literacy and learning solutions offer learners a way up and a path forward.  Students’ varying needs, their challenges, and their potential to achieve drive Kurzweil Education, which continues to develop literacy-boosting solutions that directly enhance opportunities to learn and achieve. Using the principles of Universal Design for Learning, our solutions deliver content and tools that enable all learners to read, understand, and demonstrate their learning using technology-based tools.

Kurzweil 3000+firefly® provides literacy support for students anytime, anywhere. It can be accessed from a PC, Macintosh, iPad, and the web, providing support for students in the classroom and at home, while studying, or completing homework.  Built-in tools for reading, writing, study skills and test taking deliver a multisensory approach to learning, helping students who struggle, such as those with dyslexia and English language learners, become independent learners. A cloud-based centralized library allows for easy access and distribution of curricula, while reporting delivers helpful insights into student usage. Whether used on a subscription or stand-alone basis, students can use the award winning Kurzweil 3000® software throughout their school career and beyond, utilizing the literacy support to become lifelong learners.

Kurzweil 1000™ is a scan and read software that makes printed or electronic text accessible to people who are blind or visually impaired. Combining traditional reading machine technologies, such as scanning, image processing, and text-to-speech, with communication and productivity tools, eases and enhances users’ reading, writing and learning experiences. Documents and digital files are converted from text-to-speech and read aloud in a variety of natural-sounding voices that can be modified to individual preferences. Additionally, this software enables users to write and edit documents, complete simple forms independently, and assists with note taking, summarizing content, and outlining text.

ExploreLearning Segment

ExploreLearning develops online solutions to improve student learning in math and science.  ExploreLearning has two products: Gizmos, which we believe is the world’s best library of interactive, online simulations for math and science in grades 3-12; and Reflex, a powerful solution for math fact fluency development for grades 2-8.

Gizmos® are interactive simulations designed to promote exploration, experimentation, and discovery in math and science. Unlike other products, most Gizmos are open-ended, which means students are free to manipulate variables as they see fit, run experiments, and look for patterns. The lesson materials provided with Gizmos are customizable and follow a “structured inquiry” approach, with the goal of allowing students to figure out relationships on their own. Thus students become active learners rather than passive recipients of information.

Reflex® is an adaptive and individualized online system which helps students of all ability levels develop instant recall of their basic math facts. This innovative technology supports math fact fluency-the quick and effortless (automatic) recall of basic math facts. Reflex efficiently moves students to fluency by continuously adapting and individualizing instruction, thereby creating an optimal experience for every student. The program also provides educators with intuitive and powerful reporting that helps them effectively monitor and support student progress. For students, Reflex utilizes engaging, fast-paced games and rewards them for effort and progress, creating a compelling, motivational environment to support student achievement.

Industry Information

We sell primarily to public school districts in the United States.  On a much smaller scale, we also sell to private and charter schools, teachers, home school and parent consumers, and other companies that bundle our products with their offerings. Most of our public school district customers are largely dependent on state and local funding to purchase our products. School districts also use funding through federal education programs.  Third party estimates attribute approximately 10% of school district funding from federal sources, with the larger portion split roughly equally between state and local sources.  While we do not collect funding source data from our customers, management believes these estimates are reflective of our school district customer base.

The education market has been impacted by the adoption of rigorous state standards designed to ensure students obtain the skills and knowledge in their K-12 education careers to graduate high school able to succeed in entry-level, credit-bearing academic college courses and in workforce training programs.  Common Core State Standards were designed to establish a single set of clear educational standards throughout the country for grades K-12. While Common Core State Standards have become a political issue with states both for and against Common Core, almost all states are moving toward more rigorous standards.  We believe schools and districts will augment and replace instructional materials to align to the new standards and to prepare students for assessments measuring progress against the new rigorous standards.

Additionally, the digitalization of education content and delivery is driving a substantial shift in the education market.  Schools and districts are demanding more effective solutions, and technology solutions have the potential to increase effectiveness by personalizing and individualizing instruction.  The demand for such products has developed rapidly over the past several years and has led to changes in the way that providers develop, produce, market, and distribute products.

We believe that demand for our products and professional services will be driven by an increased emphasis on accountability and measurement.  There is greater emphasis on evaluating educators based on the performance of their students, and regulatory frameworks have mandated stricter accountability, higher standards and increased transparency in education, and states have been required to measure annual progress towards these standards and make results publicly available.  We believe that with more attention to student progress, increased analysis of U.S. student outcomes versus other countries, and movement to adopt more rigorous standards, such as the Common Core State Standards, the number of children deemed to need intervention is likely to increase.

We believe our strategic plans are aligned to these market trends.

Competition

The market for our products is highly competitive and fragmented.  Competition varies by segment and product line but typically comes from large publishers covering a broad array of products, smaller providers who specialize in very limited areas, and free or open source teacher and student resources.  Below are examples of competitors by segment.

•	Learning A-Z competitors include Scholastic’s Storia, Capstone Digital’s myON, Lexia Learning’s Reading Core5, and Big Universe.
•

Voyager Sopris Learning competitors include traditional and supplemental curriculum suppliers, including Houghton Mifflin Harcourt, Pearson, McGraw-Hill Education, with the Kurzweil Education product lines competing against suppliers such as Don Johnston and TextHelp’s Read+Write.

•	ExploreLearning competitors include Scholastic’s FASTT Math and Adaptive Curriculum.

Seasonality

Our quarterly operating results fluctuate due to a number of factors, including the academic school year, school procurement policies, funding cycles, new products and the amount and timing of spending patterns.  Our first quarter historically represents less than 15% of Bookings, which tend to build through the second quarter and peak during the third quarter, representing by far the preponderance of orders, revenue and income each year.

Product Development, Marketing and Sales

We are strategically focused on having the best possible product offerings and the sales and marketing forces to effectively and efficiently deliver these products.  Each segment has its own development, marketing, and sales teams to better address the unique market position and target customer of its products.

Product Development

We seek to take advantage of new product and technology opportunities and view product development to be essential to maintaining and growing our market position. We update our products as needed to incorporate the latest research or pedagogy, bring images current, or update factual content. Our web-based products are enhanced continuously. Between the product refreshes, we often develop variations, expansions (e.g., more grade levels) and other basic enhancements of our products.

We are focusing our development efforts on technology-enabled solutions and expect sales of our purely print-based products to continue to decline.  These investments will include enhancements for our Learning A-Z and ExploreLearning subscription products, and the development of new and technology-enabled learning solutions in the Voyager Sopris Learning segment, including continued investment in the Kurzweil Education web-based subscription solution k3000+firefly.

Changing educational standards also provide opportunities to meet new market needs. The implementation of these standards is likely to result in an increase in the number of students that are deemed to be below grade level proficiency.  Products that are aligned with the Common Core or other rigorous state standards will allow educators to focus on areas where students are not proficient as each lesson will be clearly tied to the required learning objectives.

Research and development expense, net of capitalization, was $10.9 million and $11.1 million for the years ended December 31, 2015 and 2014, respectively. We capitalize product development costs associated with internal-use software, which includes software as a service offered to our customers with an online subscription, as well as certain pre-publication, production, and online curriculum development expenditures.  Capitalized product development costs were as follows by segment in 2015:

•	Learning A-Z – $6.9 million
•	Voyager Sopris Learning – $8.0 million
•	ExploreLearning – $2.3 million

Sales and Marketing

Our sales force includes both field sales producers, who generally cover districts with larger student enrollment, and an inside sales force, which generally covers smaller territories.  Our sales representatives are supported by product or subject matter and implementation experts as well as a marketing team.  All of our segments, and Learning A-Z in particular, are increasingly making use of e-commerce and the Internet to sell our products.  Voyager Sopris Learning also uses direct marketing through catalogs.  We have and will continue to participate in state adoptions when our products meet the needs of those adoptions.  As of December 31, 2015, our total combined company sales force employees consisted of 68 field and 52 inside sales representatives for a total of 120 direct sales producers, excluding sales management and marketing.  We often use resellers for international sales and also use a small number of independent sales representatives.  Sales and marketing expense was $44.1 million and $41.4 million for the years ended December 31, 2015 and 2014, respectively.

Concentration Risk

We are not overly dependent upon any one customer or a few customers, the loss of which would have a material adverse effect on our business.  We have a broad customer base; in the two years ended December 31, 2015, on a consolidated basis, no single customer accounted for more than 10% of our total net revenues in any one year.  Our top ten customers accounted for approximately 11% of our total net revenues in 2015.

Governmental Regulations

Our operations are governed by laws and regulations relating to privacy and data protection for education and student information, equal employment opportunity, workplace safety, information privacy, and worker health, including the Occupational Safety and Health Act and regulations under that Act.  Additionally, as a company that often bids on various state, local and federally funded programs, we are subject to various governmental procurement policies and regulations.  We believe that we are in compliance in all material respects with applicable laws and regulations and we believe that future compliance will not have a material adverse effect upon our consolidated operations or financial condition.

Management Team

John Campbell. John Campbell, age 55, currently serves as Chief Executive Officer of Cambium Learning Group. Mr. Campbell served as President of Cambium Learning Technologies from December 2009 until March 2013, and COO of Voyager Learning Company from January 2007 through December 2009.  He joined ProQuest in January of 2004, which sold off its library business and changed its name to Voyager Learning Company in January of 2007. Before joining Cambium Learning Group, Mr. Campbell served as Chief Operating Officer and business unit head of a research-based reading company (Breakthrough to Literacy) within McGraw-Hill.  Prior to joining Breakthrough/McGraw-Hill, he served as Director of Technology for Tribune Education.  Additionally, Mr. Campbell has experience as General Manager of a software start-up (Insight Industries Inc.) and as Director of Applications and Technical Support for a hardware manufacturer (Commodore International).  Mr. Campbell has also served on the Education Board for the Software Information Industry Association (SIIA).

Barbara Benson. Barbara Benson, age 45, has served as the Chief Financial Officer of Cambium Learning Group, Inc. since March 2013. Ms. Benson joined the Company in March 2007 and previously served as Controller of Cambium Learning Group, Inc. from December 2009 to March 2013, and as Controller of the Voyager Learning Company from March 2007 to December 2009. She has also served as the Principal Accounting Officer of the Company since March 2010. From 2004 until joining the Company in March 2007, Ms. Benson held positions at Pegasus Solutions, Inc., a hotel technology provider of reservation, distribution, financial, and representation services, including Controller and Director of Financial Accounting and Reporting. She began her career as an auditor with Coopers & Lybrand. Ms. Benson is a Certified Public Accountant licensed in the state of Texas.

Bob Holl. Bob Holl, age 72, is the Co-founder and President of Learning A-Z. Mr. Holl has a wealth of educational knowledge and publishing experience having spent 10 years as a public school educator and 30 years in educational publishing. Before founding Learning A-Z, he served as Vice President of Development for the Wright Group and prior to that served as Editor-in-Chief of Addison-Wesley Publishing and Scott-Foresman Publishing Companies. He has been the architect and writer of many curriculum programs and educational resources during his publishing career.

Jeffrey A. Elliott.   Jeffrey A. Elliott, age 55, joined us in July 2015 as President of Voyager Sopris Learning, where he leads the effort to provide innovative, evidence-based instructional and professional service solutions to help schools meet and surpass their goals for student achievement. Prior to joining us, Mr. Elliott was President/CEO of The Virtual High School, an online learning provider serving middle and high school students. Mr. Elliott was President/CEO at Advanced Academics from 2003 to 2012, after joining the company in 2002 as Chief Operating Officer. From 1999 to 2002, Mr. Elliott was with Seattle-based Wright Group/McGraw-Hill Education, where he served as Vice President of Business Development overseeing three divisions of the educational publishing company. In 1996, Mr. Elliott joined newly formed Tribune Education as Director of Strategic Planning and Development. From 1983 to 1996, Mr. Elliott served in a variety of management roles at Chicago Tribune Company.

David Shuster. David Shuster, age 48, is the Founder and President of ExploreLearning. Mr. Shuster is a former classroom educator and is intimately involved in the design and development of ExploreLearning's award-winning products. He holds a Ph.D. in Applied Mathematics from the University of Virginia and has led ExploreLearning since its inception in 1999.

Paul Fonte. Paul Fonte, age 47, currently serves as Chief Technology Officer of Cambium Learning Group.  Mr. Fonte previously served as the Vice President of Technology for Cambium Learning Technologies since December 2009. Mr. Fonte joined the Company in 2003 as Senior Project Lead and was promoted to a number of positions within the Company, including the Director of Technology where he served until December 2009. Mr. Fonte has over 25 years of professional experience developing and delivering software at all levels.

Employees

As of December 31, 2015, we had a total of 585 employees, including 568 full-time and 17 part-time employees.  We consider our current relationship with our employees to be good.  Our employees are not represented by labor unions and are not subject to collective bargaining agreements.

Proprietary Rights

We regard a substantial portion of our technologies and content as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws, and employee or vendor non-disclosure agreements, to protect our rights.

We have developed relationships with authors who are known for their expertise in improving the cognitive and behavioral performance of students. Many authors are leaders in their respective fields, such as literacy, mathematics, and positive school climate. These authors are engaged by us to develop content and then to refine that content once feedback is obtained from our customers. We act as exclusive agents for and, in most instances, own the intellectual property from these well-known authors, whereby we publish their works under a royalty arrangement. We also derive a substantial amount of our curriculum content through in-house development efforts. To a much lesser degree, we also license from third parties published works, certain technology content or services upon which we rely to deliver certain products and services. Curriculum developed in-house or developed through the use of independent contractors is our proprietary property. Certain curriculum might be augmented or complemented with third party products, which may include printed materials, videos or photographs. This additional third party content may be sourced from various providers who retain the appropriate trademarks and copyrights to the material and agree to our use under a nonexclusive, fee-based arrangement.

We use U.S.-registered trademarks to identify various products which we develop. The trademarks survive as long as they are in use and the registration of these trademarks is renewed.

Website Access to Company Reports

We make available free of charge through our website, www.cambiumlearning.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We also will provide any of the foregoing information without charge upon written request to Cambium Learning Group, Inc., 17855 Dallas Parkway, Suite 400, Dallas, Texas 75287, Attention: Investor Relations.

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

We have also implemented a whistleblower hotline, as required under the Sarbanes-Oxley Act of 2002, by engaging a third party service that provides anonymous reporting for serious workplace ethical issues via telephone or the Internet.

Item 1A       Risk Factors.

This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2015.

Risks Related to our Business

Changes in funding for public schools could cause the demand for our products to decrease.

We derive a significant portion of our revenues from public schools, which are heavily dependent on federal, state and local government funding.  Budget cuts, curtailments, delays, changes in leadership, shifts in priorities or general reductions in funding could reduce or delay our revenues.  Funding difficulties experienced by schools could also cause those institutions to demand price reductions and could slow or reduce purchases of educational products, which in turn could materially harm our business.  Our business may be adversely affected by changes in educational funding at the federal, state or local level, resulting from changes in legislation, changes in state procurement processes, changes in government leadership, emergence of other funding or legislative priorities and changes in the condition of the local, state or U.S. economy.

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

Weather disruptions due to snowstorms, hurricanes, or tornadoes could result in school closures, resulting in reduced demand for our products during the affected periods.  Additionally, we conduct certain of our businesses and maintain warehouse and office facilities in locations that are at risk of being negatively affected by severe weather events, such as snowstorms, hurricanes, tornadoes, or floods.

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

Any significant delays, disruptions or failures in the systems, or errors in the software, that we use for our technology-enabled products, as well as for internal operations, could harm our business materially.  We have occasionally suffered computer and telecommunication outages or related problems in the past.  The growth of our customer base, as well as the number of websites we provide, could strain our systems in the future and will likely magnify the consequences of any computer and telecommunications problems that we may experience.

Furthermore, destruction or disruption of data center sites could cause a system-wide failure.  Although we maintain property insurance on these premises, claims for any system failure could exceed our coverage.  In addition, our products could be affected by failures associated with third party hosting providers or by failures of third party technology used in our products, and we may have no control over remedying these failures.

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

Examples of regulations that could be applicable to our company include the Children’s Online Privacy Protection Act (COPPA), relating to access to and the use of information received from children in respect to our on-line offerings, the Family Educational Rights and Privacy Act (FERPA), which imposes parental or student consent requirements for specified disclosures of student information to third parties, and California’s Student Online Personal Information Protection Act (SOPIPA), which protects student data from being used in certain non-educational contexts.

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

The inventory and fulfillment operations for our Voyager Sopris Learning segment are outsourced to an Ozburn Hessey Logistics (“OHL”) location in the St. Louis, Missouri area.  In the event that these distribution facilities were damaged, destroyed or experienced technological failure, we would be delayed in responding to customer requests.  Additionally, business disruptions within OHL that are out of our control could delay our ability to deliver printed materials to our customers in a timely manner.  Customers often purchase materials very close to the school year and such delivery delays could cause our customers to turn to competitors for products they need immediately.  While we maintain adequate property insurance, the loss of customers could have a long-term, detrimental impact on our reputation and business.

Customer acceptance of our products could be impacted by changing educational standards.

Customer acceptance of our products may be impacted by changing educational standards, such as the adoption of Common Core or other rigorous state standards.  While we believe these developments provide opportunity for us, if customer acceptance of our products is negatively impacted by changing educational standards, our sales could decline or we may be required to expend more on investments in product development than planned.

Risks Related to Debt and Ownership of our Common Stock

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain future earnings, if any, for future operation, debt reduction and expansion.  Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors, and will depend on, among other things, our results of operations, financial condition, restrictions imposed by applicable law, business and investment strategy, contractual limitations and other factors that our board of directors may deem relevant.  In addition, our ability to pay dividends is limited by covenants of the existing Credit Agreement (described below).  As a result, our stockholders may not receive any return on an investment in our common stock unless they sell our common stock for a price greater than that which they paid for it.  Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.

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

Since the “controlled company” exemption does not extend to the composition of audit committees, we are required to have an audit committee that consists of at least three directors, each of whom must be “independent” based on independence criteria set forth in Rule 10A-3 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Our board of directors has adopted an audit committee charter which will govern our audit committee.  These three directors must also satisfy the requirements set forth in NASDAQ Rule 5605(a)(2) and (c)(2).  The audit committee is currently composed entirely of independent directors.

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

We have a significant amount of debt outstanding and will have the obligation to make scheduled principal and interest payments.

On December 10, 2015, we entered into a $135.0 million Senior Secured Credit Agreement (the “Credit Agreement”) which provides for a $70.0 million term loan A (“Term Loan A”), a $35.0 million term loan B (“Term Loan B”) and a $30.0 million revolving credit facility (the “Revolving Credit Facility”) (together, the “Senior Secured Credit Facility”), secured by a lien on substantially all of our assets.  The Senior Secured Credit Facility matures on December 10, 2020.

As of December 31, 2015, we have outstanding $70.0 million aggregate principal amount under the Term Loan A, $35.0 million under the Term Loan B, and no amount outstanding under the Revolving Credit Facility.  The Term Loan A and Term Loan B require scheduled quarterly principal payments beginning on March 31, 2016, with the balance due at maturity.  We may also be required to make an annual repayment of the Term Loan A and Term Loan B based on an excess cash flow requirement, as defined in the Credit Agreement and beginning in 2017, and may be subject to certain other prepayment requirements.  Further, the Revolving Credit Facility is subject to a clean-down provision requiring the amounts outstanding under the Revolving Credit Facility to total $5.0 million or less for a period of at least 30 consecutive days between October 1 and December 31 of each fiscal year.  Interest payment dates can vary depending on whether we elect London Interbank Offered Rate (“LIBOR”) loans, and the interest period selected for such LIBOR loans, or Base Rate loans, as defined in the Credit Agreement, but in any event will be made in intervals of no less than three months.

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

Our debt agreements contain restrictions that may limit our flexibility in operating our business.

The Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best interest, including restrictions on our and our subsidiaries' ability to:

•	incur or guarantee additional indebtedness;
•	pay cash dividends and make other restricted payments;
•	create or incur certain liens;
•	make certain investments, loans or advances;
•	transfer or sell assets;
•	engage in certain transactions with affiliates;
•	make acquisitions that total more than $30.0 million in the aggregate or $10.0 million individually; or
•	enter into an agreement that represents a change in control.

Additionally, our Credit Agreement requires us to satisfy specified financial covenants, including a maximum total net leverage ratio and a minimum fixed charge coverage ratio, both as defined in the Credit Agreement.  Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants.

A breach of the restrictive covenants or the financial covenants or the occurrence of other events specified in the Credit Agreement could result in an event of default under the Credit Agreement. Such a default, if not cured or waived, may allow the lender to accelerate the repayment of the debt and we may not have sufficient assets to make such repayments. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets as collateral under the Credit Agreement.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Credit Agreement are at variable rates of interest, subject to a 1% LIBOR floor, and expose us to interest rate risk.  On February 26, 2016, we entered into interest rate cap agreements for approximately half of our outstanding Term Loan A and Term Loan B loans, less required amortization, for a three year period.  Under the interest rate cap agreements, we will receive payments for any period that the three-month LIBOR rate exceeds 2.5%.  Under the terms of our Credit Agreement, we are not required to enter into interest rate protection agreements in excess of this amount and time period.  If interest rates increase and we are unable to effectively hedge our interest rate risk, our debt service obligations on the variable rate indebtedness will increase.

Item 1B.       Unresolved Staff Comments.

None.

Item 2.       Properties.

Our principal corporate office is located in Dallas, Texas. We lease office and warehouse facilities in Dallas, Texas; Charlottesville, Virginia; Tucson, Arizona; Longmont, Colorado; Natick, Massachusetts; and Ann Arbor, Michigan. At December 31, 2015, our leased properties consisted of 106,817 square feet.

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

Item 4.       Mine Safety Disclosures.

None.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “ABCD.” Below are the high and low sale prices for each quarter in the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015		2014
Fiscal Quarter	High	Low	High	Low
First	$3.40	$1.65	$2.54	$1.59
Second	$4.45	$2.85	$2.40	$1.90
Third	$5.45	$4.07	$2.25	$1.29
Fourth	$5.97	$4.60	$2.10	$1.40

As of February 29, 2016, there were 566 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends to our stockholders, nor do we expect to pay dividends in the foreseeable future.  Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors, and will depend on, among other things, our results of operations, financial condition, restrictions imposed by applicable law, business and investment strategy, contractual limitations, and other factors that our board of directors may deem relevant.  In addition, our ability to pay cash dividends is limited by covenants of the existing Credit Agreement described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Securities authorized for issuance under equity compensation plans at December 31, 2015 are as follows:

(in thousands, except per share amounts)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity incentive plans (a)
Equity compensation plans approved by security holders	2,882	$1.93	1,710
Equity compensation plans not approved by security holders	—	—	—
Total	2,882	$1.93	1,710
(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options,” and issued restricted stock.

Item 6.       Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2015.

Organization of Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the following sections:

•	Form of Organization and Segments
•	Long-Term Strategy
•	Results of Operations
•	Liquidity and Capital Resources
•	Summary of Cash Flows
•	Commitments and Contractual Obligations
•	Non-GAAP Measures
•	Off-Balance Sheet Arrangements
•	Critical Accounting Policies and Estimates
•	Recently Issued Financial Accounting Standards

Form of Organization and Segments

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

Reclassification of Certain Operating Expenses and General Capital Expenditures

Certain operating expenses, such as rent, personnel, and consulting fees, previously pooled and reported in Other in the 2014 segment information have been reclassified to the applicable reportable segment to which the expense directly supported.

Additionally, General Capital Expenditures, also previously reported in Other in the 2014 segment information, have been reclassified to the applicable reportable segment to which the expenditure related.  These reclassifications were made in order to provide a more complete depiction of the reportable segments as stand-alone operations.  Segment disclosures for the year ended December 31, 2014 were conformed to the 2015 presentation.

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

Long-Term Strategy

We experienced success with our technology-enabled products in 2015 and believe we have created a platform to gain momentum in 2016.  As Learning A-Z, ExploreLearning, and newer products in Voyager Sopris Learning like LANGUAGE! Live and kurzweil 3000+firefly have already shown, we have a tremendous opportunity to continue to transform our business model through continued strong execution of our development, marketing and sales plans.  Therefore, we will continue to deploy cash generated by legacy products to invest in high-return, technology-enabled opportunities and selectively expand our sales and marketing capabilities, maintaining careful oversight of the relationship of our cost base to Bookings and revenue performance, to create a higher-margin, growing business.  Bookings generated by our faster growing technology-enabled solutions may grow to 75% or more of our 2016 total.  Ultimately, we want our success as a provider of solutions that help all students reach their full potential to also drive strong returns for our stakeholders.

The essential tenets of our strategy are:

•

Deliver effective solutions that meet the needs of today’s educators.  Our products include robust, evidence-based solutions that empower educators and raise the achievement levels of all students.  While we regularly receive industry awards for market leadership in innovative educational products and programs, it is our commitment to help all students reach their full potential that drives Cambium Learning Group.  It is our objective to create adaptable and individualized solutions for students throughout the United States and worldwide.

•

Continue to invest in technology-enabled solutions.  Technology-enabled solutions include purely online products like Learning A-Z and ExploreLearning, as well as products like the new intervention programs being developed by Voyager Sopris Learning or the online Kurzweil Education subscription solution k3000+firefly.  Our products and programs are designed to help teachers around the world address the increasingly wide range of individual needs and potential of every student in their classroom.  We are committed to leveraging technology to make a difference for students.

•

Nurture relationships with customers.  We believe in the importance of the teacher’s role as the key to learning and the single most important catalyst for learners in the foreseeable future.  Products and professional services are designed to increase teacher effectiveness by providing information about their students, the resources to propel their students forward, and the professional development to have teachers increase both their own skills and those of their students.

•

Forge strong partnerships with our customers.  We are committed to stellar customer service and expert implementation and training services.  As part of this commitment, we place high importance on cybersecurity, and provide vigilance and protection over privacy and data security for the students who use our products.

We may also enhance our organic growth through opportunistic acquisitions that leverage the strength of our existing brands or that include technology solutions with adaptive features.

Results of Operations

Bookings is an internal non-GAAP metric that measures the total dollar value of customer orders in a period, regardless of the timing of the related revenue recognition.  We consider Bookings a leading indicator of revenues.  During 2015, consolidated Bookings increased 5.6% to $159.1 million, compared to $150.6 million in 2014.  Bookings by segment for the year ended December 31, 2015 and the percentage change from 2014 by segment were as follows:

•

Learning A-Z: $65.2 million, increased 25.1%, with continued strong growth in its student-centric solutions, including Raz-Kids.com, Headsprout, Writing A-Z and ReadyTest A-Z.  The growth in these solutions demonstrates strong demand for products that put technology directly into students’ hands.

•

Voyager Sopris Learning: $72.9 million, decreased 7.4%, with Bookings growth from newer technology-enabled subscription solutions such as LANGUAGE! Live and Kurzweil’s k3000+firefly offset by the expected decline of older legacy products.  Voyager Sopris Learning also experienced success with the expanded Step Up to Writing program released in 2015, as school districts require quality programs to meet rigorous writing assessments.

•	ExploreLearning: $21.0 million, increased 5.9%, based on continued strong performance of its technology-enabled products, Gizmos and Reflex.

We continue to execute our strategy to shift resources to subscription and technology-enabled products.  For the year ended December 31, 2015, Bookings for technology-enabled products grew 19% versus the prior year.  In addition to strong growth, technology-enabled products made up a larger portion of our Bookings, comprising 67% of Bookings in 2015 versus 60% of Bookings in 2014.  For purposes of this metric, technology-enabled products are defined as those products that are sold primarily as a technology-based solution or that could be used solely using a digital platform.  For the Voyager Sopris Learning segment, several products classified as technology-enabled include supplemental print materials.

GAAP net revenues increased in 2015 by 2.2% to $144.9 million, compared to $141.7 million in 2014.  Net revenues by segment were as follows:

•	Learning A-Z: $55.2 million, increased 24.3%, consistent with its ongoing strong Bookings trend
•	Voyager Sopris Learning: $69.6 million, decreased 12.2%, consistent with its Bookings decline and the slower revenue recognition timing associated with its transition to technology-enabled products
•

ExploreLearning: $20.2 million, increased 11.2%, higher than its Bookings increase in 2015 due to the recognition of prior period Bookings, which are recognized pro-rata over the applicable subscription periods

The following strategic initiatives have also impacted results of operations and cash flows:

•

To facilitate expected growth of our technology-enabled products, we made investments in 2015 and 2014 in our product development and sales and marketing, which increased certain costs as a percentage of net revenues, especially in Learning A-Z, for the full year 2015.

•	The increasing contribution from higher-margin technology-enabled products positively impacted our earnings.
•	Efforts in 2014 to right-size the Voyager Sopris Learning cost structure had a positive impact on earnings.
•

Capital expenditures have increased as we continue to invest in the development of technology-enabled products that prepare students to achieve and thrive in increasingly rigorous testing environments.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Over Year Change Favorable/(Unfavorable)
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$	%
Net revenues:
Product revenues
Learning A-Z	$55,167	38.1%	$44,385	31.3%	$10,782	24.3%
Voyager Sopris Learning	62,846	43.4%	70,819	50.0%	(7,973)	(11.3)%
ExploreLearning	20,162	13.9%	18,138	12.8%	2,024	11.2%
Service revenues
Voyager Sopris Learning	6,745	4.7%	8,405	5.9%	(1,660)	(19.8)%
Total net revenues	144,920	100.0%	141,747	100.0%	3,173	2.2%
Cost of revenues:
Cost of product revenues
Learning A-Z	1,950	1.3%	1,586	1.1%	(364)	(23.0)%
Voyager Sopris Learning	22,161	15.3%	27,631	19.5%	5,470	19.8%
ExploreLearning	3,068	2.1%	2,867	2.0%	(201)	(7.0)%
Cost of service revenues
Voyager Sopris Learning	4,151	2.9%	5,790	4.1%	1,639	28.3%
Amortization expense	17,370	12.0%	18,270	12.9%	900	4.9%
Total cost of revenues	48,700	33.6%	56,144	39.6%	7,444	13.3%
Research and development expense	10,924	7.5%	11,091	7.8%	167	1.5%
Sales and marketing expense	44,088	30.4%	41,431	29.2%	(2,657)	(6.4)%
General and administrative expense	20,098	13.9%	19,357	13.7%	(741)	(3.8)%
Shipping and handling costs	1,056	0.7%	1,469	1.0%	413	28.1%
Depreciation and amortization expense	3,868	2.7%	4,209	3.0%	341	8.1%
Income before interest, other income (expense) and income taxes	16,186	11.2%	8,046	5.7%	8,140	101.2%
Net interest expense	(13,981)	(9.6)%	(17,659)	(12.5)%	3,678	20.8%
Loss on extinguishment of debt	(4,016)	(2.8)%	(922)	(0.7)%	(3,094)	335.6%
Other income, net	679	0.5%	1,180	0.8%	(501)	(42.5)%
Income tax expense	(193)	(0.1)%	(600)	(0.4)%	407	67.8%
Net loss	$(1,325)	(0.9)%	$(9,955)	(7.0)%	$8,630	86.7%

Net revenues

Net revenues for the year ended December 31, 2015 increased $3.2 million, or 2.2%, to $144.9 million from $141.7 million in the same period of 2014.  Bookings increased 5.6% compared to 2014.  Increased net revenues in Learning A-Z and ExploreLearning were partially offset by lower net revenues in Voyager Sopris Learning.  Net revenues by segment were as follows:

•

Learning A-Z’s net revenues increased $10.8 million, or 24.3%, to $55.2 million in the year ended December 31, 2015 compared to the same period of 2014.  The year-over-year growth in net revenues is the result of Learning A-Z’s ongoing strong Bookings trend.

•

Voyager Sopris Learning’s net revenues decreased $9.6 million, or 12.2%, to $69.6 million in the year ended December 31, 2015 compared to the same period of 2014.  The year-over-year change was impacted by lower Bookings, with declines in legacy print-based products and school improvement services outpacing gains from newer technology-enabled solutions.  The decline was larger than the Bookings decline of 7.4%, due to the transition to technology-enabled products for which revenues are recognized more slowly than print products.  Service revenues are related to school improvement services and the delivery of LETRS and NUMBERS professional development training.

•

ExploreLearning’s net revenues increased $2.0 million, or 11.2%, to $20.2 million in the year ended December 31, 2015 compared to the same period of 2014.  Revenue growth outpaced Bookings growth during the year as a result of the recognition of prior period Bookings, which are recognized pro-rata over the applicable subscription period.

Cost of revenues

Cost of revenues include expenses to print, purchase, handle and warehouse product, as well as order processing and royalty costs, and to provide services and support to our customers. Total cost of revenues, excluding amortization, decreased $6.5 million, or 17.3%, to $31.3 million in the year ended December 31, 2015 compared to the same period of 2014. Cost of revenues benefited year-

over-year from the increasing contribution from higher-margin technology-enabled solutions and right-sizing cost structure efforts completed in 2014.  Cost of revenues by segment were as follows:

•

Learning A-Z’s cost of revenues increased $0.4 million, or 23.0%, to $2.0 million in the year ended December 31, 2015 compared to the same period of 2014.  The increase in cost of revenues was due to increased costs related to supporting the expanding subscriber base as well as new customer implementations as a result of the continued trend of strong Bookings growth.

•

Voyager Sopris Learning’s cost of revenues decreased $7.1 million, or 21.3%, to $26.3 million in the year ended December 31, 2015 compared to the same period of 2014.  This year-over-year decline was driven by lower Bookings, as well as a decrease in school improvement services.  Cost of service revenues are related to school improvement services and the delivery of LETRS and NUMBERS professional development training.

•

ExploreLearning’s cost of revenues increased $0.2 million, or 7.0%, to $3.1 million in the year ended December 31, 2015 compared to the same period of 2014.  The increase in cost of revenues is primarily due to increased costs related to implementation and training due to the segment’s increased level of customer support.

Amortization expense

Amortization expense included in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and ongoing pre-publication and technology product development. Amortization decreased $0.9 million to $17.4 million in 2015 compared to $18.3 million for same period of 2014.  The change was due to a decrease in amortization of acquired publishing rights and curriculum of $1.7 million which was partially offset by increased amortization of developed pre-publication and technology product development of $0.8 million.

Research and development expense

Research and development expense includes costs to research, evaluate, and develop educational products, net of capitalization. Research and development expense decreased $0.2 million, or 1.5%, to $10.9 million for the year ended December 31, 2015 compared to the same period of 2014. Research and development activities have been largely focused on product development during 2015 and a significant portion of the costs for product development are recorded as capital expenditures rather than research and development expense.

Sales and marketing expense

Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts.  Sales and marketing expense for the year ended December 31, 2015 increased $2.7 million to $44.1 million, or 6.4%, compared to $41.4 million for the same period in 2014.  This increase is due to planned increases in Learning A-Z to support aggressive growth, partially offset by decreases in Voyager Sopris Learning as a result of cost right-sizing efforts in 2014 and declining revenues.

General and administrative expense

General and administrative expense increased $0.7 million, or 3.8%, to $20.1 million for the year ended December 31, 2015 compared to the same period of 2014. General and administrative expense for the year ended December 31, 2014 included a gain on the sale of the IntelliTools product line of $0.3 million.  In addition to the impact of this prior year item, the year over year increase includes expenditures to support Learning A-Z growth.

Shipping and handling costs

Shipping costs decreased $0.4 million, or 28.1%, to $1.1 million for the year ended December 31, 2015 compared to the same period of 2014. This decline was primarily attributable to the reduction in Bookings, especially legacy print-based Bookings, within Voyager Sopris Learning as discussed above.

Depreciation and amortization expense

Depreciation and amortization expense decreased $0.3 million, or 8.1%, to $3.9 million for the year ended December 31, 2015 compared to the same period of 2014.

Net interest expense

Net interest expense decreased $3.7 million, or 20.8%, to $14.0 million for the year ended December 31, 2015 compared to the same period of 2014. The decrease in net interest expense is primarily due to the repurchase of $35.0 million aggregate principal amount of debt during 2014.  The new Senior Secured Credit Facility and redemption of outstanding senior secured notes due 2017 (the “Notes”) is expected to reduce interest expense, but because we entered into the Senior Secured Credit Facility in December 2015, this development had less impact on interest expense during 2015.

Loss on extinguishment of debt

During the year ended December 31, 2015, we extinguished the remaining $140.0 million aggregate principal amount of our Notes.  This extinguishment resulted in a loss of $4.0 million, including interest paid covering the period from December 10, 2015 through the redemption date of approximately $2.5 million, the write-off of unamortized deferred financing costs and debt discount of approximately $1.5 million, and related other costs of $50 thousand.

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

See Note 11 — Long-Term Debt to the Consolidated Financial Statements for further information.

Other income, net

Other income, net decreased $0.5 million to $0.7 million in the year ended December 31, 2015 compared to the same period of 2014. The decrease was primarily due to a one-time settlement received by the Company associated with an internet domain name in the third quarter of 2014 and the termination of a sublease agreement in October 2015.

Income tax expense

We recorded income tax expense of $0.2 million in 2015 and $0.6 million in 2014.  We continue to maintain a valuation allowance against our deferred tax assets, which eliminated any deferred tax benefit generated.  The year over year decrease is attributable to lower state income taxes in 2015.

Liquidity and Capital Resources

Our primary sources of liquidity are cash balances, cash flow from operations and the Revolving Credit Facility that we entered into in December 2015, as described below.   Sales seasonality attributable to the buying cycle of school districts, which generally starts at the beginning of each new school year in the fall, affects our operating cash flow.  As a result of this inherent seasonality, we normally incur a net cash deficit from all of our activities in the first and second quarters of the year and we normally generate cash in the third and fourth quarters of the year.  We expect borrowings under the Revolving Credit Facility to vary according to this seasonality. Our cash balances at December 31, 2015 were $8.6 million.

We believe that based on current and anticipated levels of operating performance and cash flow from operations, combined with our existing cash balances and availability under the Revolving Credit Facility, we will be able to make required principal and interest payments on our debt and fund our working capital, operational and capital expenditure requirements for the next 12 months.

Capital spending in 2016 is expected to increase relative to 2015 as we continue to invest in new product development and product enhancements in each segment.  Capital expenditures for 2016 are expected to range between $21.0 million and $22.0 million.  By segment for product development, we expect to spend at least $8.0 million for Learning A-Z, $7.5 million for Voyager Sopris Learning, and $2.5 million for ExploreLearning.  General capital expenditures represent expenditures that benefit the entire Company such as back-office systems, servers and computer equipment, or office furniture.  General capital expenditures are expected to be approximately $3.0 million in 2016.

Long-term debt

Senior Secured Credit Facility

On December 10, 2015, we entered into a $135.0 million Senior Secured Credit Agreement (the “Credit Agreement”) which provides for a $70.0 million term loan A (“Term Loan A”), a $35 million term loan B (“Term Loan B”) and a $30.0 million revolving credit facility (the “Revolving Credit Facility”)(together, the “Senior Secured Credit Facility”), secured by a lien on substantially all of our assets.  The Senior Secured Credit Facility matures on December 10, 2020.

Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or LIBOR (subject to a 1.0% floor), at our option, plus an applicable margin.   The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans.  The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation; however, the highest level of margin is applicable until the Company completes its second quarter 2016 leverage calculation.  The applicable margin for the Term Loan B is 4.25% for Base Rate loans and 5.25% for LIBOR loans.  From the inception of the Senior Secured Credit Facility to the end of the fourth quarter 2015, an interest rate of 5.5% applied to the Term Loan A and Revolving Credit Facility and an interest rate of 6.25% applied to the Term Loan B.  Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%.  Interest is payable quarterly in arrears, or earlier for loans with shorter interest periods.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence indebtedness, restrictions on investments and dispositions, and limitations on fundamental changes. A maximum consolidated net leverage ratio and minimum fixed charge coverage ratio are effective beginning in the first quarter of 2016.  Upon an event of default, and after any applicable cure period, the Administrative Agent could elect to accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants.  At December 31, 2015, the Company was in compliance with all covenants related to the Senior Secured Credit Facility.

The principal balances of the Senior Secured Credit Facility were issued at a discount, representing fees paid to lenders, of $1.9 million, which will be amortized over the life of the debt using the effective interest rate method.  Unamortized discount at December 31, 2015 was $1.9 million.

Using the proceeds from the Senior Secured Credit Facility, we redeemed in full our 9.75% senior secured notes due 2017 and on December 10, 2015, we irrevocably deposited with Wells Fargo Bank, National Association, as trustee (the “Trustee”) under the Senior Secured Notes Indenture (the “Indenture”) an amount sufficient to pay and discharge all obligations under the Notes and the indenture.  We deposited with the Trustee an amount totaling $146,825,000, consisting of $140,000,000 principal amount and $6,825,000 accrued and unpaid interest through but not including the redemption date.  As a result, the Indenture was satisfied and discharged in full and ceased to be of further effect as of December 10, 2015.  The redemption was effective February 15, 2016.

The Term Loan A and Term Loan B require scheduled quarterly principal payments beginning on March 31, 2016, with the balance due at maturity.  We are subject to certain prepayment requirements, including an Excess Cash Flow Payment, as defined in the Credit Agreement, with the first payment due, if applicable, in September 2017.  The scheduled annual minimum principal payments, excluding any potential Excess Cash Flow Payments, are as follows:

(in thousands)	Future Payments
2016	$3,850
2017	7,350
2018	7,350
2019	9,100
2020	77,350
$105,000

Summary of Cash Flows

Cash provided by (used in) our operating, investing and financing activities is summarized below:

	Year Ended December 31,
(in thousands)	2015	2014
Operating activities	$36,773	$23,643
Investing activities	(20,337)	(20,669)
Financing activities	(42,178)	(36,580)

Operating activities. Cash provided by operating activities was $36.8 million and $23.6 million for the years ended December 31, 2015 and 2014, respectively.  Cash flows from operating activities were impacted favorably during 2015 by improved earnings compared to 2014.  Additional factors include:

•	The movement in 2014 of $2.1 million of cash to certificates of deposit to collateralize certain letters of credit, which were previously collateralized by the ABL Facility prior to its termination;
•	The reduction of $1.8 million of certificates of deposit in 2015;
•	Higher cash interest payments of $0.8 million in 2015 versus the prior year, due primarily to the extinguishment of our 9.75% senior secured notes due 2017 in December 2015; and
•	Incentive compensation payments paid in early 2015 for the 2014 plan year were approximately $1.3 million lower than amounts paid in early 2014 for the 2013 plan year.

Investing activities. Cash used in investing activities was $20.3 million and $20.7 million for the years ended December 31, 2015 and 2014, respectively.  Capital expenditures were $2.1 million higher in the year ended December 31, 2015 compared to the same period of 2014 as we continue to make strategic investments in our product offerings.  Cash outflows in the year ended December 31, 2015 include the final Headsprout acquisition payment of $0.4 million.  Cash outflows in 2014 include a Headsprout acquisition payment of $3.6 million, offset by proceeds from the IntelliTools product line sale of $0.8 million.

Financing activities. Cash used in financing activities was $42.2 million and $36.6 million for the years ended December 31, 2015 and 2014, respectively.  The year ended December 31, 2015 includes the overall reduction in the principal amount of debt of $35.0 million after the extinguishment of our 9.75% senior secured notes due 2017 and the closing of the Senior Secured Credit

Facility.  Proceeds from the new Senior Secured Credit Facility were offset by a discount, in the form of fees paid to lenders, of $1.9 million, and in connection with the new financing we incurred $2.3 million in debt issuance costs. Payments related to extinguishment of the 9.75% senior secured notes due 2017 totaled $2.5 million, primarily interest paid covering the period from the extinguishment date to the redemption date.  Cash inflows in 2015 include $0.4 million of proceeds from the exercise of stock options.  Borrowing and repayments under the new Revolving Credit Facility netted to zero during 2015. Financing cash outflows for the year ended December 31, 2014 include the repurchase of $35.0 million of our 9.75% senior secured notes due 2017, as well as cash payments of $0.6 million in conjunction with share repurchases.

Commitments and Contractual Obligations

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our Consolidated Financial Statements but are required to be disclosed.

We have letters of credit outstanding at December 31, 2015 in the amount of $0.9 million to support the credit collections and workers’ compensation activity. We maintain certificates of deposit of $0.9 million to serve as collateral for these letters of credit.  Additionally, we maintain a $0.9 million money market fund investment as collateral for our travel card program.  The certificates of deposit and money market fund investment are recorded in Other Assets in the Consolidated Balance Sheets.

At December 31, 2015, we have $11.0 million in obligations with respect to our pension plan. For further information, see Note 12 — Profit-Sharing, Pension, and Other Postretirement Benefit Plans to our Consolidated Financial Statements.

As of December 31, 2015, we have approximately $0.9 million of long-term income tax liabilities that have a high degree of uncertainty regarding the timing of the future cash outflows. We are unable to reasonably estimate the years when settlement will occur with the respective taxing authorities.

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
•

Adjusted EBITDA is EBITDA excluding non-operational and non-cash items.  Examples of items excluded from Adjusted EBITDA include stock-based compensation, merger, acquisition and disposition activities, loss on extinguishment of debt, and certain impairment charges.

•	Cash Income reduces Adjusted EBITDA for capital expenditures and removes the timing differences for recognition of deferred revenues and related deferred costs.

Bookings, EBITDA, Adjusted EBITDA and Cash Income are not prepared in accordance with GAAP and may be different from similarly named, non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We believe that these non-GAAP measures provide useful information to investors because they reflect the underlying performance of the ongoing operations of the Company and provide investors with a view of the Company’s operations from management’s perspective. Net loss reported on a GAAP basis includes material non-operational and non-cash items while Adjusted EBITDA and Cash Income remove significant purchase accounting, non-operational or certain non-cash items from earnings.  We generally use these non-GAAP measures as measures of operating performance and not as measures of liquidity. Our presentation of Bookings, EBITDA, Adjusted EBITDA and Cash Income should not be construed as an indication that our future results will be unaffected by unusual, non-operational or non-cash items.

Below are reconciliations of Bookings to Net Revenues and of Net Loss to Cash Income for the years ended December 31, 2015 and 2014.

Reconciliation of Bookings to Net Revenues

	Year Ended December 31,
(in thousands)	2015	2014
Bookings	$159,082	$150,648
Change in deferred revenues	(14,391)	(9,876)
Other (a)	229	975
Net revenues	$144,920	$141,747

Reconciliation of Net Loss to Cash Income

	Year Ended December 31,
(in thousands)	2015	2014
Net loss	$(1,325)	$(9,955)
Reconciling items between net loss and EBITDA:
Depreciation and amortization expense	21,238	22,479
Net interest expense	13,981	17,659
Income tax expense	193	600
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	34,087	30,783
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	(679)	(1,180)
Loss on extinguishment of debt	4,016	922
Gain on capital lease disposal	(357)	—
Merger, acquisition and disposition activities (b)	760	1,116
Stock-based compensation and expense (c)	687	511
Adjusted EBITDA	38,514	32,152
Change in deferred revenues	14,391	9,876
Change in deferred costs	(3,257)	(1,004)
Capital expenditures	(19,937)	(17,875)
Cash income	$29,711	$23,149

Reconciliation of Bookings to Net Revenues by Segment

	Year Ended December 31, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$65,167	$72,933	$20,982	$159,082
Change in deferred revenues	(10,079)	(3,488)	(824)	(14,391)
Other (a)	79	146	4	229
Net revenues	$55,167	$69,591	$20,162	$144,920

Reconciliation of Net Income (Loss) to Cash Income by Segment

	Year Ended December 31, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net income (loss)	$28,432	$15,895	$7,102	$(52,754)	$(1,325)
Reconciling items between net loss and EBITDA:
Depreciation and amortization expense	—	—	—	21,238	21,238
Net interest expense	—	—	—	13,981	13,981
Income tax expense	—	—	—	193	193
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	28,432	15,895	7,102	(17,342)	34,087
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	—	—	—	(679)	(679)
Loss on extinguishment of debt	—	—	—	4,016	4,016
Gain on capital lease disposal	—	—	—	(357)	(357)
Merger, acquisition and disposition activities (b)	—	—	—	760	760
Stock-based compensation and expense (c)	174	232	85	196	687
Adjusted EBITDA	28,606	16,127	7,187	(13,406)	38,514
Change in deferred revenues	10,079	3,488	824	—	14,391
Change in deferred costs	(1,789)	(1,409)	(59)	—	(3,257)
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	36,896	18,206	7,952	(13,406)	49,648
Capital expenditures − pre-publication costs	(4,804)	(2,802)	(675)	—	(8,281)
Capital expenditures − software development costs	(2,095)	(5,225)	(1,659)	—	(8,979)
Capital expenditures − general expenditures	(1,171)	(785)	(258)	(463)	(2,677)
Cash income	$28,826	$9,394	$5,360	$(13,869)	$29,711

Reconciliation of Bookings to Net Revenues by Segment

	Year Ended December 31, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$52,085	$78,753	$19,810	$150,648
Change in deferred revenues	(7,715)	(563)	(1,598)	(9,876)
Other (a)	15	1,034	(74)	975
Net revenues	$44,385	$79,224	$18,138	$141,747

Reconciliation of Net Income (Loss) to Cash Income by Segment

	Year Ended December 31, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net income (loss)	$23,597	$15,656	$5,058	$(54,266)	$(9,955)
Reconciling items between net loss and EBITDA:
Depreciation and amortization expense	—	—	—	22,479	22,479
Net interest expense	—	—	—	17,659	17,659
Income tax expense	—	—	—	600	600
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	23,597	15,656	5,058	(13,528)	30,783
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	—	—	—	(1,180)	(1,180)
Loss on extinguishment of debt	—	—	—	922	922
Merger, acquisition and disposition activities (b)	—	—	—	1,116	1,116
Stock-based compensation and expense (c)	141	148	63	159	511
Adjusted EBITDA	23,738	15,804	5,121	(12,511)	32,152
Change in deferred revenues	7,715	563	1,598	—	9,876
Change in deferred costs	(904)	(161)	61	—	(1,004)
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	30,549	16,206	6,780	(12,511)	41,024
Capital expenditures − pre-publication costs	(4,241)	(3,142)	(535)	—	(7,918)
Capital expenditures − software development costs	(1,385)	(4,802)	(1,067)	(31)	(7,285)
Capital expenditures − general expenditures	(1,205)	(305)	(315)	(847)	(2,672)
Cash income	$23,718	$7,957	$4,863	$(13,389)	$23,149

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Revenue Recognition

Voyager Sopris Learning Segment

Revenues for our Voyager Sopris Learning brand are derived from sales of literacy and math educational solutions and services to school districts.  Sales include printed materials, interactive web-based programs and online educational content, training and implementation services, school improvement services, and professional development.  Revenue from the sale of printed materials is recognized when the product is shipped to or received by the customer, depending on the shipping terms of the arrangement.  Revenue for interactive web-based programs and online educational content, which may be sold separately or included with printed curriculum materials, and school improvement services are recognized ratably over the subscription or contractual period, typically a school year.  Professional services such as training, implementation, and professional development are recognized as delivered or over the period a subscription product is delivered.

Printed materials, materials and programs accessed online, and ongoing support and services often qualify as separate units of accounting and the division of revenue among these units is determined in accordance with the accounting guidance for revenue arrangements with multiple deliverables.  Under this guidance, we are required to allocate revenue among the deliverables in an arrangement using the relative selling price method.  The guidance requires use of a selling price hierarchy for determining the selling price of each deliverable, which includes (1) vendor-specific objective evidence (“VSOE”), if available, (2) third party evidence (“TPE”), if VSOE is not available, and (3) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available.  The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis.

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

The Kurzweil Education brand derives revenue from either an online subscription or from the delivery of software.  Subscription revenues are recognized ratably over the period the online access is available to the customer.  Perpetual software sales are recognized when shipped or provided to customers.  Maintenance and support services for our perpetual software can include telephone support, bug fixes, and, for certain products, rights to upgrades and enhancements on a when-and-if available basis.  Professional services such as training, implementation, and professional development are recognized as delivered or over the period services or the subscription is delivered.  In certain instances, telephone support and software repairs are provided for free within the first three months of licensing the software.  The cost of providing this service is insignificant, and is accrued at the time of revenue recognition.

Learning A-Z and ExploreLearning Segments

The Learning A-Z and ExploreLearning segments derive revenue exclusively from sales of online subscriptions to their literacy, math and science websites and related training and professional development.  Typically, the subscriptions are for a twelve month period (although they can be for longer periods) and the revenue is recognized ratably over the period the online access is available to the customer.  Any training or professional development related to an online subscription is recognized over the same period of online access.

For all reportable segments, we may enter into agreements to license or sell certain publishing rights and content.  The Company recognizes the revenue from these agreements when the license amount is fixed and determinable, collection is reasonably assured, and when either the license period, if applicable, has commenced or transfer of content, if applicable, has occurred.

Impairment of Goodwill

We review the carrying value of goodwill for impairment at least annually and if a triggering event is determined to have occurred in an interim period. Our annual analysis is performed as of October 1st.

GAAP provides entities with the option of performing a qualitative assessment to determine if it is more-likely-than-not that goodwill might be impaired or a quantitative two-step goodwill impairment test. For the two-step quantitative impairment test, the fair value of each reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of that unit, goodwill is not impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value of that unit, then a second step must be performed to determine the implied fair value of the reporting entity’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

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

The following table details the goodwill balances at December 31, 2015 by segment:

(in thousands)	December 31, 2015
Learning A-Z	$13,215
Voyager Sopris Learning	27,680
ExploreLearning	6,947
Goodwill	$47,842

We performed the 2015 annual goodwill impairment analysis using four reporting units:  Learning A-Z; ExploreLearning; and Voyager Sopris Learning and Kurzweil Education, which are both included in the Voyager Sopris Learning segment.

During 2015, we elected to perform the optional qualitative assessment for each reporting unit.  The qualitative assessment did not result in a conclusion that it was more likely than not that the fair value of these reporting units was less than their respective carrying amounts, therefore it was unnecessary to perform the quantitative two-step goodwill impairment test for the any of our reporting units.

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

No impairment was indicated as a result of our 2015 or 2014 annual impairment analysis.

Historically, when performing the two-step quantitative impairment test, we first determine the fair market value of each reporting unit to be tested using a weighted income and market approach. The income approach was dependent on multiple assumptions and estimates, including future cash flow projections with a terminal value multiple and the discount rate used to determine the expected present value of the estimated future cash flows. Future cash flow projections were based on management’s best estimates of economic and market conditions over the projected period, including industry fundamentals such as the state of educational funding, revenue growth rates, future costs and operating margins, working capital needs, capital and other expenditures, and tax rates. The discount rate applied to the future cash flows was a weighted-average cost of capital and took into consideration market and industry conditions, returns for comparable companies, the rate of return an outside investor would expect to earn, and other relevant factors. The fair values of each reporting unit also took into consideration a market approach, based on historical and projected multiples of certain guideline companies. If the carrying value of the reporting unit exceeds the fair value of that unit for the first step of the impairment test, then a second step was performed to determine the implied fair value of the reporting entity’s goodwill. The second step of the impairment test requires the allocation of the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

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

Inventory

Inventory is stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or market, and consists of finished goods. We reduce slow-moving or obsolete inventory to net realizable value. Inventory values are maintained at an amount that management considers appropriate based on factors such as the inventory aging, historical usage of the product, future sales forecasts, and product development plans. These factors involve management’s judgment and changes in estimates could result in increases or decreases to the inventory values.  The impact of a one percentage point change in the amount of inventory considered to be excess or obsolete would have resulted in an increase or decrease in cost of revenues of approximately $0.1 million for the year ended December 31, 2015. Inventory values are reviewed on a periodic basis.

Income Taxes

Provision is made for the expense, or benefit, associated with taxes based on income.  The provision for income taxes is based on laws currently enacted in every jurisdiction in which we do business and considers laws mitigating the taxation of the same income by more than one jurisdiction.  Significant judgment is required in determining income tax expense, current tax receivables and payables, deferred tax assets and liabilities, and the need of any valuation allowance recorded against the net deferred tax assets.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback years, loss carryforward limitations, and tax planning strategies in assessing the extent to which deferred tax assets may be realized in future periods.  If, after consideration of these factors, management believes it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established.  The amount of the deferred tax asset considered realizable may be reduced if estimates of future taxable income during the carryforward period are reduced.

We recognize liabilities for uncertain tax positions based on a two-step process.  The first step is to evaluate the tax position for recognition by determining if available evidence indicates that it is more likely than not that the position will be sustained on audit.  The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  We reevaluate our uncertain tax positions on a periodic basis, based on factors such as changes in facts and circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  We accrue interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

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

Item 8.       Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cambium Learning Group, Inc.

We have audited the accompanying consolidated balance sheets of Cambium Learning Group, Inc. and subsidiaries (the “Company”), as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 2, 2016

Cambium Learning Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014
Net revenues:
Product revenues	$138,175	$133,342
Service revenues	6,745	8,405
Total net revenues	144,920	141,747
Cost of revenues:
Cost of product revenues	27,179	32,084
Cost of service revenues	4,151	5,790
Amortization expense	17,370	18,270
Total cost of revenues	48,700	56,144
Research and development expense	10,924	11,091
Sales and marketing expense	44,088	41,431
General and administrative expense	20,098	19,357
Shipping and handling costs	1,056	1,469
Depreciation and amortization expense	3,868	4,209
Total costs and expenses	128,734	133,701
Income before interest, other income (expense) and income taxes	16,186	8,046
Net interest income (expense):
Interest income	13	4
Interest expense	(13,994)	(17,663)
Net interest expense	(13,981)	(17,659)
Loss on extinguishment of debt	(4,016)	(922)
Other income, net	679	1,180
Loss before income taxes	(1,132)	(9,355)
Income tax expense	(193)	(600)
Net loss	$(1,325)	$(9,955)
Other comprehensive income (loss):
Net pension gain (loss)	$925	$(1,930)
Amortization of net pension loss	223	86
Comprehensive loss	$(177)	$(11,799)
Net loss per common share:
Basic net loss per common share	$(0.03)	$(0.22)
Diluted net loss per common share	$(0.03)	$(0.22)
Average number of common shares and equivalents outstanding:
Basic	45,550	45,636
Diluted	45,550	45,636

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$8,645	$34,387
Accounts receivable, net	14,640	14,304
Inventory	4,694	5,337
Restricted assets, current	1,265	1,345
Other current assets	9,981	8,168
Total current assets	39,225	63,541
Property, equipment and software at cost	55,824	51,298
Accumulated depreciation and amortization	(33,284)	(30,442)
Property, equipment and software, net	22,540	20,856
Goodwill	47,842	47,842
Acquired curriculum and technology intangibles, net	2,731	5,209
Acquired publishing rights, net	1,459	2,762
Other intangible assets, net	3,231	4,499
Pre-publication costs, net	16,441	15,070
Restricted assets, less current portion	3,099	4,152
Other assets	4,817	5,286
Total assets	$141,385	$169,217

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,993	$1,612
Accrued expenses	14,224	17,432
Capital lease obligations, current	—	1,076
Current portion of long-term debt	3,850	—
Deferred revenue, current	74,107	61,788
Total current liabilities	94,174	81,908
Long-term liabilities:
Long-term debt	97,872	137,374
Capital lease obligations, less current portion	—	943
Deferred revenue, less current portion	11,481	9,409
Other liabilities	12,027	14,638
Total long-term liabilities	121,380	162,364
Commitments and contingencies (See Note 16)
Stockholders' equity (deficit):
Preferred Stock ($0.001 par value, 15,000 shares authorized, zero shares issued and outstanding at December 31, 2015 and 2014)	—	—
Common stock ($0.001 par value, 150,000 shares authorized, 52,268 and 52,006 shares issued, and 45,736 and 45,474 shares outstanding at December 31, 2015 and 2014, respectively)	52	52
Capital surplus	285,306	284,243
Accumulated deficit	(343,975)	(342,650)
Treasury stock at cost (6,532 shares at December 31, 2015 and 2014)	(12,784)	(12,784)
Accumulated other comprehensive loss:
Pension and postretirement plans	(2,768)	(3,916)
Accumulated other comprehensive loss	(2,768)	(3,916)
Total stockholders' equity (deficit)	(74,169)	(75,055)
Total liabilities and stockholders' equity (deficit)	$141,385	$169,217

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014
Operating activities:
Net loss	$(1,325)	$(9,955)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	21,238	22,479
Loss on extinguishment of debt	4,016	922
Amortization of note discount and deferred financing costs	1,226	1,509
Gain on sale of IntelliTools product line	—	(289)
Non-cash (gain) loss on disposal of assets	(524)	93
Stock-based compensation and expense	687	511
Deferred income taxes	(13)	(21)
Changes in operating assets and liabilities:
Accounts receivable, net	(336)	1,463
Inventory	643	3,626
Other current assets	(2,391)	(1,285)
Other assets	1,359	(1,538)
Restricted assets	1,133	1,338
Accounts payable	381	311
Accrued expenses	(2,808)	(4,648)
Deferred revenue	14,391	9,876
Other long-term liabilities	(904)	(749)
Net cash provided by operating activities	36,773	23,643
Investing activities:
Cash paid for acquisition	(400)	(3,600)
Proceeds from sale of IntelliTools product line	—	806
Expenditures for property, equipment, software and pre-publication costs	(19,937)	(17,875)
Net cash used in investing activities	(20,337)	(20,669)
Financing activities:
Proceeds from issuance of long-term debt	103,114	—
Repayment of debt	(140,000)	(35,008)
Debt issuance costs	(2,346)	—
Payments related to extinguishment of debt	(2,520)	—
Principal payments under capital lease obligations	(802)	(995)
Proceeds from exercise of stock options	376	53
Borrowings under revolving credit facility	175	—
Payment of revolving credit facility	(175)	—
Share repurchases	—	(630)
Net cash used in financing activities	(42,178)	(36,580)
Change in cash and cash equivalents	(25,742)	(33,606)
Cash and cash equivalents, beginning of period	34,387	67,993
Cash and cash equivalents, end of period	$8,645	$34,387

Supplemental disclosure of cash flow information:
Net income taxes paid	$552	$173
Interest paid	$18,334	$17,505

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid in Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balance at December 31, 2013	51,208	$51	$283,673	(6,166)	$(12,147)	$(2,072)	$(332,695)	$(63,190)
Issuance of restricted stock	2	—	2	—	—	—	—	2
Stock-based compensation and expense	—	—	509	—	—	—	—	509
Exercise of stock options and warrants	796	1	59	(5)	(7)	—	—	53
Stock repurchases	—	—	—	(361)	(630)	—	—	(630)
Net loss	—	—	—	—	—	—	(9,955)	(9,955)
Pension plan	—	—	—	—	—	(1,844)	—	(1,844)
Balance at December 31, 2014	52,006	52	284,243	(6,532)	(12,784)	(3,916)	(342,650)	(75,055)
Stock-based compensation and expense	—	—	687	—	—	—	—	687
Exercise of stock options	262	—	376	—	—	—	—	376
Net loss	—	—	—	—	—	—	(1,325)	(1,325)
Pension plan	—	—	—	—	—	1,148	—	1,148
Balance at December 31, 2015	52,268	$52	$285,306	(6,532)	$(12,784)	$(2,768)	$(343,975)	$(74,169)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1 — Basis of Presentation

Cambium Learning Group, Inc.

Cambium Learning® Group, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in June 2009.  On December 8, 2009, the Company completed the mergers of Voyager Learning Company (“VLCY”) and VSS-Cambium Holdings II Corp. (“Cambium”) into two of its wholly-owned subsidiaries, resulting in VLCY and Cambium becoming wholly-owned subsidiaries.  Following the completion of the mergers, all of the outstanding capital stock of VLCY’s operating subsidiaries, Voyager Expanded Learning, Inc. and LAZEL, Inc., was transferred to Cambium Learning, Inc., Cambium’s operating subsidiary (“Cambium Learning”).  The transaction was accounted for as an “acquisition” of VLCY by Cambium, as that term is used under U.S. Generally Accepted Accounting Principles (“GAAP”), for accounting and financial reporting purposes under the applicable accounting guidance for business combinations.

Fiscal Year

The consolidated financial statements present the Company as of a calendar year ending on December 31st.

Nature of Operations and Segments

The Company has three reportable segments with separate management teams and infrastructures that offer various products and services:  Learning A-Z®, Voyager Sopris Learning™, and ExploreLearning®.  Segment results of operations include Other, which consists of unallocated shared services, such as accounting, legal, human resources, and corporate related items, as well as depreciation and amortization expense, interest income and expense, other income and expense, and income taxes.  The Company does not allocate any of these costs to its segments, and its chief operating decision maker evaluates performance of operating segments excluding these items.

See Note 18 – Segment Reporting for further information on the Company’s segment reporting structure.

Learning A-Z Segment

Learning A-Z is a PreK-6 education technology provider of digitally delivered resources and tools that support instruction and student growth in reading, writing, and science.  Founded in 2002, Learning A-Z believes that an enlightened approach to literacy —which starts with reading and writing, but also includes the development of key 21st century skills like communication, creativity, collaboration, and critical-thinking — is the foundation to all learning. With a robust library of incredibly effective and flexible curriculum resources, Learning A-Z provides the tools teachers need to deliver personalized instruction for a wide range of student needs, including English language learners, intervention, special education, and daily instruction. Learning A-Z’s resources are currently used in more than half the districts across the United States and Canada and in over 180 countries worldwide.  Learning A-Z is committed to:

•Delivering unmatched value, whereby high-quality resources are affordable for every individual classroom

•Making personalized learning easier, giving teachers what they need to deliver the just-right instructional resources to every student

•Empowering teachers as the foundation of student achievement, ensuring that teachers are given the support they need to be effective and efficient

Learning A-Z operates seven subscription-based websites: Reading A-Z™, Raz-Kids®, Headsprout®, Science A-Z®, Writing A-Z™, Vocabulary A-Z™, and ReadyTest A-Z™.  These websites can be purchased stand-alone or in collections, for a comprehensive solution that provides online supplemental books, lessons, assessments and other instructional resources for individual classrooms, schools, and districts.

Voyager Sopris Learning Segment

The Voyager Sopris Learning segment includes the Company’s Voyager Sopris Learning and Kurzweil Education brands.

Voyager Sopris Learning Brand

The Voyager Sopris Learning brand is committed to partnering with school districts to meet and surpass their goals for student achievement.  The Voyager Sopris Learning suite of instructional and service solutions is not only research based, but also evidence based—proven to increase student achievement and educator effectiveness.  Voyager Sopris Learning’s solutions have been fully tested in the classroom, ensuring that they are easy to implement and teacher friendly.  They are innovative, both in overall instructional approach and in the strategic use of technology in blended and 100% online solutions and are supported by an unparalleled commitment to build local capacity for sustained success.  With a comprehensive suite of instructional resources, the Voyager Sopris Learning brand provides assessments, professional development and school improvement services, literacy and math instructional tools — both comprehensive intervention and supplemental — and resources to build a positive school climate.

Kurzweil Education Brand

The Kurzweil Education™ brand delivers educational technology that solves real problems.  The Kurzweil Education literacy and learning solutions offer learners a way up and a path forward.  Students’ varying needs, their challenges, and their potential to achieve drive Kurzweil Education, which continues to develop literacy-boosting solutions that directly enhance opportunities to learn and achieve. Using the principles of Universal Design for Learning, Kurzweil’s solutions deliver content and tools that enable all learners to read, understand, and demonstrate their learning using technology-based tools.

In the quarter ended June 30, 2014, the Company completed the sale of the IntelliTools product line for $0.8 million.

ExploreLearning Segment

ExploreLearning develops online solutions to improve student learning in math and science.  ExploreLearning currently offers two supplemental programs: Gizmos, which the Company believes is the world’s best library of interactive, online simulations for math and science in grades 3-12; and Reflex, a powerful adaptive online program that helps students in grades 2-8.

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

Revenue Recognition

Voyager Sopris Learning Segment

Revenues for the Voyager Sopris Learning brand solutions are derived from sales of literacy and math educational solutions and services to school districts.  Sales include printed materials, interactive web-based programs and online educational content, training and implementation services, school improvement services, and professional development. Revenue from the sale of printed materials is recognized when the product is shipped to or received by the customer, depending on the shipping terms of the arrangement. Revenue for interactive web-based programs and online educational content, which may be sold separately or included with printed curriculum materials, and school improvement services are recognized ratably over the subscription or contractual period, typically a school year.  Professional services such as training, implementation, and professional development are recognized as delivered or over the period a subscription product is delivered.

Printed materials, materials and programs accessed online, and ongoing support and services often qualify as separate units of accounting and the division of revenue among these units is determined in accordance with the accounting guidance for revenue arrangements with multiple deliverables. Under this guidance, the Company is required to allocate revenue among the deliverables in an arrangement using the relative selling price method.  The guidance requires use of a selling price hierarchy for determining the selling price of each deliverable, which includes (1) vendor-specific objective evidence (“VSOE”), if available, (2) third party evidence (“TPE”), if VSOE is not available, and (3) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available.  The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis.

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

The Kurzweil Education brand derives revenue from either an online subscription or from the delivery of software.  Subscription revenues are recognized ratably over the period the online access is available to the customer.  Perpetual software sales are recognized when shipped or provided to customers.  Maintenance and support services for the Company’s perpetual software can include telephone support, bug fixes, and, for certain products, rights to upgrades and enhancements on a when-and-if available basis.  Professional services such as training, implementation, and professional development are recognized as delivered or over the period services or the subscription is delivered.  In certain instances, telephone support and software repairs are provided for free within the first three months of licensing the software.  The cost of providing this service is insignificant, and is accrued at the time of revenue recognition.

Learning A-Z and ExploreLearning Segments

The Learning A-Z and ExploreLearning segments derive revenue exclusively from sales of online subscriptions to their literacy, math and science websites and related training and professional development.  Typically, the subscriptions are for a twelve month period (although they can be for longer periods) and the revenue is recognized ratably over the period the online access is available to the customer.  Any training or professional development related to an online subscription is recognized over the same period of online access.

For all reportable segments, the Company may enter into agreements to license or sell certain publishing rights and content.  The Company recognizes the revenue from these agreements when the license amount is fixed and determinable, collection is reasonably assured, and when either the license period, if applicable, has commenced or transfer of content, if applicable, has occurred.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns.  The allowance for doubtful accounts and estimated sales returns totaled $0.2 million and $0.4 million at December 31, 2015 and 2014, respectively.  The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience.  The reserve for sales returns is based on historical rates of returns as well as other factors that in the Company’s judgment could reasonably be expected to cause sales returns to differ from historical experience.  A reconciliation of the accounts receivable reserve is shown in the table below for the periods indicated:

	December 31,
(in thousands)	2015	2014
Accounts receivable reserve, beginning of period	$435	$735
Charged to costs and expenses	38	316
Charged to other accounts (1)	(41)	(538)
Write-offs	(201)	(78)
Accounts receivable reserve, end of period	$231	$435
(1)	Changes in sales return reserve.

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period including, prior to its exercise in November 2014, a warrant for shares that was issuable for little or no cash consideration, which is considered a common share equivalent.  Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period; including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options, restricted stock awards and warrants using the treasury stock method.  Weighted-average shares from common share equivalents in the amount 2,852,028 and 2,628,862 for the years ended December 31, 2015 and 2014, respectively, were excluded from dilutive shares outstanding because their effect was anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share:

	Year Ended December 31,
(in thousands, except per share data)	2015	2014
Numerator:
Net loss	$(1,325)	$(9,955)
Denominator:
Basic:
Weighted-average common shares used in computing basic net loss per share	45,550	45,636
Diluted:
Add weighted average effect of dilutive securities:
Stock options, restricted stock awards and warrant	—	—
Weighted-average common shares used in computing diluted net loss per share	45,550	45,636
Net loss per common share:
Basic	$(0.03)	$(0.22)
Diluted	$(0.03)	$(0.22)

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed over the assets’ estimated useful lives using the straight-line method.  Estimated lives are as follows:

Asset Class	Estimated Useful Life
Computer and other equipment	3 – 5 years
Leasehold improvements	Lesser of useful life or lease term
Furniture and fixtures	8 years

Expenditures for maintenance and repairs, as well as minor renewals, are charged to expense as incurred, while improvements and major renewals are capitalized.

Purchased and Developed Software

Purchased and developed software includes the costs to purchase third party software and to develop internal-use software, which includes software as a service offered to customers with an online subscription.  The Company follows applicable guidance for the costs of computer software developed or obtained for internal use for capitalizing software projects.  Software costs are amortized over the expected economic life of the product, generally on an accelerated basis over a period of three to five years.  At December 31, 2015 and 2014, unamortized capitalized software was $18.1 million and $15.4 million, respectively, which included amounts of software under development of $5.8 million and $1.8 million, respectively.

Acquired Curriculum and Technology

Acquired curriculum and technology represents curriculum and developed technology acquired in the acquisitions of Headsprout in 2013 and VLCY in 2009, and is the initial purchase accounting value placed on the past development and refinement of the core methodologies, processes, measurement techniques, and technologies by which the Company structures curriculum.  Acquired curriculum and technology is being amortized using an accelerated method over six to seven years, as it has an economic benefit declining over the estimated useful life.  The Company periodically reviews the recoverability of the acquired curriculum and technology based on expected net realizable value, and generally retires the assets once fully depreciated.  Acquired curriculum and technology is presented net of accumulated amortization of $22.1 million and $19.6 million at December 31, 2015 and 2014, respectively.

See Note 4 — Goodwill and Other Intangible Assets and Note 10 — Fair Value of Financial Instruments for further discussion of the Company’s curriculum and technology assets.

Acquired Publishing Rights

A publishing right allows the Company to publish and republish existing and future works, as well as transform, adapt, or create new works based on previously published materials.  The Company determines the fair market value of publishing rights arising from business combinations by discounting the after-tax cash flows projected to be derived from the publishing rights and titles to their net present value using a rate of return that accounts for the time value of money and the appropriate degree of risk.  The useful life of acquired publishing rights is based on the lives of the various titles involved, which is generally ten years.  The Company calculates amortization using either the straight-line method or the percentage of the projected discounted cash flows derived from the titles in the current year as a percentage of the total estimated discounted cash flows over the remaining useful life.  The Company periodically reviews the recoverability of acquired publishing rights based on expected net realizable value, and generally retires assets once fully depreciated.  Acquired publishing rights are presented net of accumulated amortization of $24.7 million and $23.4 million at December 31, 2015 and 2014, respectively.

Pre-Publication Costs

The Company capitalizes certain pre-publication costs of its curriculum including art, prepress, editorial, and other costs incurred in the creation of the master copy of its curriculum products.  Pre-publication costs are amortized over the expected life of the education program, generally on an accelerated basis over a period of five years.  The amortization methods and periods chosen reflect the expected sales generated by the education programs.  The Company periodically reviews the recoverability of the capitalized costs based on expected net realizable value, and generally retires assets once fully depreciated.  Pre-publication costs are presented net of accumulated amortization of $19.3 million and $15.7 million at December 31, 2015 and 2014, respectively.  Interest capitalized during the years ended December 31, 2015 and 2014 totaled $0.2 million and $0.1 million, respectively.

See Note 10 — Fair Value of Financial Instruments for further discussion of the Company’s pre-publication costs.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets relate to the acquisitions of Headsprout in 2013, VLCY in 2009, and Cambium Learning in 2007.  Other intangible assets include trade names/trademarks, reseller networks, customer relationships/lists, and conference attendee relationships, which are being amortized on a straight-line basis over estimated lives ranging from seven to fifteen years.  Other intangible assets are presented net of accumulated amortization of $21.9 million and $20.6 million at December 31, 2015 and 2014, respectively.

See Note 4 — Goodwill and Other Intangible Assets and Note 10 — Fair Value of Financial Instruments for further discussion of the Company’s goodwill and other intangible assets.

Depreciation and Amortization

Depreciation and amortization for the years ended December 31, 2015 and 2014 consisted of the following:

	Year Ended December 31,
(in thousands)	2015	2014
Acquired publishing rights	$1,303	$1,943
Acquired curriculum and technology	2,478	3,510
Pre-publication costs	7,081	6,394
Internally developed software related to product	6,508	6,423
Total amortization included in cost of revenues	17,370	18,270
Trade names and trademarks	419	452
Other intangible assets	849	1,045
Property, equipment and software	2,600	2,712
Total depreciation and amortization included in operating expense	3,868	4,209
Total depreciation and amortization	$21,238	$22,479

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

Advertising Costs

The Company may ship products to prospective customers as samples.  Samples costs are expensed to sales and marketing expense upon shipment and totaled $0.4 million and $0.9 million for the years ended December 31, 2015 and 2014, respectively.  Other costs of advertising, which include advertising, print, and photography expenses, are expensed as incurred and totaled $1.4 million and $1.2 million for the years ended December 31, 2015 and 2014, respectively.  The Company recognizes catalog expense when the catalog is mailed to potential customers.

Income Taxes

Provision is made for the expense, or benefit, associated with taxes based on income.  The provision for income taxes is based on laws currently enacted in every jurisdiction in which the Company does business and considers laws mitigating the taxation of the same income by more than one jurisdiction.  Significant judgment is required in determining income tax expense, current tax receivables and payables, deferred tax assets and liabilities, and the need of any valuation allowance recorded against the net deferred tax assets.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback years, loss carryforward limitations, and tax planning strategies in assessing the extent to which deferred tax assets may be realized in future periods.  If, after consideration of these factors, management believes it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established.  The amount of the deferred tax asset considered realizable may be reduced if estimates of future taxable income during the carryforward period are reduced.

The Company recognizes liabilities for uncertain tax positions based on a two-step process.  The first step is to evaluate the tax position for recognition by determining if available evidence indicates that it is more likely than not that the position will be sustained on audit.  The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company reevaluates its uncertain tax positions on a periodic basis, based on factors such as changes in facts and circumstances, changes in tax law, effectively settled issues under audit, and new audit activity.  The Company accrues interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

Royalty Advances

Royalty advances to authors are capitalized and represent amounts paid in advance of the sale of the related product.  These costs are then expensed as the related product is sold.  The Company evaluates advances periodically to determine if they are expected to be utilized and reserves any portion of a royalty advance that is not expected to be recovered.

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

Reclassifications

Certain reclassifications to service revenues and the related cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2014 have been made to conform to the 2015 presentation.  In 2015, the Company reclassified $1.4 million from service revenues to product revenues for the year ended December 31, 2014.  Revenues and costs associated with online professional development, which is not delivered as a live in person offering, is now classified as product revenues and cost of revenues.  Due to the adoption of ASU 2015-03 as noted below, the Company reclassified unamortized debt issuance costs of $2.3 million from Other Assets to a reduction in Long-term Debt on its consolidated balance sheet as of December 31, 2014.

Recently Issued Financial Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  The new revenue guidance defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.  ASU 2014-09 allows for either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The original effective date was for annual periods beginning after December 15, 2016.  On July 9, 2015, the FASB elected to defer the effective date of the new revenue recognition standard by one year, for annual periods beginning after December 15, 2017.  Early adoption is permitted, but only as early as the original effective date of ASU 2014-09.  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest:  Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction of the carrying amount of the corresponding debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this ASU.  ASU 2015-03 is effective for interim and annual financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued.  In August 2015, the FASB issued ASU 2015-15 which was an update to ASU No. 2015-03. This update allows companies to defer and present debt issuance costs related to a line-of-credit as an asset and amortize the cost ratably over the term of the arrangement, regardless of whether any borrowings are outstanding.  The Company has elected to early adopt ASU 2015-03 and 2015-15 during the quarter ended December 31, 2015.  As a result of the required retrospective adoption, the Company has reclassified unamortized debt issuance costs of $2.3 million from Other Assets to a reduction in Long-term Debt on its Consolidated Balance Sheet as of December 31, 2014.  There was no impact from the adoption of ASU 2015-03 to the Company’s Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statement of Cash Flows, or Consolidated Statement of Stockholders’ Equity (Deficit).

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software:  Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05).  ASU 2015-05 provides guidance to assist an entity in evaluating the accounting for fees paid by a customer in a cloud computing arrangement.  Specifically, this ASU provides guidance to customers related to whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, the ASU requires a customer to account for the software license element of the arrangement in a manner consistent with the acquisition of other software licenses.  Where an arrangement does not include a software license, the ASU requires a customer to account for the arrangement as a service contract.  The amendments in this ASU apply only to internal-use software that a customer obtains access to in a hosting arrangement when specific criteria are met.  ASU 2015-05 is effective for interim and annual financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted.  The Company is currently assessing the impact of the adoption of ASU 2015-05 on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11).   ASU 2015-11 requires an entity to measure inventory within the scope of the update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU is effective for interim periods and fiscal years beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17).  ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The provisions of this ASU do not affect the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount.  The Company has elected to early adopt ASU 2015-17 prospectively during the quarter ending December 31, 2015, and will present all deferred taxes as noncurrent.  As the Company has elected to make the change prospectively, prior period balances were not changed due to the adoption of ASU 2015-17.

Note 3 — Property, Equipment and Software

Balances of major classes of assets and accumulated depreciation and amortization at December 31, 2015 and 2014 consisted of the following:

	December 31,
(in thousands)	2015	2014
Software	$42,348	$36,863
Computers and other equipment	9,874	8,255
Sublease asset	—	2,814
Leasehold improvements	1,753	1,698
Furniture and fixtures	1,849	1,668
Property, equipment and software at cost	55,824	51,298
Accumulated depreciation and amortization	33,284	30,442
Property, equipment and software, net	$22,540	$20,856

See Note 9 — Leases for additional information regarding the sublease asset.

Note 4 — Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Total
Balance at December 31, 2013:
Goodwill, gross	$13,215	$217,262	$6,947	$237,424
Accumulated impairment loss	—	(189,582)	—	(189,582)
Goodwill	13,215	27,680	6,947	47,842
Impairment	—	—	—	—
Acquisitions	—	—	—	—
Balance at December 31, 2014:
Goodwill, gross	13,215	217,262	6,947	237,424
Accumulated impairment loss	—	(189,582)	—	(189,582)
Goodwill	13,215	27,680	6,947	47,842
Impairment	—	—	—	—
Acquisitions	—	—	—	—
Balance at December 31, 2015:
Goodwill, gross	13,215	217,262	6,947	237,424
Accumulated impairment loss	—	(189,582)	—	(189,582)
Goodwill	$13,215	$27,680	$6,947	$47,842

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

The Company’s performs its annual impairment test on October 1st each year.

2015 Annual Goodwill Impairment Analysis

The Company performed the 2015 annual goodwill impairment analysis using four reporting units:  Learning A-Z, Voyager Sopris Learning, ExploreLearning, and Kurzweil Education.

During 2015, the Company elected to perform the optional qualitative assessment for the each reporting unit.  The qualitative assessment did not result in a conclusion that it was more likely than not that the fair value of these reporting units was less than their respective carrying amounts, therefore it was unnecessary to perform the quantitative two-step goodwill impairment test for the any of the Company’s reporting units.

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

Intangible Assets

The Company’s definite lived intangible assets and related accumulated amortization at December 31, 2015 and 2014 consisted of the following:

(in thousands)	December 31, 2013	Additions	Disposals	Impairments	December 31, 2014	Additions	Disposals	Impairments	December 31, 2015
Intangible assets, gross:
Publishing rights	$26,200	$—	$—	$—	$26,200	$—	$—	$—	$26,200
Trademark	5,690	—	(580)	—	5,110	—	—	—	5,110
Customer relationships	7,717	—	—	—	7,717	—	—	—	7,717
Acquired curriculum and technology	24,828	—	—	—	24,828	—	—	—	24,828
Reseller network	12,300	—	—	—	12,300	—	—	—	12,300
Conference attendees	134	—	(134)	—	—	—	—	—	—
Total intangible assets, gross	76,869	—	(714)	—	76,155	—	—	—	76,155
Intangible assets, accumulated amortization:
Publishing rights	(21,495)	(1,943)	—	—	(23,438)	(1,303)	—	—	(24,741)
Trademark	(2,066)	(452)	325	—	(2,193)	(419)	—	—	(2,612)
Customer relationships	(5,779)	(699)	—	—	(6,478)	(648)	—	—	(7,126)
Acquired curriculum and technology	(16,109)	(3,510)	—	—	(19,619)	(2,478)	—	—	(22,097)
Reseller network	(11,616)	(341)	—	—	(11,957)	(201)	—	—	(12,158)
Conference attendees	(129)	(5)	134	—	—	—	—	—	—
Total intangible assets, accumulated amortization	(57,194)	(6,950)	459	—	(63,685)	(5,049)	—	—	(68,734)
Intangible assets, net	$19,675	$(6,950)	$(255)	$—	$12,470	$(5,049)	$—	$—	$7,421

2014 Intangible Asset Disposal

During the quarter ended June 30, 2014, the Company disposed of trade names of $0.3 million in conjunction with the sale of the IntelliTools product line.

Estimated Future Amortization Expense

Estimated amortization expense expected for each of the next five years related to intangibles subject to amortization is as follows:

(in thousands)	Cost of Revenues	Operating Expense	Amortization
2016	$2,339	$1,081	$3,420
2017	1,094	426	1,520
2018	380	327	707
2019	253	311	564
2020	124	299	423
Thereafter	—	787	787
	$4,190	$3,231	$7,421

Note 5 — Other Current Assets

Other Current Assets at December 31, 2015 and 2014 consisted of the following:

	December 31,
(in thousands)	2015	2014
Deferred costs	$8,514	$5,908
Prepaid expenses	1,367	1,714
Deferred taxes	—	546
Other current assets	100	—
Other current assets	$9,981	$8,168

Note 6 — Other Assets

Other Assets at December 31, 2015 and 2014 consisted of the following:

	December 31,
(in thousands)	2015	2014
Collateral investments	$1,783	$3,624
Deferred costs, less current portion	1,479	828
Deferred financing costs - revolving credit facility	892	—
Other	663	834
Other assets	$4,817	$5,286

Deferred Financing Costs

At December 31, 2015, deferred financing costs relate to costs incurred with the issuance in December 2015 of the Company’s $30.0 million Revolving Credit Facility.  As discussed in Note 2 – Significant Accounting Policies, the Company has elected to early adopt ASU 2015-03 and 2015-15 retrospectively during the quarter ended December 31, 2015.  See Note 11 – Long-Term Debt for additional information regarding the Company’s long-term debt and the related deferred financing costs.

Collateral Investments

At December 31, 2014, the Company had $2.7 million in certificates of deposit serving as collateral for its outstanding letters of credit associated with the build-to-suit lease, credit collections, and workers’ compensation activity.

During the fourth quarter of 2015, the Company entered into agreements to terminate its build-to-suit lease and to terminate the related sublease.  The Company had been required to hold an outstanding letter of credit in the amount $1.0 million to secure the lease, the collateral for which was included in Other Assets as of December 31, 2014.   In connection with the lease termination, the Company has been released from the letter of credit requirement and converted the collateral investment into cash during the fourth quarter of 2015.  As a result of this and other reductions, at December 31, 2015, the Company had $0.9 million in certificates of deposit serving as collateral for credit collections and workers’ compensation activity.  See Note 16 – Commitments and Contingencies for additional information regarding the Company’s outstanding letters of credit and Note 9 – Leases for additional information regarding the Company’s termination of the build-to-suit lease.

Additionally, the Company maintains a money market fund investment to serve as collateral for a travel card program.  The balance of the money market fund investment was $0.9 million at December 31, 2015 and 2014.

Note 7 — Accrued Expenses

Accrued Expenses at December 31, 2015 and 2014 consisted of the following:

	December 31,
(in thousands)	2015	2014
Salaries, bonuses and benefits	$9,383	$6,439
Accrued interest	—	5,119
Accrued royalties	1,201	1,369
Pension and post-retirement benefit plans	1,093	1,173
Headsprout acquisition accrual	—	400
Other	2,547	2,932
Accrued expenses	$14,224	$17,432

Accrued Interest

Accrued interest at December 31, 2014 primarily related to the Company’s 9.75% senior secured notes.  The senior secured notes required semi-annual interest payments in arrears on each February 15th and August 15th.

Headsprout Acquisition Accrual

In December 2013, LAZEL, Inc., a wholly owned subsidiary of the Company, completed the acquisition of certain assets of Headsprout for $4.0 million.  Of the total purchase price, $3.6 million was paid in January 2014 the remaining $0.4 million was paid in June 2015.

Pension and Post-Retirement Benefit Plans

See Note 12 – Profit Sharing, Pension, and Other Postretirement Benefit Plans for further information regarding the Company’s pension and post-retirement benefit plan liabilities.

Note 8 — Other Liabilities

Other Liabilities at December 31, 2015 and 2014 consisted of the following:

	December 31,
(in thousands)	2015	2014
Pension and post-retirement benefit plans, long-term portion	$9,903	$11,440
Long-term income tax payable	896	1,237
Deferred rent	881	1,043
Long-term deferred tax liability	—	559
Long-term deferred compensation	347	359
Other liabilities	$12,027	$14,638

Pension and Post-Retirement Benefit Plans

See Note 12 – Profit Sharing, Pension, and Other Postretirement Benefit Plans for further information regarding the Company’s pension and post-retirement medical benefits liabilities.

Note 9 — Leases

Capital Lease Obligations

The Company previously had a build-to-suit lease for warehouse and office space in Frederick, Colorado with a minimum term through October 31, 2016.  The Company had an outstanding letter of credit in the amount of $1.0 million to secure the lease.  At the lease inception date, the Company evaluated the provisions of the accounting guidance relating to the effect of a lessee’s involvement in an asset construction and concluded that due to the Company’s collateral to the landlord, in the form of the $1.0 million letter of credit, that it was deemed the owner of the land and building for accounting purposes.  As a result, the related costs were capitalized and a corresponding liability was recorded in Capital Lease Obligations, Current and Capital Lease Obligations, Less Current Portion.

In 2012, the Company’s Board of Directors approved a plan to outsource warehouse operations to a third party logistics provider, Ozburn-Hessey Logistics, LLC (“OHL”), and to cease use of this leased facility.  As a result of this decision, the Company determined it was more likely than not that the pattern of usage for the warehouse and related assets would change; therefore the Company evaluated the change in accordance with applicable accounting guidance.  This evaluation resulted in an impairment to the value of the land, leasehold improvements, and building associated with the Company’s Frederick, Colorado facility and the estimated useful lives of the remaining assets were reduced to match the remaining minimum term of the lease.  The remaining asset primarily represents the discounted cash flows expected from estimated sublease receipts.  The sublease of the warehouse facility began in July 2012 and had a minimum term through October 2016 with monthly rental payments totaling $0.1 million.

The amount of the depreciation expense associated with the build-to-suit capital assets was $0.5 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively.  The gross value of assets leased under the build-to-suit lease of $2.8 million at December 31, 2014 are included in Sublease Asset in Note 3 — Property, Equipment and Software.  The accumulated amortization of build-to-suit capital assets was $1.7 million at December 31, 2014.

On October 16, 2015, the Company entered into agreements to terminate its build-to-suit lease and to terminate the related sublease.  The Company paid termination fees of approximately $0.2 million related to the early lease termination.  The Company recognized a gain of $0.4 million in the fourth quarter of 2015 related to the termination.

Operating Leases

The Company leases certain facilities and equipment for production, selling and administrative purposes under agreements with original lease periods up to 8 years.  Leases generally include provisions requiring payment of taxes, insurance, and maintenance on leased property.  Some leases may include renewal options, rent escalation clauses, or options to purchase the leased property during or at the end of the lease term.

Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the applicable lease term.  The lease term begins on the commencement date as defined in the relevant lease agreement.  Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.  Operating rent expense was

$2.1 million and $2.1 million for the years ended December 31, 2015 and 2014, respectively.  Sublease income for existing operating leases was $0.1 million in the year ended December 31, 2014.

Future minimum payments under non-cancelable operating leases are as follows:

(in thousands)	Minimum Operating Lease Payments
2016	$2,057
2017	1,951
2018	1,754
2019	848
2020	853
Thereafter	—
Total minimum lease payments	$7,463

Note 10 — Fair Value of Financial Instruments

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

At December 31, 2015, financial instruments include cash and cash equivalents of $8.6 million, restricted assets of $4.4 million, collateral investments of $1.8 million, and Senior Secured Credit Facility term loans, net of discount and deferred financing costs, of $101.7 million.  At December 31, 2014, financial instruments include cash and cash equivalents of $34.4 million, restricted assets of $5.5 million, collateral investments of $3.6 million, and senior secured notes, net of discount and deferred financing costs, of $137.4 million.  The fair market values of cash equivalents, restricted assets, and collateral investments are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the applicable reporting period.

At December 31, 2015, the carrying value of the Company’s senior secured credit facility term loans approximates the fair value, as the Company completed the debt issuance in December 2015.  At December 31, 2014, the senior secured notes, with aggregate outstanding principal amount of $140.0 million, had a fair value of $137.4 million based on quoted market prices in active markets for these debt instruments when traded as assets.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014 were as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$4,364	$4,364	$—	$—
Collateral Investments:
Money Market	905	905	—	—
Certificate of Deposit	878	878	—	—

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$5,497	$5,497	$—	$—
Collateral Investments:
Money Market	904	904	—	—
Certificate of Deposit	2,720	2,720	—	—

(in thousands)	Total Gains (Losses) Years Ended December 31,
Description	2015	2014
Restricted Assets:
Money Market	$—	$—
Collateral Investments:
Money Market	—	—
Certificate of Deposit	—	—

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible fixed assets, goodwill, and other intangible assets, which are remeasured when the derived fair value is below carrying value in the Consolidated Balance Sheets.  For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment.  If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within income before interest, other income (expense) and income taxes in the Consolidated Statements of Operations and Comprehensive Loss.

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2015 and 2014 were as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	22,540	—	—	22,540
Pre-publication costs, net	16,441	—	—	16,441
Acquired curriculum and technology intangibles, net	2,731	—	—	2,731
Acquired publishing rights, net	1,459	—	—	1,459
Other intangible assets, net	3,231	—	—	3,231

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	20,856	—	—	20,856
Pre-publication costs, net	15,070	—	—	15,070
Acquired curriculum and technology intangibles, net	5,209	—	—	5,209
Acquired publishing rights, net	2,762	—	—	2,762
Other intangible assets, net	4,499	—	—	4,499

(in thousands)	Total Gains (Losses) Years Ended December 31,
Description	2015	2014
Goodwill	$—	$—
Property, equipment and software, net	—	—
Pre-publication costs, net	—	—
Acquired curriculum and technology intangibles, net	—	—
Acquired publishing rights, net	—	—
Other intangible assets, net	—	—

Note 11 — Long-Term Debt

Long-term Debt at December 31, 2015 and 2014 consisted of the following:

	December 31,
(in thousands)	2015	2014
Senior secured credit facility term loans maturing December 10, 2020	$105,000	$—
9.75% senior secured notes due February 15, 2017	—	140,000
Less: Unamortized discount	(1,856)	(277)
Less: Unamortized deferred financing costs	(1,422)	(2,349)
Total debt	101,722	137,374
Less: current portion of long-term debt	3,850	—
Long-term debt	$97,872	$137,374

Senior Secured Credit Facility

On December 10, 2015, Cambium Learning, Inc. (the “Borrower”), a wholly-owned subsidiary of Cambium Learning Group, Inc., entered into a $135.0 million Senior Secured Credit Agreement (the “Credit Agreement”) among the Borrower, the Company,  Webster Bank, N.A., as Administrative Agent, L/C Issuer and a Lender, and the other Lenders party thereto, with Webster Bank, N.A., as Joint Lead Arranger, the Governor and Company of the Bank of Ireland, as a Joint Lead Arranger and Syndication Agent, and Capital One National Association, and Babson Capital Finance, LLC, as Co-Documentation Agents (the “Senior Secured Credit Facility”).  The Senior Secured Credit Facility consists of a $70.0 million term loan A (“Term Loan A”), a $35 million term loan B (“Term Loan B”) and a $30.0 million revolving credit facility (the “Revolving Credit Facility”), secured by a lien on substantially all assets and capital stock of the Company, the Borrower and the Borrower’s subsidiaries (collectively, the “Loan Parties”).  The Senior Secured Credit Facility matures on December 10, 2020.

Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or the London Interbank Offered Rate (“LIBOR”) (subject to a 1.0% floor), at the Borrower’s option, plus an applicable margin.   The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans.  The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation; however, the highest level of margin is applicable until the Company completes its second quarter 2016 leverage calculation.  The applicable margin for the Term Loan B is 4.25% for Base Rate loans and 5.25% for LIBOR loans.  From the inception of the Senior Secured Credit Facility to the end of the fourth quarter 2015, an interest rate of 5.5% applied to the Term Loan A and Revolving Credit Facility and an interest rate of 6.25% applied to the Term Loan B.  Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%.  Interest is payable quarterly in arrears, or earlier for loans with shorter interest periods.

The Term Loan A and Term Loan B require scheduled quarterly principal payments beginning on March 31, 2016, with the balance due at maturity.  The Borrower is subject to certain prepayment requirements, including an Excess Cash Flow Payment, as defined in the Credit Agreement, with the first payment due, if applicable, in September 2017. The scheduled annual minimum principal payments, excluding any potential Excess Cash Flow Payments, are as follows:

(in thousands)	Future Payments
2016	$3,850
2017	7,350
2018	7,350
2019	9,100
2020	77,350
Thereafter	—
$105,000

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence indebtedness, restrictions on investments and dispositions, limitations on fundamental changes to the Loan Parties, a maximum consolidated net leverage ratio, and minimum fixed charge coverage ratio. Upon an event of default, and after any applicable cure period, the Administrative Agent can accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants.  At December 31, 2015, the Company was in compliance with all covenants related to the Credit Facility.

The principal balances of the Senior Secured Credit Facility were issued at a discount, representing fees paid to lenders, of $1.9 million, which will be amortized over the life of the debt using the effective interest rate method.  Unamortized discount at December 31, 2015 was $1.9 million.

The Company incurred debt issuance costs of $2.3 million associated with the Senior Secured Credit Facility, including $1.4 million paid to an affiliate of Veronis Suhler Stevenson (“VSS”) pursuant to the consulting fee agreement between the Company and VSS.  These costs were deferred and will be amortized over the term of the related debt using the effective interest method.  Unamortized deferred financing costs related to the Senior Secured Credit Facility totaled $2.3 million at December 31, 2015, including $1.4 million related to the Term Loan A and Term Loan B presented as a reduction to Long-term Debt and $0.9 million related to the Revolving Credit Facility classified as Other Assets in the Consolidated Balance Sheets.

Senior Secured Notes Due 2017

In February 2011, the Company closed an offering of $175.0 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”).  Deferred financing costs, net of accumulated amortization, were capitalized as a reduction to Long-term Debt in the Consolidated Balance Sheets and are amortized over the term of the related debt using the effective interest method.  Unamortized deferred financing costs at December 31, 2014 was $2.3 million related to the Notes.

Interest on the Notes accrued at a rate of 9.75% per annum from the date of original issuance and was payable semi-annually in arrears on each February 15th and August 15th to the holders of record of the Notes on the immediately preceding February 1st and August 1st.  No principal repayments were due until the maturity date of the Notes.

The Notes were secured by (i) a first priority lien on substantially all of the Company’s assets, including capital stock of the guarantors (which are certain of the Company’s subsidiaries), and (ii) a second-priority lien, prior to the termination of the ABL Facility (described below), on substantially all of the inventory and accounts receivable and related assets of the ABL Credit Parties, in each case, subject to certain permitted liens.  The Notes also contained customary covenants, including limitations on the Company’s ability to incur debt, and events of default as defined by the agreement.  The Company could, at its option, redeem the Notes prior to their maturity based on the terms included in the agreement.

During the year ended December 31, 2014, the Company repurchased $35.0 million aggregate principal amount of Notes for approximately $35.0 million, plus accrued and unpaid interest.  The Company recognized a Loss on Extinguishment of Debt of approximately $0.7 million in connection with these repurchases, which was primarily due to the write-off of unamortized deferred financing costs.

Using the proceeds from the Credit Agreement, the Company redeemed in full the Notes and on December 10, 2015, and irrevocably deposited with Wells Fargo Bank, National Association, as trustee (the “Trustee”) under the Senior Secured Notes Indenture (the “Indenture”) an amount sufficient to pay and discharge all obligations under the Notes and the Indenture.  The Company deposited with the Trustee an amount totaling $146,825,000, consisting of $140,000,000 principal amount and $6,825,000 accrued and unpaid interest through but not including the redemption date.  As a result, the Indenture was satisfied and discharged in full and ceased to be of further effect as of December 10, 2015.  The redemption was effective February 15, 2016.  This extinguishment resulted in a loss of $4.0 million, including interest paid covering the period from December 10, 2015 through the redemption date of approximately $2.5 million, the write off of unamortized deferred financing costs and debt discount of approximately $1.5 million, and other related costs of approximately $50 thousand.

Terminated ABL Facility

At the beginning of the 2014 fiscal year, the Company had outstanding a four-year $40.0 million revolving credit facility, which included a $5.0 million subfacility for swing line loans and a $5.0 million subfacility for letters of credit (the “ABL Facility”).  During the quarter ended March 31, 2014, the Company’s excess availability and fixed charge coverage ratios fell below the required thresholds, which put the Company in a Trigger Period as defined under the ABL Facility agreement.  On March 26, 2014, the Company had no borrowings outstanding under the agreement and terminated the ABL Facility.  A Loss on Extinguishment of Debt of approximately $0.2 million was recognized in connection with the termination related to the write-off of unamortized deferred financing costs.

Note 12 — Profit-Sharing, Pension, and Other Postretirement Benefit Plans

Defined Contribution Plans

The Company’s 401(k) plan provides matching contributions of 50% of participant contributions up to 6%.  Additionally, the Company may make discretionary contributions based upon exceeding Company performance targets of up to 2% of eligible earnings for all employees regardless of participation.  The 401(k) matching contribution expense was $1.4 million and $1.0 million for the years ended December 31, 2015 and 2014, respectively.  No discretionary contributions were made in the years ended December 31, 2015 and 2014.

As a result of the acquisition of VLCY, the Company also has contractual obligations under a frozen replacement benefit plan (“RBP”) for a small number of terminated and retired executives.  Because the RBP is frozen, no participant can make or is entitled to additional contributions.  Instead, the Company has accrued a liability totaling $0.4 million at both December 31, 2015 and 2014, to reflect its estimated future obligation under the RBP.  The current portion of the RBP liability, which was $22 thousand at both December 31, 2015 and 2014, is included in Other in Note 7 − Accrued Expenses.  The long-term portion of the RBP liability, which was $0.3 million and $0.4 million at December 31, 2015 and 2014, respectively, is included in Long-Term Deferred Compensation in Note 8 – Other Liabilities.

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

The net costs of the Company’s defined benefit pension plan for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Interest cost	$421	$461
Recognized net actuarial (gain) loss	(925)	1,930
Net pension and other postretirement benefit cost	$(504)	$2,391

Obligation and Funded Status

The funded status of the Company’s U.S. defined benefit pension plan as of December 31, 2015 and 2014 is as follows:

	December 31,
(in thousands)	2015	2014
Change in Benefit Obligation:
Benefit obligation, beginning of period	$12,613	$11,413
Service cost	—	—
Interest cost	421	461
Actuarial loss (gain)	(925)	1,930
Benefits paid	(1,113)	(1,191)
Benefit obligation, end of period	$10,996	$12,613

Change in Plan Assets:
Fair value, beginning of period	$—	$—
Company contributions	1,113	1,191
Benefits paid	(1,113)	(1,191)
Fair value, end of period	$—	$—

Unfunded status	$(10,996)	$(12,613)
Accrued benefit cost	$(10,996)	$(12,613)

Amounts recognized in the Consolidated Balance Sheets
Current accrued benefit liability	$(1,093)	$(1,173)
Non-current accrued benefit liability	(9,903)	(11,440)
Net amount recognized	$(10,996)	$(12,613)

The Company had a net actuarial (gain) loss of $(0.9) million and $1.9 million for its U.S. pension plan in the years ended December 31, 2015 and 2014, respectively.  These amounts are included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets.  Of this amount, the Company recognized $0.2 million and $0.1 million as a component of net periodic pension cost during the years ended December 31, 2015 and 2014, respectively, and expects to recognize approximately $0.1 million in 2016.

Plan Assumptions

	Year Ended December 31,
	2015	2014
Discount rate	3.75%	3.50%

The discount rate is determined by analyzing the average returns of high-quality fixed income investments defined as AA-rated or better.  The Company also utilizes an interest rate yield curve for instruments with maturities corresponding to the benefit obligations.

Additional Information

For the Company’s U.S. defined benefit pension plan, the projected benefit obligation and accumulated benefit obligation at December 31, 2015 and 2014 were as follows:

	December 31,
(in thousands)	2015	2014
Projected benefit obligation	$10,996	$12,613
Accumulated benefit obligation	10,996	12,613

Future Contributions

Total contributions expected to be paid under the Company’s frozen U.S. retirement plans or to the beneficiaries thereof during fiscal 2016 are $1.1 million, consisting of $1.1 million to its U.S. defined benefit plan and $22 thousand to the RBP.

Gross benefit payment obligations under the Company’s continuing plans for the next ten years are anticipated to be as follows:

U.S. Retirement Plans
(in thousands)	(Pension Plan and RBP)
2016	$1,115
2017	1,071
2018	1,026
2019	981
2020	977
2021 - 2024	4,098

Note 13 — Stockholders’ Equity (Deficit)

Common Stock

Shares Authorized, Issued, and Outstanding

The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share.  At December 31, 2015, there were 52,268,007 shares of common stock issued, 45,735,818 shares of common stock outstanding, and an additional 4,592,122 shares of common stock reserved for issuance pursuant to the Cambium Learning Group, Inc. 2009 Equity Incentive Plan.

Shares of the Company’s common stock are not convertible into or exchangeable for shares of any other class of capital stock.  There are no redemption or sinking fund provisions applicable to the common shares.

Treasury Stock

During 2012, the Company’s board of directors authorized a share repurchase program (the “Program”) through July 5, 2013, which was extended for an additional one year period, through July 5, 2014.  The Program terminated on July 5, 2014 and was not renewed or replaced.  During the year ended December 31, 2014, the Company purchased 167,961 shares at a cost of $0.3 million under the Program. In November 2014, the board of directors authorized the additional repurchase of 193,416 shares of common stock at $1.70 per share for a total repurchase cost of approximately $0.3 million.  Upon repurchase, treasury shares are no longer registered shares of the Company.  The repurchased shares are recorded in Treasury Stock at Cost in the Consolidated Balance Sheets with an offset to Common Stock and Capital Surplus.

Voting Rights

Each holder of shares of the Company’s common stock is entitled to one vote for each share held of record on the applicable record date on all matters submitted to a vote of stockholders, including the election of directors.

Dividend Rights

Holders of the Company’s common stock are entitled to receive dividends when, as and if declared by the board of directors out of funds legally available for payment, subject to the rights of holders of the Company’s preferred stock, if any.  The Company has not historically paid dividends and does not anticipate doing so in the short term. In addition, the Company’s ability to pay cash dividends is limited by covenants of the existing Credit Agreement described in Note 11 – Long-Term Debt.

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

Preferred Stock

Shares Authorized and Outstanding

The Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.001 per share.  At December 31, 2015, there are no shares of preferred stock issued or outstanding.

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

Note 14 — Stock-Based Compensation and Expense

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

The following table summarizes stock option transactions under the Incentive Plan for the year ended December 31, 2015.

	Year Ended December 31, 2015
	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	2,602,375	$1.49
Granted	614,325	$3.58
Exercised	(262,183)	$1.43
Cancelled/Forfeited	(72,620)	$1.50
Outstanding at December 31, 2015	2,881,897	$1.93	6.3	$8,425
Exercisable at December 31, 2015	1,585,133	$1.54	5.4	$5,245
Vested and Expected to Vest at December 31, 2015	2,772,410	$1.88	6.2	$8,242

The weighted average grant date fair value of options granted during the years ended December 31, 2015 and 2014 was $2.15 and $1.27, respectively.  The aggregate intrinsic value of stock options exercised in the years ended December 31, 2015 and 2014 was $0.9 million and $25 thousand, respectively.  During the years ended December 31, 2015 and 2014, 719,293 and 648,765 options vested, respectively.  The total fair value of the options that vested was $0.7 million and $0.5 million, respectively.

At December 31, 2015, total future compensation costs related to unvested stock options to be recognized in the consolidated statements of operations was $1.6 million, with a weighted average period over which this cost is expected to be recognized of 2.7 years.

Stock Option Valuation Assumptions

The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock option awards on the date of grant.  The following assumptions were used in the Black-Scholes option-pricing model to estimate the fair value of the awards granted during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Expected stock volatility	64.00%	64.00%
Risk-free interest rate	1.60% – 1.88%	1.91% – 2.05%
Expected years until exercise	6.25	6.25
Dividend yield	0.00%	0.00%

Due to a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company used the simplified method to estimate the expected years until exercise on new awards as described in applicable accounting guidance for stock-based compensation.

Restricted Stock

The following table summarizes restricted stock transactions under the Incentive Plan for the year ended December 31, 2015.

	Year Ended December 31, 2015
	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	2,750	$2.02
Granted	—	$—
Vested	(1,000)	$2.18
Cancelled/Forfeited	—	$—
Unvested at December 31, 2015	1,750	$1.94

The restrictions on the common stock awards lapse equally over a four year period on the anniversary of the grant date or upon a change in control of the Company.  The awards were valued based on the Company’s closing stock price on the date of grant.

At December 31, 2015, total future compensation costs related to unvested restricted stock to be recognized in the consolidated statements of operations was $2 thousand, with a weighted average period over which this cost is expected to be recognized of 2.0 years.

Stock-Based Compensation and Expense

Stock-based compensation and expense for the years ended December 31, 2015 and 2014 was allocated as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Cost of revenues	$41	$34
Research and development expense	137	103
Sales and marketing expense	160	128
General and administrative expense	349	246
Stock-based compensation and expense	$687	$511

The total income tax expense recognized for book purposes in the Consolidated Statements of Operations and Comprehensive Loss related to stock-based compensation was zero and $23 thousand, respectively, for the years ended December 31, 2015 and 2014.  The total tax benefit realized was zero for all years presented.

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

The number of shares of the Company’s common stock issuable under the Holdings Warrant was based upon the calculation of three separate amounts; the Cambium Specified Asset Recoupment Amount, the Additional Share Amount, and the Formula Amount.

The 755,077 shares associated with the warrant, represented 299,847 shares originating from the Cambium Specified Asset Recoupment Amount and 455,230 shares originating from the Formula Amount, which are described more fully below.

•

The Cambium Specified Asset Recoupment Amount was based upon the net amount of recoveries that the Company received on and after June 1, 2009, including periods after the effective time of the mergers, with respect to an embezzlement matter that was discovered in April 2008.  The Company received net recoveries of approximately $4.3 million with respect to this matter.  The Cambium Specified Asset Recoupment Amount equals 0.45 multiplied by the quotient of the aggregate net recoveries divided by $6.50.  Therefore 299,847 shares were available under the Holdings Warrant related to the Cambium Specified Asset Recoupment Amount.  In accordance with applicable accounting guidance for distinguishing liabilities from equity, this award was recorded to equity when no other significant contingencies remained related to the Cambium Specified Asset Recoupment Amount.

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

Securities Authorized for Issuance

Securities authorized for issuance under equity compensation plans at December 31, 2015 are as follows:

(in thousands, except per share amounts)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity incentive plans (a)
Equity compensation plans approved by security holders	2,882	$1.93	1,710
Equity compensation plans not approved by security holders	—	—	—
Total	2,882	$1.93	1,710
(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights,” and issued restricted stock.

Note 15 — Income Taxes

Losses before income taxes for the years ended December 31, 2015 and 2014 were primarily attributable to the United States.

Income tax expense attributable to income included the following:

	Year Ended December 31,
(in thousands)	2015	2014
Current income tax expense:
United States federal	$—	$—
State and local	157	291
Total current income tax expense	157	291
Deferred income tax expense:
United States federal	—	(902)
State and local	36	1,211
Total deferred income tax expense	36	309
Income tax expense	$193	$600

Reconciliation of income tax expense and the domestic federal statutory income tax benefit is as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Statutory federal income tax benefit	$(396)	$(3,274)
Increase (reduction) from:
State taxes (net of federal benefit)	193	600
Change in valuation allowance	2,632	3,096
Provision to return adjustment - capital loss	(1,325)	—
Amortization of goodwill	(621)	(621)
Non-deductible expenses	181	156
Other	(471)	643
Income tax expense	$193	$600

Deferred income taxes are primarily provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

The tax effects of each type of temporary difference and carryforward that give rise to a significant portion of deferred tax assets (liabilities) at December 31, 2015 and 2014 were as follows:

	December 31,
(in thousands)	2015	2014
Deferred tax assets attributable to:
Net operating loss carryforwards	$31,572	$27,645
Tax credit carryforwards	7,622	7,622
Reserves	4,259	4,864
Inventory	4,260	5,090
Deferred financing costs	—	2,064
Fixed assets	—	263
Deferred revenue	4,417	3,853
Intangibles	5,594	5,434
Other	2,295	1,895
Total gross deferred tax assets	60,019	58,730
Valuation allowance	(57,577)	(54,945)
Net deferred tax assets	2,442	3,785

Deferred tax liabilities attributable to:
Intangibles	(2,408)	(3,798)
Fixed assets	(34)	—
Net deferred tax liability	$—	$(13)

The deferred tax asset (liability) is classified as follows:

	December 31,
(in thousands)	2015	2014
Short-term deferred tax asset	$—	$546
Long-term deferred tax liability	—	(559)
Net deferred tax liability	$—	$(13)

The net increase in the valuation allowance in 2015 and 2014 was $2.6 million and $3.1 million, respectively.  The valuation allowance increased primarily because it offset the increase in the deferred tax asset derived from pre-tax losses.  As of December 31, 2015, there is no amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill.

At December 31, 2015, the amounts and expiration dates of loss and tax credit carryforwards were as follows:

(in thousands)	Amount as of December 31, 2015	Expire or start expiring at the end of:
U.S. net operating loss (1)	$84,769	2028
U.S. federal capital losses	3,785	2019

State net operating loss carryforward (net):
State tax net operating losses	3,249	2016 – 2035

Tax credits:
Minimum tax credit	7,444	Carry forward indefinitely
Other tax credits	178	2016 – 2021
Total tax credits	$7,622

(1)	$27.8 million of the U.S. net operating loss (NOL) above is related to the VLCY acquisition.

Income taxes paid, net of tax refunds, was $0.6 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively.

Uncertain Tax Positions

The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained.  For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits, and relevant GAAP, to determine the amount of tax benefits to recognize in the financial statements.  For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in the financial statements is recorded to Other Liabilities in the Consolidated Balance Sheets as an unrecognized tax benefit (“UTB”).  The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities.

A reconciliation of the change in the UTB balance for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Unrecognized tax benefit, beginning of period	$6,464	$6,389
Increases for tax positions in prior periods	—	778
Decreases for effectively settled tax positions	(228)	(703)
Decreases for expiration of the statute of limitations	—	—
Unrecognized tax benefit, end of period	$6,236	$6,464

Included in the balance of unrecognized tax benefits at December 31, 2015 are approximately $0.9 million of tax benefits that, if recognized, would affect the effective tax rate.  The recognition of the remaining uncertain tax positions would not affect the effective tax rate, but would instead increase or would have increased available tax attributes.  However, the recognition of the tax attribute would be offset by an increase in the deferred tax asset valuation allowance resulting in no net impact in the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense.  Related to the unrecognized tax benefits noted above, the Company recognized no penalties (gross) and $0.1 million for interest (gross) during the year ended December 31, 2015.  At December 31, 2015, the Company has liabilities of $0.2 million for penalties (gross) and $0.2 million for interest (gross).

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

Note 16 — Commitments and Contingencies

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

Purchase Commitments

From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business.  These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term.  These open purchase commitments totaled $0.1 million as of December 31, 2015.

Letters of Credit

The Company has letters of credit outstanding at December 31, 2015 in the amount of $0.9 million to support credit collections and workers’ compensation activity.  The Company maintains certificates of deposit of $0.9 million to serve as collateral for these letters of credit.  The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program.  The certificates of deposit and money market fund investment are included in Collateral Investments in Note 6 — Other Assets.

Note 17 — Related Party Transactions

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

In 2009, the Company entered into a consulting fee agreement, as amended, with VSS Fund Management LLC (the “Consulting Agreement”) entitling VSS to the following fees: (i) a fee equal to 1% of the gross proceeds of any debt or equity financing by the Company, and (ii) a fee equal to 1% of the enterprise value of any entities acquired or disposed of by the Company.  These obligations will remain in effect until the earlier of the date on which (i) VSS no longer has any employees serving on the Company’s board of directors, (ii) funds managed by VSS cease to beneficially own at least 10% of the Company’s outstanding common stock and, (iii) unless the Company’s audit committee renews the Consulting Agreement, January 1, 2017.  During the year ended December 31, 2015, the Company paid VSS $40 thousand under the Consulting Agreement as a result of the Headsprout acquisition and $1.4 million as a result of the Senior Secured Credit Facility financing.

The Company and VSS agreed to amend the Consulting Agreement, effective March 19, 2013, and have entered into Amendment No. 1 to the Consulting Agreement (the "Amendment") such that, in addition to the fees currently payable to VSS thereunder, on January 1st of each calendar year, with the first payment payable to VSS as of January 1, 2013, VSS will be entitled to an annual payment of $70 thousand for monitoring services for the then-current calendar year, provided that if an employee of VSS serves as Chairman of the Company’s Board of Directors (the "Board"), such fee is subject to a dollar-for-dollar reduction in the amount of the annual retainer received by such VSS employee (as contemplated by the Company’s then current board compensation program).

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

In connection with the Credit Agreement, VSS Fund Management LLC provided to the Administrative Agent, on behalf of the Lenders under the Credit Agreement, a management fee subordination agreement.  This agreement limits the ability of VSS Fund Management LLC to amend the terms of the Agreement dated of July 24, 2009, by and between VSS Fund Management LLC and Cambium Learning Group, Inc., as amended by that certain Amendment No. 1 to Agreement dated as of March 19, 2013.

VSS also currently receives an annual retainer of $65 thousand each for the services of Mr. Stevenson and Mr. Bainbridge on the board of directors.  In total, VSS received $0.2 million in cash during the years ended December 31, 2015 and 2014 related to the services of these directors, plus reimbursement of out-of-pocket expenses.

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

Walsh Employment Agreement

On April 30, 2013, the Company entered into an employment agreement with Joe Walsh, Chairman of the Company’s board of directors.  For his services as Chairman and as a consultant to the Company, Mr. Walsh receives total annual compensation of $0.3 million.

Note 18 — Segment Reporting

Geographic Information and Concentrations of Credit Risk

The Company’s geographic area of operation is predominantly the United States.  Export or foreign sales to locations outside the United States was approximately 8% of total sales for the years ended December 31, 2015 and 2014, with approximately 5% of total sales in Canada in each year.  No single customer accounted for more than 10% of consolidated net revenues for any years presented. No single customer accounted for more than 10% of the accounts receivable balance at December 31, 2015.  One single customer accounted for approximately 15% of the accounts receivable balance at December 31, 2014.  Although the loss of a single customer or a few customers would not have a material adverse effect on the Company’s business, schedules of school adoptions, available funding for school districts, and market acceptance of the Company’s products can materially affect year-to-year revenue performance.

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

Reclassification of Certain Operating Expenses and General Capital Expenditures

Certain operating expenses, such as rent, personnel and consulting fees, previously pooled and reported in Other in the segment information have been reclassified to the applicable reportable segment to which the expense directly supported.  Additionally, General Capital Expenditures, also previously reported in Other in the segment information, have been reclassified to the applicable reportable segment to which the expenditure related.  These reclassifications were made in order to provide a more complete depiction of the reportable segments as stand-alone operations.  Segment disclosures for the year ended December 31, 2014 were conformed to the 2015 presentation.

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

In the quarter ended June 30, 2014, the Company completed the sale of the IntelliTools product line for $0.8 million.  Net revenues associated with the IntelliTools product line were $0.3 million during 2014 through the date of sale.

The reportable segments’ results of operations for the years ended December 31, 2015 and 2014 are presented in the tables below.

	Year Ended December 31, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Product revenues	$55,167	$62,846	$20,162	$—	$138,175
Service revenues	—	6,745	—	—	6,745
Total net revenues	55,167	69,591	20,162	—	144,920
Cost of product revenues	1,950	22,161	3,068	—	27,179
Cost of service revenues	—	4,151	—	—	4,151
Amortization expense	—	—	—	17,370	17,370
Total cost of revenues	1,950	26,312	3,068	17,370	48,700
Other operating expenses	24,785	27,384	9,992	14,005	76,166
Depreciation and amortization expense	—	—	—	3,868	3,868
Total costs and expenses	26,735	53,696	13,060	35,243	128,734

Income (loss) before interest, other income (expense) and income taxes	28,432	15,895	7,102	(35,243)	16,186

Net interest expense	—	—	—	(13,981)	(13,981)
Loss on extinguishment of debt	—	—	—	(4,016)	(4,016)
Other income, net	—	—	—	679	679
Income tax expense	—	—	—	(193)	(193)
Segment net income (loss)	$28,432	$15,895	$7,102	$(52,754)	$(1,325)
Expenditures for property, equipment, software and pre-publication costs	$8,070	$8,812	$2,592	$463	$19,937

	Year Ended December 31, 2014
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Product revenues	$44,385	$70,819	$18,138	$—	$133,342
Service revenues	—	8,405	—	—	8,405
Total net revenues	44,385	79,224	18,138	—	141,747
Cost of product revenues	1,586	27,631	2,867	—	32,084
Cost of service revenues	—	5,790	—	—	5,790
Amortization expense	—	—	—	18,270	18,270
Total cost of revenues	1,586	33,421	2,867	18,270	56,144
Other operating expenses	19,202	30,147	10,213	13,786	73,348
Depreciation and amortization expense	—	—	—	4,209	4,209
Total costs and expenses	20,788	63,568	13,080	36,265	133,701

Income (loss) before interest, other income (expense) and income taxes	23,597	15,656	5,058	(36,265)	8,046

Net interest expense	—	—	—	(17,659)	(17,659)
Loss on extinguishment of debt	—	—	—	(922)	(922)
Other income, net	—	—	—	1,180	1,180
Income tax expense	—	—	—	(600)	(600)
Segment net income (loss)	$23,597	$15,656	$5,058	$(54,266)	$(9,955)
Expenditures for property, equipment, software and pre-publication costs	$6,831	$8,249	$1,917	$878	$17,875

Note 19 — Interim Financial Information (Unaudited)

The following table presents the Company’s quarterly results of operations for the years ended December 31, 2015 and 2014.

	Three Months Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,	Fiscal Year
Fiscal 2015
Net revenues	$31,471	$37,454	$40,339	$35,656	$144,920
Cost of revenues	6,886	8,277	9,120	7,047	31,330
Other operating expenses	23,506	23,619	25,669	24,610	97,404
Income (loss) before income taxes	(2,380)	2,192	2,179	(3,123)	(1,132)
Income tax (expense) benefit	(118)	(186)	(213)	324	(193)
Net income (loss)	$(2,498)	$2,006	$1,966	$(2,799)	$(1,325)

Basic income (loss) per share	$(0.05)	$0.04	$0.04	$(0.06)	$(0.03)
Diluted income (loss) per share	$(0.05)	$0.04	$0.04	$(0.06)	$(0.03)

Fiscal 2014
Net revenues	$31,080	$36,243	$41,144	$33,280	$141,747
Cost of revenues	9,011	9,930	11,045	7,888	37,874
Other operating expenses	23,849	23,016	25,210	23,752	95,827
Income (loss) before income taxes	(6,516)	(1,265)	1,047	(2,621)	(9,355)
Income tax (expense) benefit	(71)	(23)	(52)	(454)	(600)
Net income (loss)	$(6,587)	$(1,288)	$995	$(3,075)	$(9,955)

Basic income (loss) per share	$(0.14)	$(0.03)	$0.02	$(0.07)	$(0.22)
Diluted income (loss) per share	$(0.14)	$(0.03)	$0.02	$(0.07)	$(0.22)

Note 20 – Subsequent Events

On February 26, 2016, the Company entered into interest rate cap agreements for approximately half of its outstanding Term Loan A and Term Loan B loans, less required amortization for a three year period.  Under the interest rate cap agreements, the Company will receive payments for any period that the three-month LIBOR rate exceeds 2.5%.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework (2013). Through management’s assessment, management did not identify any material weaknesses in the Company’s internal control over financial reporting as of December 31, 2015.

As a result of the assessment discussed above, management of the Company has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

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

Item 9B.       Other Information.

None.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance.

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the Company’s 2016 Annual Meeting of Stockholders expected to be held May 25, 2016 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

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

PART IV

Item 15.       Exhibits and Financial Statement Schedules.

(a) 1. Financial statements:

The following Consolidated Financial Statements of Cambium Learning Group, Inc. are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firm
•	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015 and 2014
•	Consolidated Balance Sheets at December 31, 2015 and 2014
•	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2015 and 2014

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

*3.3

Third Amended and Restated Certificate of Incorporation of Cambium Learning Group, Inc. (formerly known as Cambium Holdings, Inc.) (incorporated by reference to Exhibit 3.3 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 17, 2015).

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

*10.28

Pre-Programmed Corporate Stock Repurchase Plan, dated June 5, 2012, by and among Cambium Learning Group, Inc. and Robert W. Baird & Co (incorporated by reference to Exhibit 10.28 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 8, 2013 (File No. 001-34575)).

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

*10.39

Employment Agreement, dated March 27, 2015, between Cambium Learning Group, Inc. and Carolyn Getridge (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated March 27, 2015, filed with the SEC on April 2, 2015).

*10.40

Amendment, effective April 30, 2015, to Logistics Services Agreement, dated February 22, 2012, between Cambium Learning, Inc. and Ozburn-Hessey Logistics, LLC (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated May 11, 2015, filed with the SEC on May 15, 2015).

10.41

Credit Agreement Dated as of December 10, 2015, among Cambium Learning, Inc., Cambium Learning Group, Inc., Webster Bank, N.A., as Administrative Agent, L/C Issuer and a Lender, and The Other Lenders Party Thereto.

10.42

Management Fee Subordination Agreement, by and between VSS Fund Management LLC and Cambium Learning, Inc., Cambium Learning Group, Inc., Webster Bank, N.A., as Administrative Agent, L/C Issuer and a Lender, and The Other Lenders Party Hereto.

10.43	Security Agreement Dated as of December 10, 2015, among Cambium Learning, Inc., Cambium Learning Group, Inc., the other Grantors party thereto and Webster Bank, N.A.

10.44	Guaranty Agreement Dated as of December 10, 2015, among Cambium Learning Group, Inc. and the Subsidiaries of Cambium Learning Inc., as guarantors and Webster Bank, N.A., as Administrative Agent.

10.45	Pledge Agreement Dated as of December 10, 2015, among Cambium Learning Group, Inc. and the Subsidiaries of Cambium Learning Inc., as pledgors and Webster Bank, N.A., as Administrative Agent.

Exhibit Number	Description
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

Exhibit Number	Description
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

Date: March 2, 2016	Cambium Learning Group, Inc.

	By:	/s/ Barbara Benson
Barbara Benson
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Campbell	Director and Chief Executive Officer (Principal Executive Officer)	March 2, 2016
John Campbell
/s/ Barbara Benson	Chief Financial Officer (Principal Financial Officer)	March 2, 2016
Barbara Benson
/s/ Joe Walsh	Executive Chairman of the Board of Directors	March 2, 2016
Joe Walsh
/s/ David F. Bainbridge	Director	March 2, 2016
David F. Bainbridge
/s/ Walter G. Bumphus	Director	March 2, 2016
Walter G. Bumphus
/s/ Clifford Chiu	Director	March 2, 2016
Clifford Chiu
/s/ Carolyn Getridge	Director	March 2, 2016
Carolyn Getridge
/s/ Thomas Kalinske	Director	March 2, 2016
Thomas Kalinske
/s/ Harold O. Levy	Director	March 2, 2016
Harold O. Levy
/s/ Jeffrey T. Stevenson	Director	March 2, 2016
Jeffrey T. Stevenson

EXHIBIT INDEX

Exhibit Number	Description

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

*3.3

Third Amended and Restated Certificate of Incorporation of Cambium Learning Group, Inc. (formerly known as Cambium Holdings, Inc.) (incorporated by reference to Exhibit 3.3 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 17, 2015).

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

*10.28

Pre-Programmed Corporate Stock Repurchase Plan, dated June 5, 2012, by and among Cambium Learning Group, Inc. and Robert W. Baird & Co (incorporated by reference to Exhibit 10.28 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 8, 2013 (File No. 001-34575)).

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

*10.39

Employment Agreement, dated March 27, 2015, between Cambium Learning Group, Inc. and Carolyn Getridge (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated March 27, 2015, filed with the SEC on April 2, 2015).

*10.40

Amendment, effective April 30, 2015, to Logistics Services Agreement, dated February 22, 2012, between Cambium Learning, Inc. and Ozburn-Hessey Logistics, LLC (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated May 11, 2015, filed with the SEC on May 15, 2015).

10.41

Credit Agreement Dated as of December 10, 2015, among Cambium Learning, Inc., Cambium Learning Group, Inc., Webster Bank, N.A., as Administrative Agent, L/C Issuer and a Lender, and The Other Lenders Party Thereto.

10.42

Management Fee Subordination Agreement, by and between VSS Fund Management LLC and Cambium Learning, Inc., Cambium Learning Group, Inc., Webster Bank, N.A., as Administrative Agent, L/C Issuer and a Lender, and The Other Lenders Party Hereto.

10.43	Security Agreement Dated as of December 10, 2015, among Cambium Learning, Inc., Cambium Learning Group, Inc., the other Grantors party thereto and Webster Bank, N.A.

10.44	Guaranty Agreement Dated as of December 10, 2015, among Cambium Learning Group, Inc. and the Subsidiaries of Cambium Learning Inc., as guarantors and Webster Bank, N.A., as Administrative Agent.

10.45	Pledge Agreement Dated as of December 10, 2015, among Cambium Learning Group, Inc. and the Subsidiaries of Cambium Learning Inc., as pledgors and Webster Bank, N.A., as Administrative Agent.

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