Form 10-Q
period 2016-03-31
CAMBIUM LEARNING GROUP, INC.
filed 2016-05-05
CIK 1466815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 29, 2016 was 45,760,702.

Item 1. Financial Statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenues	$33,674	$31,471
Cost of revenues:
Cost of revenues	7,007	6,886
Amortization expense	3,650	4,003
Total cost of revenues	10,657	10,889
Research and development expense	3,120	2,477
Sales and marketing expense	12,311	10,644
General and administrative expense	5,002	5,215
Shipping and handling costs	159	174
Depreciation and amortization expense	841	993
Total costs and expenses	32,090	30,392
Income before interest, other income (expense) and income taxes	1,584	1,079
Net interest expense	(1,764)	(3,674)
Other income, net	—	215
Loss before income taxes	(180)	(2,380)
Income tax benefit (expense)	78	(118)
Net loss	$(102)	$(2,498)
Other comprehensive loss:
Amortization of net pension loss	37	56
Comprehensive loss	$(65)	$(2,442)
Net loss per common share:
Basic	$(0.00)	$(0.05)
Diluted	$(0.00)	$(0.05)
Average number of common shares and equivalents outstanding:
Basic	45,739	45,479
Diluted	45,739	45,479

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,900	$8,645
Accounts receivable, net	9,574	14,640
Inventory	4,436	4,694
Restricted assets, current	1,254	1,265
Other current assets	9,383	9,981
Total current assets	29,547	39,225
Property, equipment and software at cost	58,182	55,824
Accumulated depreciation and amortization	(34,737)	(33,284)
Property, equipment and software, net	23,445	22,540
Goodwill	47,842	47,842
Acquired curriculum and technology intangibles, net	2,351	2,731
Acquired publishing rights, net	1,240	1,459
Other intangible assets, net	2,952	3,231
Pre-publication costs, net	16,913	16,441
Restricted assets, less current portion	2,814	3,099
Other assets	4,695	4,817
Total assets	$131,799	$141,385

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,166	$1,993
Accrued expenses	8,871	14,224
Revolving credit facility	10,500	—
Current portion of long-term debt	4,725	3,850
Deferred revenue, current	61,582	74,107
Total current liabilities	87,844	94,174
Long-term liabilities:
Long-term debt	96,269	97,872
Deferred revenue, less current portion	10,220	11,481
Other liabilities	11,451	12,027
Total long-term liabilities	117,940	121,380
Commitments and contingencies (See Note 12)
Stockholders' equity (deficit):
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at March 31, 2016 and December 31, 2015)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 52,293 and 52,268 shares issued, and 45,761 and 45,736 shares outstanding at March 31, 2016 and December 31, 2015, respectively)	52	52
Capital surplus	285,555	285,306
Accumulated deficit	(344,077)	(343,975)
Treasury stock at cost (6,532 shares at March 31, 2016 and December 31, 2015)	(12,784)	(12,784)
Accumulated other comprehensive loss:
Pension and postretirement plans	(2,731)	(2,768)
Accumulated other comprehensive loss	(2,731)	(2,768)
Total stockholders' equity (deficit)	(73,985)	(74,169)
Total liabilities and stockholders' equity (deficit)	$131,799	$141,385

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net loss	$(102)	$(2,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,491	4,996
Amortization of note discount and deferred financing costs	280	304
Stock-based compensation and expense	208	135
Other	—	1
Changes in operating assets and liabilities:
Accounts receivable, net	5,066	2,301
Inventory	258	(188)
Other current assets	598	(635)
Other assets	77	(257)
Restricted assets	296	306
Accounts payable	173	1,384
Accrued expenses	(5,353)	(5,808)
Deferred revenue	(13,786)	(9,448)
Other long-term liabilities	(539)	(177)
Net cash used in operating activities	(8,333)	(9,584)
Investing activities:
Expenditures for property, equipment, software and pre-publication costs	(4,990)	(4,783)
Net cash used in investing activities	(4,990)	(4,783)
Financing activities:
Principal payments under capital lease obligations	—	(264)
Repayment of debt	(963)	—
Borrowings under revolving credit facility	11,000	—
Payment of revolving credit facility	(500)	—
Proceeds from exercise of stock options	41	19
Net cash provided by (used in) financing activities	9,578	(245)
Change in cash and cash equivalents	(3,745)	(14,612)
Cash and cash equivalents, beginning of period	8,645	34,387
Cash and cash equivalents, end of period	$4,900	$19,775

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

Presentation

The Condensed Consolidated Financial Statements include the accounts of Cambium Learning Group, Inc. and its subsidiaries (the “Company”) and are unaudited.  The condensed consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements.  All intercompany transactions have been eliminated.

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted.  The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results.  These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  Due to seasonality, the results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 2016.

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

Note 2 — Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns.  The allowance for doubtful accounts and estimated sales returns totaled $0.2 million at March 31, 2016 and December 31, 2015.  The allowance for doubtful accounts is based on a review of outstanding balances and historical collection experience.  The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment, could reasonably be expected to cause sales returns to differ from historical experience.

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

Stock-Based Compensation and Expense

The following table presents our stock-based compensation expense resulting from stock options that are recorded in our condensed consolidated statements of operations and comprehensive loss for the periods presented:

	Three Months Ended March 31,
(in thousands)	2016	2015
Cost of revenues	$15	$8
Research and development expense	41	28
Sales and marketing expense	48	33
General and administrative expense	104	66
Total	$208	$135

2016 Grants

In the first quarter 2016, the Company granted 290,000 options under the Incentive Plan with an exercise price of $4.50.  The options vest in equal monthly installments on the last day of the month over a four year period, with an initial vesting date of March 31, 2016.

Note 4 — Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock awards using the treasury stock method.  Weighted-average shares from common share equivalents in the amount of 2,885,243 for the three months ended March 31, 2016, and 2,612,281 for the three months ended March 31, 2015, respectively, were excluded from the respective dilutive shares outstanding because their effect was anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Numerator:
Net loss	$(102)	$(2,498)
Denominator:
Basic:
Weighted-average common shares used in computing basic net loss per share	45,739	45,479
Diluted:
Add weighted-average effect of dilutive securities:
Stock options and restricted stock awards	—	—
Weighted-average common shares used in computing diluted net loss per share	45,739	45,479
Net loss per common share:
Basic	$(0.00)	$(0.05)
Diluted	$(0.00)	$(0.05)

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

At March 31, 2016, financial instruments include $4.9 million of cash and cash equivalents, restricted assets of $4.1 million, collateral investments of $1.8 million, $10.5 million of borrowings under the Revolving Credit Facility, and Senior Secured Credit Facility term loans, net of discount and deferred financing costs, of $101.0 million.  At December 31, 2015, financial instruments include $8.6 million of cash and cash equivalents, restricted assets of $4.4 million, collateral investments of $1.8 million, and Senior Secured Credit Facility term loans, net of discount and deferred financing costs, of $101.7 million.  The fair market values of cash equivalents, restricted assets, and collateral investments are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period.  See Note 13 – Long-Term Debt for additional information regarding the Company’s Revolving Credit Facility and term loans.

 At March 31, 2016 and December 31, 2015, the carrying value of the Company’s Senior Secured Credit Facility term loans and Revolving Credit Facility approximates the fair value, as the borrowings are tied to the London Interbank Offered Rate (“LIBOR”) and are market sensitive.

Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$4,068	$4,068	$—	$—
Collateral Investments:
Money Market	905	905	—	—
Certificates of Deposit	879	879	—	—

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$4,364	$4,364	$—	$—
Collateral Investments:
Money Market	905	905	—	—
Certificates of Deposit	878	878	—	—

(in thousands)	Total Gains (Losses) for the Three Months Ended March 31,
Description	2016	2015
Restricted Assets:
Money Market	$—	$—
Collateral Investments:
Money Market	—	—
Certificates of Deposit	—	—

Assets and liabilities measured at fair value on a non-recurring basis are listed below at their carrying values as of each reporting date:

(in thousands)		Fair Value at Reporting Date Using
Description	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	23,445	—	—	23,445
Pre-publication costs, net	16,913	—	—	16,913
Acquired curriculum and technology intangibles, net	2,351	—	—	2,351
Acquired publishing rights, net	1,240	—	—	1,240
Other intangible assets, net	2,952	—	—	2,952

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	22,540	—	—	22,540
Pre-publication costs, net	16,441	—	—	16,441
Acquired curriculum and technology intangibles, net	2,731	—	—	2,731
Acquired publishing rights, net	1,459	—	—	1,459
Other intangible assets, net	3,231	—	—	3,231

(in thousands)	Total Gains (Losses) for the Three Months Ended March 31,
Description	2016	2015
Goodwill	$—	$—
Property, equipment and software, net	—	—
Pre-publication costs, net	—	—
Acquired curriculum and technology intangibles, net	—	—
Acquired publishing rights, net	—	—
Other intangible assets, net	—	—

There were no significant remeasurements of these assets during the three months ended March 31, 2016 or 2015.

Note 6 — Other Current Assets

Other current assets at March 31, 2016 and December 31, 2015 consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Deferred costs	$7,144	$8,514
Prepaid expenses	2,139	1,367
Other	100	100
Other current assets	$9,383	$9,981

Note 7 — Other Assets

Other assets at March 31, 2016 and December 31, 2015 consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Collateral investments	$1,784	$1,783
Deferred costs, less current portion	1,311	1,479
Deferred financing costs - revolving credit facility	846	892
Other	754	663
Other assets	$4,695	$4,817

Deferred Financing Costs

Deferred financing costs relate to costs incurred with the issuance of the Senior Secured Credit Agreement.  See Note 13 – Long-Term Debt.

Collateral Investments

The Company maintains certificates of deposit to collateralize its outstanding letters of credit associated with credit collections and workers’ compensation activity.  At March 31, 2016 and December 31, 2015, the Company had $0.9 million in certificates of deposit serving as collateral for its outstanding letters of credit.

Additionally, the Company maintains a money market fund investment to serve as collateral for a travel card program.  The balance of the money market fund investment was $0.9 million at March 31, 2016 and December 31, 2015.

Note 8 — Accrued Expenses

Accrued expenses at March 31, 2016 and December 31, 2015 consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Salaries, bonuses and benefits	$4,420	$9,383
Pension and post-retirement benefit plans	1,093	1,093
Accrued royalties	740	1,201
Accrued interest	57	—
Other	2,561	2,547
Accrued expenses	$8,871	$14,224

Accrued Interest

Accrued interest at March 31, 2016 and December 31, 2015 relates to the Company’s Senior Secured Credit Agreement.  See Note 13 – Long-Term Debt.

Pension and Post-Retirement Benefit Plans

See Note 10 – Pension Plan for additional information regarding the Company’s pension plan.

Note 9 — Other Liabilities

Other liabilities at March 31, 2016 and December 31, 2015 consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Pension and post-retirement benefit plans, long-term portion	$9,723	$9,903
Deferred rent	830	881
Long-term income tax payable	560	896
Long-term deferred compensation	338	347
Other liabilities	$11,451	$12,027

Pension and Post-Retirement Benefit Plans

See Note 10 – Pension Plan for additional information regarding the Company’s pension plan.

Note 10 — Pension Plan

The net pension costs of the Company’s defined benefit pension plan were comprised primarily of interest costs and totaled $0.1 million and $0.2 million, respectively, for the three months ended March 31, 2016 and 2015.  The net pension costs for the three months ended March 31, 2016 and 2015 included the amortization of accumulated net loss of $37 thousand and $0.1 million, respectively.

Note 11 — Uncertain Tax Positions

The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained.  For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in its financial statements.  For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in its financial statements is recorded to Other Liabilities in the Condensed Consolidated Balance Sheets as an unrecognized tax benefit (“UTB”).  The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities.  The balance of UTBs was $6.0 million at March 31, 2016 and $6.2 million at December 31, 2015.

Included in the balance of unrecognized tax benefits at March 31, 2016 are approximately $0.6 million of tax benefits that, if recognized, would affect the effective tax rate.  The recognition of the remaining uncertain tax positions would not affect the effective tax rate, but would instead increase or would have increased available tax attributes.  However, the recognition of the tax attribute would be offset by an increase in the deferred tax asset valuation allowance resulting in no net impact in the effective tax rate.

The Company recognizes interest accrued related to its UTBs and penalties as income tax expense.  Related to the UTBs noted above, the Company recognized no penalties and immaterial interest during the three months ended March 31, 2016.  At March 31, 2016, the Company has liabilities of $0.1 million for penalties (gross) and $0.1 million for interest (gross).  During the three months ended March 31, 2016, UTBs were decreased by $0.3 million for effectively settled tax positions.

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

Purchase Commitments

From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business.  These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. These open purchase commitments totaled $0.5 million as of March 31, 2016.

Letters of Credit

The Company has letters of credit outstanding at March 31, 2016 in the amount of $0.9 million to support credit collections and workers’ compensation activity.  The Company maintains certificates of deposit of $0.9 million as collateral for the letters of credit as well as an additional deposit to support Automated Clearing House processing and credit card collections. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificates of deposit and money market fund investment are included in Collateral Investments in Note 7 — Other Assets.

Note 13 — Long-Term Debt

Long-term debt at March 31, 2016 and December 31, 2015 consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Senior secured credit facility term loans maturing December 10, 2020	$104,037	$105,000
Less: Unamortized discount	(1,725)	(1,856)
Less: Unamortized deferred financing costs	(1,318)	(1,422)
Total debt	100,994	101,722
Less: current portion of long-term debt	4,725	3,850
Long-term debt	$96,269	$97,872

Senior Secured Credit Facility

On December 10, 2015, Cambium Learning, Inc. (the “Borrower”), a wholly-owned subsidiary of Cambium Learning Group, Inc., entered into a $135.0 million Senior Secured Credit Agreement (the “Credit Agreement”) among the Borrower, the Company,  Webster Bank, N.A., as Administrative Agent, L/C Issuer and a Lender, and the other Lenders party thereto, with Webster Bank, N.A., as Joint Lead Arranger, the Governor and Company of the Bank of Ireland, as a Joint Lead Arranger and Syndication Agent, and Capital One National Association, and Babson Capital Finance, LLC, as Co-Documentation Agents (the “Senior Secured Credit Facility”).  The Senior Secured Credit Facility consists of a term loan A in an initial amount of $70.0 million (“Term Loan A”), a term loan B in an initial amount of $35.0 million (“Term Loan B”) and a $30.0 million revolving credit facility (the “Revolving Credit Facility”), secured by a lien on substantially all assets and capital stock of the Company, the Borrower and the Borrower’s subsidiaries (collectively, the “Loan Parties”).  The Senior Secured Credit Facility matures on December 10, 2020.

Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or the LIBOR rate (subject to a 1.0% floor), at the Borrower’s option, plus an applicable margin.   The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans.  The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation; however, the highest level of margin is applicable until the Company completes its second quarter 2016 leverage calculation.  The applicable margin for the Term Loan B is 4.25% for Base Rate loans and 5.25% for LIBOR loans.  From the inception of the Senior Secured Credit Facility to the end of the first quarter 2016, an interest rate of 5.5% applied to the Term Loan A and Revolving Credit Facility and an interest rate of 6.25% applied to the Term Loan B.  Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%.  Interest is payable quarterly in arrears, or earlier for loans with shorter interest periods.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence indebtedness, restrictions on investments and dispositions, limitations on fundamental changes to the Loan Parties, a maximum consolidated net leverage ratio, and minimum fixed charge coverage ratio. Upon an event of default, and after any applicable cure period, the Administrative Agent can accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants.  At March 31, 2016, the Company was in compliance with all covenants related to the Credit Facility.

The principal balances of the Senior Secured Credit Facility were issued at a discount, representing fees paid to lenders, which are amortized over the life of the debt using the effective interest rate method.  Unamortized discount at March 31, 2016 and December 31, 2015 was $1.7 million and $1.9 million, respectively.

The Company incurred debt issuance costs associated with the Senior Secured Credit Facility, which were deferred and are amortized over the term of the related debt using the effective interest method.  Unamortized deferred financing costs related to the Term Loan A and Term Loan B totaled $1.3 million and $1.4 million at March 31, 2016 and December 31, 2015 and are presented as a reduction to Long-term Debt in the Consolidated Balance Sheets.  Unamortized deferred financing costs related to the Revolving Credit Facility totaled $0.8 million and $0.9 million at March 31, 2016 and December 31, 2015, respectively, and are classified as Other Assets in the Consolidated Balance Sheets.

At March 31, 2016, the Company had outstanding principal balances of $69.1 million of Term Loan A, $34.9 million of Term Loan B, and $10.5 million under the Revolving Credit Facility, and had $19.5 million borrowing availability under the Revolving Credit Facility.

In February 2016, the Company paid $0.1 million to enter into interest rate cap agreements for approximately half of its outstanding Term Loan A and Term Loan B loans, less required amortization, for a three year period.  Under the interest rate cap agreements, the Company will receive payments for any period that the three-month LIBOR rate exceeds 2.5%.

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

Voyager Sopris Learning Segment

The Voyager Sopris Learning segment includes the Company’s Voyager Sopris Learning and Kurzweil Education brands.

Voyager Sopris Learning Brand

The Voyager Sopris Learning brand is committed to partnering with school districts to meet and surpass their goals for student achievement.  The Voyager Sopris Learning suite of instructional and service solutions is not only research based, but also evidence based — proven to increase student achievement and educator effectiveness.  Voyager Sopris Learning’s solutions have been fully tested in the classroom, ensuring that they are easy to implement and teacher friendly.  They are innovative, both in overall instructional approach and in the strategic use of technology in blended and 100% online solutions and are supported by an unparalleled commitment to build local capacity for sustained success.  With a comprehensive suite of instructional resources, the Voyager Sopris Learning brand provides assessments, professional development and school improvement services, literacy and math instructional tools — both comprehensive intervention and supplemental — and resources to build a positive school climate.

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

	Three Months Ended March 31, 2016
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net revenues	$15,728	$12,336	$5,610	$—	$33,674
Cost of revenues	635	5,359	1,013	—	7,007
Amortization expense	—	—	—	3,650	3,650
Total cost of revenues	635	5,359	1,013	3,650	10,657
Other operating expenses	7,168	7,026	2,772	3,626	20,592
Depreciation and amortization expense	—	—	—	841	841
Total costs and expenses	7,803	12,385	3,785	8,117	32,090

Income (loss) before interest, other income (expense) and income taxes	7,925	(49)	1,825	(8,117)	1,584

Net interest expense	—	—	—	(1,764)	(1,764)
Income tax benefit	—	—	—	78	78
Segment net income (loss)	$7,925	$(49)	$1,825	$(9,803)	$(102)
Expenditures for property, equipment, software and pre-publication costs	2,095	$2,159	610	126	$4,990

	Three Months Ended March 31, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net revenues	$12,935	$13,746	$4,790	$—	$31,471
Cost of revenues	466	5,742	678	—	6,886
Amortization expense	—	—	—	4,003	4,003
Total cost of revenues	466	5,742	678	4,003	10,889
Other operating expenses	5,596	6,648	2,597	3,669	18,510
Depreciation and amortization expense	—	—	—	993	993
Total costs and expenses	6,062	12,390	3,275	8,665	30,392

Income (loss) before interest, other income (expense) and income taxes	6,873	1,356	1,515	(8,665)	1,079

Net interest expense	—	—	—	(3,674)	(3,674)
Other income, net	—	—	—	215	215
Income tax expense	—	—	—	(118)	(118)
Segment net income (loss)	$6,873	$1,356	$1,515	$(12,242)	$(2,498)
Expenditures for property, equipment, software and pre-publication costs	$1,812	$2,285	$614	$72	$4,783

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with the audited Consolidated Financial Statements of Cambium Learning Group, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements.  Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “projects,” “forecasts,” “plans,” “anticipates,” “targets,” “outlooks,” “initiatives,” “visions,” “objectives,” “strategies,” “opportunities,” “drivers,” “intends,” “scheduled to,” “seeks,” “may,” “will,” or “should,” or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy, plans, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements.  Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements, as it is impossible for us to anticipate all factors that could affect our actual results.  These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in Part II, Item 1A and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015, and those described from time to time in our future reports filed with the SEC. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the results of any revisions to the forward-looking statements made in this report.

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

During 2016, our products have continued to receive awards and accolades from industry publications, including:

The 22snt Annual Best Educational Software Awards (“BESSIE”) presented by The ComputED Gazette

In April 2016, Learning A-Z, Voyager Sopris Learning, and ExploreLearning each received BESSIE Awards.  The BESSIE Awards target innovative and content-rich programs and websites that provide parents and teachers with technology to foster educational excellence and are awarded to titles submitted by publishers worldwide.  We won BESSIE Awards in the following categories:

Early Learning, Reading Website:  Headsprout by Learning A-Z

Early Learning, Reading Skills Website:  Raz-Kids by Learning A-Z

Early Elementary, Reading Website:  Headsprout by Learning A-Z

Early Elementary, Science Website:  Science A-Z by Learning A-Z

Early Elementary, Math Fluency Website:  Reflex by ExploreLearning

Upper Elementary, Science Website:  Science A-Z by Learning A-Z

Upper Elementary, Test Skills Website:  ReadyTest A-Z by Learning A-Z

Upper Elementary, Reading Website:  Reading A-Z by Learning A-Z

Upper Elementary, Writing Website:  Writing A-Z by Learning A-Z

Multilevel, ESL Website:  LANGUAGE! Live by Voyager Sopris Learning

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

Learning A-Z Segment

Learning A-Z is a PreK-6 education technology provider of digitally delivered resources and tools that support instruction and student growth in reading, writing, and science.  Founded in 2002, Learning A-Z believes that an enlightened approach to literacy — which starts with reading and writing, but also includes the development of key 21st century skills like communication, creativity, collaboration, and critical-thinking — is the foundation to all learning. With a robust library of incredibly effective and flexible curriculum resources, Learning A-Z provides the tools teachers need to deliver personalized instruction for a wide range of student needs, including English language learners, intervention, special education, and daily instruction. Learning A-Z’s resources are currently used in more than half the districts across the United States and Canada and in over 180 countries worldwide.  Learning A-Z is committed to:

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

Voyager Sopris Learning Segment

The Voyager Sopris Learning segment includes our Voyager Sopris Learning and Kurzweil Education brands.

Voyager Sopris Learning Brand

The Voyager Sopris Learning brand is committed to partnering with school districts to meet and surpass their goals for student achievement.  The Voyager Sopris Learning suite of instructional and service solutions is not only research based, but also evidence based — proven to increase student achievement and educator effectiveness.  Voyager Sopris Learning’s solutions have been fully tested in the classroom, ensuring that they are easy to implement and teacher friendly.  They are innovative, both in overall instructional approach and in the strategic use of technology in blended and 100% online solutions and are supported by an unparalleled commitment to build local capacity for sustained success.  With a comprehensive suite of instructional resources, the

Voyager Sopris Learning brand provides assessments, professional development and school improvement services, literacy and math instructional tools — both comprehensive intervention and supplemental — and resources to build a positive school climate.

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

Results of Operations

Bookings

Bookings is an internal, non-GAAP metric that measures the total dollar value of customer orders in a period, regardless of the timing of the related revenue recognition.  We consider Bookings a leading indicator of revenues.  During the three months ended March 31, 2016, consolidated Bookings decreased 3.7% to $21.3 million, compared to $22.1 million during the three months ended March 31, 2015.  Bookings by segment for the three months ended March 31, 2016 and the percentage change from the same period of 2015 were as follows:

•

Learning A-Z:  $8.2 million, decreased 3.1%, attributable to a higher number of early renewals in late 2015 and slower first quarter pacing in 2016.  Management’s full year expectation of Bookings growth of approximately 20% for Learning A-Z remains unchanged, with growth beginning to accelerate in the second or third quarter of the year.

•

Voyager Sopris Learning:  $10.6 million, decreased 13.1%. First quarter 2015 pacing was stronger than normal due to timing of sales, representing 17% of full year 2015 Bookings versus 14% in 2014 and 2013.  Full year 2016 pacing is expected to align more closely to historical patterns. Management’s full year expectation of Bookings growth between 1% and 5% for Voyager Sopris Learning remains unchanged, with growth beginning in the second or third quarter of the year.

•

ExploreLearning:  $2.6 million, increased 64.4%.  First quarter 2016 Bookings were favorably impacted by timing of renewals, which tend to fluctuate in this segment from quarter to quarter, and also from strong momentum from Reflex and the Gizmos simulations which are now upgraded to HTML5. Management’s full year expectation of Bookings growth between 10% and 20% for ExploreLearning remains unchanged, as pacing for the first quarter is strong but attributable in large part to timing of sales.

We continue to execute our strategy to shift resources to subscription and technology-enabled products.  For the three months ended March 31, 2016, technology-enabled products represented approximately 57% of Bookings versus 60% for the same period of 2015, due to the slow first quarter pacing at the Learning A-Z and Voyager Sopris Learning segments.  For purposes of this metric, technology-enabled products are defined as those products that are sold primarily as a technology-based solution or that could be used solely using a digital platform.  For the Voyager Sopris Learning segment, several products classified as technology-enabled include supplemental print materials.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	Three Months Ended				Year Over Year Change
	March 31, 2016		March 31, 2015		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Learning A-Z	$15,728	46.7%	$12,935	41.1%	$2,793	21.6%
Voyager Sopris Learning	12,336	36.6%	13,746	43.7%	(1,410)	(10.3)%
ExploreLearning	5,610	16.7%	4,790	15.2%	820	17.1%
Total net revenues	33,674	100.0%	31,471	100.0%	2,203	7.0%
Cost of revenues:
Learning A-Z	635	1.9%	466	1.5%	(169)	(36.3)%
Voyager Sopris Learning	5,359	15.9%	5,742	18.2%	383	6.7%
ExploreLearning	1,013	3.0%	678	2.2%	(335)	(49.4)%
Amortization expense	3,650	10.8%	4,003	12.7%	353	8.8%
Total cost of revenues	10,657	31.6%	10,889	34.6%	232	2.1%
Research and development expense	3,120	9.3%	2,477	7.9%	(643)	(26.0)%
Sales and marketing expense	12,311	36.6%	10,644	33.8%	(1,667)	(15.7)%
General and administrative expense	5,002	14.9%	5,215	16.6%	213	4.1%
Shipping and handling costs	159	0.5%	174	0.6%	15	8.6%
Depreciation and amortization expense	841	2.5%	993	3.2%	152	15.3%
Income before interest, other income (expense) and income taxes	1,584	4.7%	1,079	3.4%	505	(46.8)%
Net interest expense	(1,764)	(5.2)%	(3,674)	(11.7)%	1,910	52.0%
Other income, net	—	0.0%	215	0.7%	(215)	(100.0)%
Income tax benefit (expense)	78	0.2%	(118)	(0.4)%	196	166.1%
Net loss	$(102)	(0.3)%	$(2,498)	(7.9)%	$2,396	95.9%

Net revenues

Net revenues increased during the three months ended March 31, 2016 by 7.0% to $33.7 million, compared to $31.5 million during the same period of 2015.  Increased net revenues in Learning A-Z and ExploreLearning offset lower net revenues in Voyager Sopris Learning.  Net revenues by segment were as follows:

•

Learning A-Z’s net revenues increased $2.8 million, or 21.6%, to $15.7 million in the quarter ended March 31, 2016 compared to the same period of 2015.  Although Bookings declined slightly in the quarter, GAAP net revenues include a significant amount of recognition generated from prior period Bookings.

•

Voyager Sopris Learning’s net revenues decreased $1.4 million, or 10.3%, to $12.3 million during the quarter ended March 31, 2016 compared to the same period of 2015.  The year-over-year decline in revenues is the result of Voyager Sopris Learning’s Bookings decline.

•

ExploreLearning’s net revenues increased $0.8 million, or 17.1%, to $5.6 million during the quarter ended March 31, 2016 compared to the same period of 2015.  The increase in net revenues is a lower percentage than the increase in Bookings due to the deferral of current period Bookings, which are recognized pro-rata over the applicable subscription periods.

Cost of revenues

Cost of revenues primarily include print and royalty costs, and expenses to purchase, handle and warehouse product, and to provide services and support to customers.  Cost of revenues, excluding amortization, increased $0.1 million, or 1.8%, to $7.0 million in the first quarter of 2016 compared to $6.9 million in the same period of 2015.  Cost of revenues by segment were as follows:

•

Learning A-Z’s cost of revenues was relatively consistent year-over-year, increasing by $0.2 million, commensurate with higher net revenues, to $0.6 million in the quarter ended March 31, 2016 compared to the same period of 2015.

•

Voyager Sopris Learning’s cost of revenues decreased $0.4 million, or 6.7%, to $5.4 million in the quarter ended March 31, 2016 compared to the same period of 2015.  The decrease in cost of revenues was commensurate with the year-over-year decline in revenue.

•	ExploreLearning’s cost of revenues increased by $0.3 million, commensurate with higher net revenues, to $1.0 million in the quarter ended March 31, 2016.

Amortization expense

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology product development.  Amortization was $3.7 million in the first quarter of 2016, $0.4 million lower than 2015. The change was due to a decrease in amortization of acquired publishing rights and curriculum.

Research and development expense

Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization.  Research and development expense for the first quarter of 2016 increased $0.6 million to $3.1 million compared to $2.5 million for the first quarter of 2015.  The increase is due to planned investments to support growth initiatives, especially at Learning A-Z.

Sales and marketing expense

Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts.  Sales and marketing expense for the first quarter of 2016 increased $1.7 million to $12.3 million compared to $10.6 million for the first quarter of 2015.  The increase is due to planned investments to support growth initiatives, especially at Learning A-Z.

General and administrative expense

General and administrative expenses were slightly lower, decreasing by $0.2 million in the first quarter of 2016 to $5.0 million compared to $5.2 million for the first quarter of 2015, attributable to the timing of expenses.

Shipping and handling costs

Shipping and handling costs for the quarter ended March 31, 2016 remained consistent at $0.2 million compared to the first quarter of 2015.  Shipping and handling costs were 0.5% of net revenues for the three months ended March 31, 2016, in-line with the 0.6% of net revenues for the same period of 2015.

Net interest expense

Net interest expense decreased by $1.9 million, or 52.0%, to $1.8 million in the first quarter of 2016 compared to the same period in 2015 as a result of the debt refinancing completed in December 2015.

Other income, net

The Company had no Other income, net during the three months ended March 31, 2016 compared to $0.2 million for the same period in 2015.  The decrease was due to the Company terminating a sublease agreement in October 2015.

Income tax expense

We recorded an income tax benefit of $0.1 million for the first quarter of 2016 and income tax expense of $0.1 million during the first quarter of 2015.  We continue to maintain a valuation allowance against our deferred tax assets, which eliminates any non-current tax benefit generated.

Liquidity and Capital Resources

Our primary sources of liquidity are cash balances, cash flow from operations and the Revolving Credit Facility that we entered into in December 2015, as described below.  Sales seasonality attributable to the buying cycle of school districts, which generally starts at the beginning of each new school year in the fall, affects our operating cash flow.  As a result of this inherent seasonality, we normally incur a net cash deficit from all of our activities in the first and second quarters of the year and we normally generate cash in the third and fourth quarters of the year.  We expect borrowings under the Revolving Credit Facility to vary according to this seasonality.  At March 31, 2016, our cash balances were $4.9 million, our borrowings under the Revolving Credit Facility were $10.5 million, and we have $19.5 million of availability under the Revolving Credit Facility.

We believe that based on current and anticipated levels of operating performance and cash flow from operations, combined with our existing cash balances and availability under the Revolving Credit Facility, we will be able to make required principal and interest payments on our debt and fund our working capital, operational and capital expenditure requirements for the next 12 months.

Senior Secured Credit Facility

On December 10, 2015, we entered into a $135.0 million Senior Secured Credit Agreement (the “Credit Agreement”) which provides for a loan A in an initial amount of $70.0 million (“Term Loan A”), a term loan B in an initial amount of $35.0 million

(“Term Loan B”), and a $30.0 million revolving credit facility (the “Revolving Credit Facility”) (together, the “Senior Secured Credit Facility”), secured by a lien on substantially all of our assets.  The Senior Secured Credit Facility matures on December 10, 2020.

Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or LIBOR (subject to a 1.0% floor), at our option, plus an applicable margin.   The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans.  The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation; however, the highest level of margin is applicable until the Company completes its second quarter 2016 leverage calculation.  The applicable margin for the Term Loan B is 4.25% for Base Rate loans and 5.25% for LIBOR loans.  From the inception of the Senior Secured Credit Facility to the end of the first quarter 2016, an interest rate of 5.5% applied to the Term Loan A and Revolving Credit Facility and an interest rate of 6.25% applied to the Term Loan B.  Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%.  Interest is payable quarterly in arrears, or earlier for loans with shorter interest periods.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence indebtedness, restrictions on investments and dispositions, and limitations on fundamental changes.  A maximum consolidated net leverage ratio and minimum fixed charge coverage ratio are effective beginning in the first quarter of 2016.  Upon an event of default, and after any applicable cure period, the Administrative Agent could elect to accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants.  At March 31, 2016, the Company was in compliance with all covenants related to the Senior Secured Credit Facility.

Summary of Cash flows

Cash provided by (used in) our operating, investing and financing activities is summarized below:

	Three Months Ended March 31,
(in thousands)	2016	2015
Operating activities	$(8,333)	$(9,584)
Investing activities	(4,990)	(4,783)
Financing activities	9,578	(245)

Operating activities.  Cash used in operating activities was $8.3 million and $9.6 million for the three months ended March 31, 2016 and 2015, respectively.  In the first quarter of 2016, cash interest payments were $1.6 million, and during the first quarter of 2015, at which time we made a semi-annual interest payment under our previously outstanding 9.75% senior secured notes due 2017, cash interest payments were $6.8 million.  The $5.3 million favorable impact of the lower cash interest payments was partially offset by lower operational cash flow resulting from the lower Bookings and higher costs and expenses due to planned investments in the first quarter 2016 versus first quarter 2015.

Investing activities.  Cash used in investing activities was $5.0 million for the three months ended March 31, 2016 compared to $4.8 million during the same period of 2015.  Capital expenditures were $0.2 million higher in the three months ended March 31, 2016 compared to the same period in 2015.

Financing activities.  Cash provided by financing activities was $9.6 million for the three months ended March 31, 2016 compared to cash used in financing activities of $0.2 million for the three months ended March 31, 2015.  Cash inflows for the three months ended March 31, 2016 included net borrowings under the Revolving Credit Facility of $10.5 million.  Financing outflows for the three months ended March 31, 2016 included principal payments of the Senior Secured Credit Facility of $1.0 million.

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

Below are reconciliations of Bookings to Net Revenues and of Net Loss to Cash Income for the three months ended March 31, 2016 and 2015:

Reconciliation of Bookings to Net Revenues

	Three Months Ended March 31,
(in thousands)	2016	2015
Bookings	$21,318	$22,146
Change in deferred revenues	13,786	9,448
Other (a)	(1,430)	(123)
Net revenues	$33,674	$31,471

Reconciliation of Net Loss to Cash Income

	Three Months Ended March 31,
(in thousands)	2016	2015
Net loss	$(102)	$(2,498)
Reconciling items between net loss and EBITDA:
Depreciation and amortization expense	4,491	4,996
Net interest expense	1,764	3,674
Income tax (benefit) expense	(78)	118
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	6,075	6,290
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	—	(215)
Merger, acquisition and disposition activities (b)	154	181
Stock-based compensation and expense (c)	208	135
Adjusted EBITDA	6,437	6,391
Change in deferred revenues	(13,786)	(9,448)
Change in deferred costs	1,538	568
Capital expenditures	(4,990)	(4,783)
Cash income	$(10,801)	$(7,272)

Reconciliation of Bookings to Net Revenues by Segment – 2016

	Three Months Ended March 31, 2016
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$8,166	$10,553	$2,599	$21,318
Change in deferred revenues	7,650	3,133	3,003	13,786
Other (a)	(88)	(1,350)	8	(1,430)
Net revenues	$15,728	$12,336	$5,610	$33,674

Reconciliation of Net Income (Loss) to Cash Income by Segment - 2016

	Three Months Ended March 31, 2016
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net income (loss)	$7,925	$(49)	$1,825	$(9,803)	$(102)
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	4,491	4,491
Net interest expense	—	—	—	1,764	1,764
Income tax benefit	—	—	—	(78)	(78)
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	7,925	(49)	1,825	(3,626)	6,075
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Merger, acquisition and disposition activities (b)	—	—	—	154	154
Stock-based compensation and expense (c)	53	67	28	60	208
Adjusted EBITDA	7,978	18	1,853	(3,412)	6,437
Change in deferred revenues	(7,650)	(3,133)	(3,003)	—	(13,786)
Change in deferred costs	853	419	266	—	1,538
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	1,181	(2,696)	(884)	(3,412)	(5,811)
Capital expenditures − pre-publication costs	(1,254)	(655)	(147)	—	(2,056)
Capital expenditures − software development costs	(604)	(1,357)	(396)	—	(2,357)
Capital expenditures − general expenditures	(237)	(147)	(67)	(126)	(577)
Cash income	$(914)	$(4,855)	$(1,494)	$(3,538)	$(10,801)

Reconciliation of Bookings to Net Revenues by Segment - 2015

	Three Months Ended March 31, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$8,427	$12,138	$1,581	$22,146
Change in deferred revenues	4,509	1,736	3,203	9,448
Other (a)	(1)	(128)	6	(123)
Net revenues	$12,935	$13,746	$4,790	$31,471

Reconciliation of Net Income (Loss) to Cash Income by Segment - 2015

	Three Months Ended March 31, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net income (loss)	$6,873	$1,356	$1,515	$(12,242)	$(2,498)
Reconciling items between net income (loss) and EBITDA:
Depreciation and amortization expense	—	—	—	4,996	4,996
Net interest expense	—	—	—	3,674	3,674
Income tax expense	—	—	—	118	118
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	6,873	1,356	1,515	(3,454)	6,290
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	—	—	—	(215)	(215)
Merger, acquisition and disposition activities (b)	—	—	—	181	181
Stock-based compensation and expense (c)	36	41	16	42	135
Adjusted EBITDA	6,909	1,397	1,531	(3,446)	6,391
Change in deferred revenues	(4,509)	(1,736)	(3,203)	—	(9,448)
Change in deferred costs	351	(90)	307	—	568
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	2,751	(429)	(1,365)	(3,446)	(2,489)
Capital expenditures − pre-publication costs	(1,111)	(799)	(112)	—	(2,022)
Capital expenditures − software development costs	(433)	(1,382)	(406)	—	(2,221)
Capital expenditures − general expenditures	(268)	(104)	(96)	(72)	(540)
Cash income	$939	$(2,714)	$(1,979)	$(3,518)	$(7,272)

Footnotes

(a)

Other comprises timing differences between the invoicing of a transaction, which generates Bookings, and its recognition as either net revenues or deferred revenue.  The most common reasons for these timing differences include product that is shipped from our warehouse and invoiced but not recognized as revenues until physical delivery due to shipping terms, adjustments to the allowance for estimated sales returns, and revenue under contract that is earned and recognized in one period but invoiced in a subsequent period.  Bookings for the first quarter of 2016 includes an order totaling $1.2 million from a single customer that was received in late March and did not qualify for recognition as revenue or deferred revenue as it was not physically delivered and was subject to FOB destination shipping terms.  The delivery for the order was completed in April 2016.

(b)	Costs are related to merger and acquisition activities including due diligence and other non-operational charges such as pension and severance costs for former employees.
(c)	Stock-based compensation and expense is related to our outstanding options and restricted stock awards.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of March 31, 2016 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

This item is not required for a smaller reporting company.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our condensed consolidated financial statements in conformity with GAAP.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We included in our Form 10-K for the year ended December 31, 2015 a discussion of our critical accounting policies that are particularly important to the portrayal of our financial position and results of operations and that require the use of our management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

 We have made no material changes to any of the critical accounting policies discussed in our 2015 Form 10-K through March 31, 2016.

Recently Issued Financial Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (ASU 2016-02).  The guidance in ASU 2016-02 requires entities to record the assets and liabilities created by leases greater than one year.  This ASU is effective for interim periods and fiscal years beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued 2016-09, Compensation — Stock Compensation, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09).  The guidance simplifies certain aspects of accounting for stock based accounting.  ASU 2016-09 is effective for interim periods and fiscal years beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software:  Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05).  ASU 2015-05 provides guidance to assist an entity in evaluating the accounting for fees paid by a customer in a cloud computing arrangement.  Specifically, this ASU provides guidance to customers related to whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, the ASU requires a customer to account for the software license element of the arrangement in a manner consistent with the acquisition of other software licenses.  Where an arrangement does not include a software license, the ASU requires a customer to account for the arrangement as a service contract.  The amendments in this ASU apply only to internal-use software that a customer obtains access to in a hosting arrangement when specific criteria are met.  ASU 2015-05 is effective for interim and annual financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted.  We adopted ASU 2015-05 in the first quarter of 2016 with no material impact to our financial statements.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as such factors could materially affect the Company’s business, financial condition, or future results.  In the three months ended March 31, 2016, there were no material changes to the risk factors disclosed in the Company’s 2015 Annual Report on Form 10-K.  The risks described in the Annual Report on Form 10-K are not the only risks the Company faces.  Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

CAMBIUM LEARNING GROUP, INC.

Date: May 4, 2016	/s/ Barbara Benson
Barbara Benson,
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.

101.def	XBRL Taxonomy Extension Definition Linkbase Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.

* Furnished herewith.