Form 10-Q
period 2016-06-30
CAMBIUM LEARNING GROUP, INC.
filed 2016-08-11
CIK 1466815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 3, 2016 was 45,822,686.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2016 and June 30, 2015	3

	Condensed Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2016 and June 30, 2015	6

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION	31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 6.	Exhibits	32

SIGNATURE PAGE		33

EXHIBITS		34

Item 1. Financial Statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$39,084	$37,454	$72,758	$68,925
Cost of revenues:
Cost of revenues	7,732	8,277	14,739	15,163
Amortization expense	4,475	4,275	8,125	8,278
Total cost of revenues	12,207	12,552	22,864	23,441
Research and development expense	3,019	2,415	6,139	4,892
Sales and marketing expense	11,846	10,479	24,157	21,123
General and administrative expense	5,102	5,202	10,104	10,417
Shipping and handling costs	221	248	380	422
Depreciation and amortization expense	856	1,000	1,697	1,993
Total costs and expenses	33,251	31,896	65,341	62,288
Income before interest, other income (expense) and income taxes	5,833	5,558	7,417	6,637
Net interest expense	(1,958)	(3,626)	(3,722)	(7,300)
Other income, net	—	260	—	475
Income (loss) before income taxes	3,875	2,192	3,695	(188)
Income tax expense	(111)	(186)	(33)	(304)
Net income (loss)	$3,764	$2,006	$3,662	$(492)
Other comprehensive loss:
Amortization of net pension loss	37	56	74	112
Comprehensive income (loss)	$3,801	$2,062	$3,736	$(380)
Net income (loss) per common share:
Basic	$0.08	$0.04	$0.08	$(0.01)
Diluted	$0.08	$0.04	$0.08	$(0.01)
Average number of common shares and equivalents outstanding:
Basic	45,764	45,498	45,752	45,488
Diluted	47,116	46,698	47,082	45,488

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,868	$8,645
Accounts receivable, net	12,815	14,640
Inventory	3,857	4,694
Restricted assets, current	1,254	1,265
Other current assets	8,584	9,981
Total current assets	31,378	39,225
Property, equipment and software at cost	60,399	55,824
Accumulated depreciation and amortization	(36,007)	(33,284)
Property, equipment and software, net	24,392	22,540
Goodwill	47,842	47,842
Acquired curriculum and technology intangibles, net	1,970	2,731
Acquired publishing rights, net	1,022	1,459
Other intangible assets, net	2,672	3,231
Pre-publication costs, net	17,288	16,441
Restricted assets, less current portion	2,539	3,099
Other assets	4,671	4,817
Total assets	$133,774	$141,385

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,892	$1,993
Accrued expenses	12,207	14,224
Revolving credit facility	10,500	—
Current portion of long-term debt	5,600	3,850
Deferred revenue, current	54,306	74,107
Total current liabilities	86,505	94,174
Long-term liabilities:
Long-term debt	94,664	97,872
Deferred revenue, less current portion	11,339	11,481
Other liabilities	11,165	12,027
Total long-term liabilities	117,168	121,380
Commitments and contingencies (See Note 12)
Stockholders' equity (deficit):
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at June 30, 2016 and December 31, 2015)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 52,323 and 52,268 shares issued, and 45,791 and 45,736 shares outstanding at June 30, 2016 and December 31, 2015, respectively)	52	52
Capital surplus	285,840	285,306
Accumulated deficit	(340,313)	(343,975)
Treasury stock at cost (6,532 shares at June 30, 2016 and December 31, 2015)	(12,784)	(12,784)
Accumulated other comprehensive loss:
Pension and postretirement plans	(2,694)	(2,768)
Accumulated other comprehensive loss	(2,694)	(2,768)
Total stockholders' equity (deficit)	(69,899)	(74,169)
Total liabilities and stockholders' equity (deficit)	$133,774	$141,385

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Net income (loss)	$3,662	$(492)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	9,822	10,271
Amortization of note discount and deferred financing costs	557	611
Stock-based compensation and expense	447	294
Other	2	1
Changes in operating assets and liabilities:
Accounts receivable, net	1,825	(3,258)
Inventory	837	108
Other current assets	1,397	(512)
Other assets	56	(461)
Restricted assets	571	579
Accounts payable	1,899	696
Accrued expenses	(2,017)	934
Deferred revenue	(19,943)	(15,301)
Other long-term liabilities	(788)	(311)
Net cash used in operating activities	(1,673)	(6,841)
Investing activities:
Cash paid for acquisitions	—	(400)
Expenditures for property, equipment, software and pre-publication costs	(10,766)	(9,832)
Net cash used in investing activities	(10,766)	(10,232)
Financing activities:
Principal payments under capital lease obligations	—	(531)
Repayment of debt	(1,925)	—
Borrowings under revolving credit facility	15,000	—
Payment of revolving credit facility	(4,500)	—
Proceeds from exercise of stock options	87	81
Net cash provided by (used in) financing activities	8,662	(450)
Change in cash and cash equivalents	(3,777)	(17,523)
Cash and cash equivalents, beginning of period	8,645	34,387
Cash and cash equivalents, end of period	$4,868	$16,864

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

Presentation

The Condensed Consolidated Financial Statements include the accounts of Cambium Learning® Group, Inc. and its subsidiaries (the “Company”) and are unaudited.  The condensed consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements.  All intercompany transactions have been eliminated.

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted.  The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results.  These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  Due to seasonality, the results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 2016.

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

Nature of Operations

The Company is a leading educational solutions and services company that is committed to helping all students reach their full potential.  The Company’s brands include:  Learning A–Z®, Voyager Sopris Learning®, ExploreLearning®, and Kurzweil Education®.  Together, these brands provide breakthrough technology solutions for online learning and professional support; best-in-class intervention and supplemental instructional materials; gold-standard professional development and school-improvement services; valid and reliable assessments; and proven materials to support a positive and safe school environment.

These brands comprise three reportable segments with separate management teams and infrastructures that offer various products and services.  See Note 14 – Segment Reporting for further information on the Company’s segment reporting structure.

Note 2 — Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns.  The allowance for doubtful accounts and estimated sales returns totaled $0.2 million at June 30, 2016 and December 31, 2015.  The allowance for doubtful accounts is based on a review of outstanding balances and historical collection experience.  The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment, could reasonably be expected to cause sales returns to differ from historical experience.

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

Stock-Based Compensation and Expense

The following table presents our stock-based compensation expense resulting from stock options that are recorded in our condensed consolidated statements of operations and comprehensive income (loss) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Cost of revenues	$14	$10	$29	$18
Research and development expense	45	33	86	61
Sales and marketing expense	52	38	100	71
General and administrative expense	128	78	232	144
Total	$239	$159	$447	$294

2016 Grants

In the first quarter 2016, the Company granted 290,000 options under the Incentive Plan with an exercise price of $4.50.  The options vest in equal monthly installments on the last day of the month over a four year period, with an initial vesting date of March 31, 2016.  As of June 30, 2016, the Company had 3,035,154 stock options outstanding.

Note 4 — Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock awards using the treasury stock method.  Weighted-average shares from common share equivalents in the amount of 532,407 and 436,226 for the three and six months ended June 30, 2016, and 250,776 and 2,764,016 for the three and six months ended June 30, 2015, respectively, were excluded from the respective dilutive shares outstanding because their effect was anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net income (loss)	$3,764	$2,006	$3,662	$(492)
Denominator:
Basic:
Weighted-average common shares used in computing basic net income (loss) per share	45,764	45,498	45,752	45,488
Diluted:
Add weighted-average effect of dilutive securities:
Stock options and restricted stock awards	1,352	1,200	1,330	—
Weighted-average common shares used in computing diluted net income (loss) per share	47,116	46,698	47,082	45,488
Net income (loss) per common share:
Basic	$0.08	$0.04	$0.08	$(0.01)
Diluted	$0.08	$0.04	$0.08	$(0.01)

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

At June 30, 2016, financial instruments include $4.9 million of cash and cash equivalents, restricted assets of $3.8 million, collateral investments of $1.8 million, $10.5 million of borrowings under the Revolving Credit Facility, and Senior Secured Credit Facility term loans, net of discount and deferred financing costs, of $100.3 million.  At December 31, 2015, financial instruments include $8.6 million of cash and cash equivalents, restricted assets of $4.4 million, collateral investments of $1.8 million, and Senior Secured Credit Facility term loans, net of discount and deferred financing costs, of $101.7 million.  The fair market values of cash equivalents, restricted assets, and collateral investments are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period.  See Note 13 – Long-Term Debt for additional information regarding the Company’s Revolving Credit Facility and term loans.

 At June 30, 2016 and December 31, 2015, the carrying value of the Company’s Senior Secured Credit Facility term loans and Revolving Credit Facility approximates the fair value, as the borrowings are tied to the London Interbank Offered Rate (“LIBOR”) and are market sensitive.

Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$3,793	$3,793	$—	$—
Collateral Investments:
Money Market	906	906	—	—
Certificates of Deposit	879	879	—	—

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$4,364	$4,364	$—	$—
Collateral Investments:
Money Market	905	905	—	—
Certificates of Deposit	878	878	—	—

(in thousands)	Total Gains (Losses) for the Six Months Ended June 30,
Description	2016	2015
Restricted Assets:
Money Market	$—	$—
Collateral Investments:
Money Market	—	—
Certificates of Deposit	—	—

Assets and liabilities measured at fair value on a non-recurring basis are listed below at their carrying values as of each reporting date:

(in thousands)		Fair Value at Reporting Date Using
Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	24,392	—	—	24,392
Pre-publication costs, net	17,288	—	—	17,288
Acquired curriculum and technology intangibles, net	1,970	—	—	1,970
Acquired publishing rights, net	1,022	—	—	1,022
Other intangible assets, net	2,672	—	—	2,672

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	22,540	—	—	22,540
Pre-publication costs, net	16,441	—	—	16,441
Acquired curriculum and technology intangibles, net	2,731	—	—	2,731
Acquired publishing rights, net	1,459	—	—	1,459
Other intangible assets, net	3,231	—	—	3,231

(in thousands)	Total Gains (Losses) for the Six Months Ended June 30,
Description	2016	2015
Goodwill	$—	$—
Property, equipment and software, net	—	—
Pre-publication costs, net	—	—
Acquired curriculum and technology intangibles, net	—	—
Acquired publishing rights, net	—	—
Other intangible assets, net	—	—

There were no significant remeasurements of these assets during the six months ended June 30, 2016 or 2015.

Note 6 — Other Current Assets

Other current assets at June 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Deferred costs	$6,239	$8,514
Prepaid expenses	2,245	1,367
Other	100	100
Other current assets	$8,584	$9,981

Note 7 — Other Assets

Other assets at June 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Collateral investments	$1,785	$1,783
Deferred costs, less current portion	1,421	1,479
Deferred financing costs - revolving credit facility	801	892
Other	664	663
Other assets	$4,671	$4,817

Deferred Financing Costs

Deferred financing costs relate to costs incurred with the issuance of the Senior Secured Credit Agreement.  See Note 13 – Long-Term Debt.

Collateral Investments

The Company maintains certificates of deposit to collateralize its outstanding letters of credit associated with credit collections and workers’ compensation activity.  At June 30, 2016 and December 31, 2015, the Company had $0.9 million in certificates of deposit serving as collateral for its outstanding letters of credit.

Additionally, the Company maintains a money market fund investment to serve as collateral for a travel card program.  The balance of the money market fund investment was $0.9 million at June 30, 2016 and December 31, 2015.

Note 8 — Accrued Expenses

Accrued expenses at June 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Salaries, bonuses and benefits	$7,821	$9,383
Accrued royalties	1,140	1,201
Pension and post-retirement benefit plans	1,093	1,093
Accrued interest	78	—
Other	2,075	2,547
Accrued expenses	$12,207	$14,224

Accrued Interest

Accrued interest at June 30, 2016 and December 31, 2015 relates to the Company’s Senior Secured Credit Agreement.  See Note 13 – Long-Term Debt.

Pension and Post-Retirement Benefit Plans

See Note 10 – Pension Plan for additional information regarding the Company’s pension plan.

Note 9 — Other Liabilities

Other liabilities at June 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Pension and post-retirement benefit plans, long-term portion	$9,543	$9,903
Deferred rent	778	881
Long-term income tax payable	504	896
Long-term deferred compensation	340	347
Other liabilities	$11,165	$12,027

Pension and Post-Retirement Benefit Plans

See Note 10 – Pension Plan for additional information regarding the Company’s pension plan.

Note 10 — Pension Plan

The net pension costs of the Company’s defined benefit pension plan were comprised primarily of interest costs and totaled $0.1 million for the three months ended June 30, 2016 and 2015 and $0.3 million for the six months ended June 30, 2016 and 2015.  The net pension costs included the amortization of accumulated net loss of $37 thousand and $0.1 million, for the three months ended June 30, 2016 and 2015, respectively.  The net pension costs included the amortization of accumulated net loss of $0.1 million, for the six months ended June 30, 2016 and 2015.

Note 11 — Uncertain Tax Positions

The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained.  For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in its financial statements.  For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in its financial statements is recorded to Other Liabilities in the Condensed Consolidated Balance Sheets as an unrecognized tax benefit (“UTB”).  The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities.  The balance of UTBs was $5.9 million at June 30, 2016 and $6.2 million at December 31, 2015.

Included in the balance of unrecognized tax benefits at June 30, 2016 are approximately $0.5 million of tax benefits that, if recognized, would affect the effective tax rate.  The recognition of the remaining uncertain tax positions would not affect the effective tax rate, but would instead increase or would have increased available tax attributes.  However, the recognition of the tax attribute would be offset by an increase in the deferred tax asset valuation allowance resulting in no net impact in the effective tax rate.

The Company recognizes interest accrued related to its UTBs and penalties as income tax expense.  Related to the UTBs noted above, the Company recognized no penalties and immaterial interest during the three and six months ended June 30, 2016.  At June 30, 2016, the Company has liabilities of $0.1 million for penalties (gross) and $0.1 million for interest (gross).  During the six months ended June 30, 2016, UTBs were decreased by $0.4 million for effectively settled tax positions.

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

Purchase Commitments

From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business.  These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. These open purchase commitments totaled $0.4 million as of June 30, 2016.

Letters of Credit

The Company has letters of credit outstanding at June 30, 2016 in the amount of $0.9 million to support credit collections and workers’ compensation activity.  The Company maintains certificates of deposit of $0.9 million as collateral for the letters of credit as well as an additional deposit to support Automated Clearing House processing and credit card collections. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificates of deposit and money market fund investment are included in Collateral Investments in Note 7 — Other Assets.

Note 13 — Long-Term Debt

Long-term debt at June 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Senior secured credit facility term loans maturing December 10, 2020	$103,075	$105,000
Less: Unamortized discount	(1,595)	(1,856)
Less: Unamortized deferred financing costs	(1,216)	(1,422)
Total debt	100,264	101,722
Less: current portion of long-term debt	5,600	3,850
Long-term debt	$94,664	$97,872

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

Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or the LIBOR rate (subject to a 1.0% floor), at the Borrower’s option, plus an applicable margin.   The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans.  The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation; however, the highest level of margin is applicable until the Company completes its second quarter 2016 leverage calculation.  The applicable margin for the Term Loan B is 4.25% for Base Rate loans and 5.25% for LIBOR loans.  From the inception of the Senior Secured Credit Facility to the end of the second quarter 2016, an interest rate of 5.5% applied to the Term Loan A and Revolving Credit Facility and an interest rate of 6.25% applied to the Term Loan B.  Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%.  Interest is payable quarterly in arrears, or earlier for loans with shorter interest periods.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence indebtedness, restrictions on investments and dispositions, limitations on fundamental changes to the Loan Parties, a maximum consolidated net leverage ratio, and minimum fixed charge coverage ratio. Upon an event of default, and after any applicable cure period, the Administrative Agent can accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants.  At June 30, 2016, the Company was in compliance with all covenants related to the Credit Facility.

The principal balances of the Senior Secured Credit Facility were issued at a discount, representing fees paid to lenders, which are amortized over the life of the debt using the effective interest rate method.  Unamortized discount at June 30, 2016 and December 31, 2015 was $1.6 million and $1.9 million, respectively.

The Company incurred debt issuance costs associated with the Senior Secured Credit Facility, which were deferred and are amortized over the term of the related debt using the effective interest method.  Unamortized deferred financing costs related to the Term Loan A and Term Loan B totaled $1.2 million and $1.4 million at June 30, 2016 and December 31, 2015 and are presented as a reduction to Long-term Debt in the Consolidated Balance Sheets.  Unamortized deferred financing costs related to the Revolving Credit Facility totaled $0.8 million and $0.9 million at June 30, 2016 and December 31, 2015, respectively, and are classified as Other Assets in the Consolidated Balance Sheets.

At June 30, 2016, the Company had outstanding principal balances of $68.3 million of Term Loan A, $34.8 million of Term Loan B, and $10.5 million under the Revolving Credit Facility, and had $19.5 million borrowing availability under the Revolving Credit Facility.

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

ExploreLearning Segment

ExploreLearning develops online solutions to improve student learning in math and science.  ExploreLearning has two products: Gizmos®, which the Company believes is the world’s best library of interactive, online simulations for math and science in grades 3-12; and Reflex®, a powerful solution for math fact fluency development for grades 2-8.

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

	Three Months Ended June 30, 2016
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net revenues	$15,881	$17,450	$5,753	$—	$39,084
Cost of revenues	583	6,363	786	—	7,732
Amortization expense	—	—	—	4,475	4,475
Total cost of revenues	583	6,363	786	4,475	12,207
Other operating expenses	7,098	6,639	2,684	3,767	20,188
Depreciation and amortization expense	—	—	—	856	856
Total costs and expenses	7,681	13,002	3,470	9,098	33,251

Income before interest, other income (expense) and income taxes	8,200	4,448	2,283	(9,098)	5,833

Net interest expense	—	—	—	(1,958)	(1,958)
Income tax expense	—	—	—	(111)	(111)
Segment net income	$8,200	$4,448	$2,283	$(11,167)	$3,764
Expenditures for property, equipment, software and pre-publication costs	$2,184	$2,308	$745	$539	$5,776

	Three Months Ended June 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net revenues	$13,262	$19,265	$4,927	$—	$37,454
Cost of revenues	404	7,209	664	—	8,277
Amortization expense	—	—	—	4,275	4,275
Total cost of revenues	404	7,209	664	4,275	12,552
Other operating expenses	5,664	6,616	2,366	3,698	18,344
Depreciation and amortization expense	—	—	—	1,000	1,000
Total costs and expenses	6,068	13,825	3,030	8,973	31,896

Income before interest, other income (expense) and income taxes	7,194	5,440	1,897	(8,973)	5,558

Net interest expense	—	—	—	(3,626)	(3,626)
Other income, net	—	—	—	260	260
Income tax expense	—	—	—	(186)	(186)
Segment net income	$7,194	$5,440	$1,897	$(12,525)	$2,006
Expenditures for property, equipment, software and pre-publication costs	$1,885	$2,389	$634	$141	$5,049

	Six Months Ended June 30, 2016
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net revenues	$31,609	$29,786	$11,363	$—	$72,758
Cost of revenues	1,218	11,722	1,799	—	14,739
Amortization expense	—	—	—	8,125	8,125
Total cost of revenues	1,218	11,722	1,799	8,125	22,864
Other operating expenses	14,266	13,665	5,456	7,393	40,780
Depreciation and amortization expense	—	—	—	1,697	1,697
Total costs and expenses	15,484	25,387	7,255	17,215	65,341

Income before interest, other income (expense) and income taxes	16,125	4,399	4,108	(17,215)	7,417

Net interest expense	—	—	—	(3,722)	(3,722)
Income tax expense	—	—	—	(33)	(33)
Segment net income	$16,125	$4,399	$4,108	$(20,970)	$3,662
Expenditures for property, equipment, software and pre-publication costs	$4,279	$4,467	$1,355	$665	$10,766

	Six Months Ended June 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net revenues	$26,197	$33,011	$9,717	$—	$68,925
Cost of revenues	870	12,951	1,342	—	15,163
Amortization expense	—	—	—	8,278	8,278
Total cost of revenues	870	12,951	1,342	8,278	23,441
Other operating expenses	11,260	13,264	4,963	7,367	36,854
Depreciation and amortization expense	—	—	—	1,993	1,993
Total costs and expenses	12,130	26,215	6,305	17,638	62,288

Income before interest, other income (expense) and income taxes	14,067	6,796	3,412	(17,638)	6,637

Net interest expense	—	—	—	(7,300)	(7,300)
Other income, net	—	—	—	475	475
Income tax expense	—	—	—	(304)	(304)
Segment net income (loss)	$14,067	$6,796	$3,412	$(24,767)	$(492)
Expenditures for property, equipment, software and pre-publication costs	$3,697	$4,674	$1,248	$213	$9,832

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

Overview

Cambium Learning® Group, Inc., a Delaware corporation, is a leading educational solutions and services company that is committed to helping all students reach their full potential.  Our award winning brands include: Learning A–Z® (www.learninga-z.com), Voyager Sopris Learning® (www.voyagersopris.com), ExploreLearning® (www.explorelearning.com and www.reflexmath.com) and Kurzweil Education® (www.kurzweiledu.com).  Together, these brands provide breakthrough technology solutions for online learning and professional support; best-in-class intervention and supplemental instructional materials; gold-standard professional development and school-improvement services; valid and reliable assessments; and proven materials to support a positive and safe school environment.

During 2016, our products have continued to receive awards and accolades from industry publications, including:

2016 CODiE Awards

In May 2016, we received three 2016 CODiE Awards, representing the 5th consecutive year the Company has received at least one CODiE award.  Since 1986, the Software and Information Industry Association (SIIA) CODiE Awards have recognized software and information companies for achievement and vision.  It is the only peer-reviewed program in the content, education, and software industry.  We won a 2016 award in the following categories:

Best Solution for Special Needs Students:  Raz-Kids by Learning A-Z

Best PreK / Early Childhood Learning Solution:  Headsprout by Learning A-Z

Best Educational App for a Mobile Device: Reflex by ExploreLearning

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

Multilevel, ESL Website:  LANGUAGE! Live by Voyager Sopris Learning

Multilevel, Reading Resource Website:  Raz-Kids by Learning A-Z

Multilevel, Math and Science Online Simulations:  Gizmos by ExploreLearning

Teacher Tools, Reading Resource Website:  Reading A-Z by Learning A-Z

2016 REVERE Award presented by the PreK-12 Learning Group of the Association of American Publishers

In June 2016, Voyager Sopris Learning received a 2016 REVERE Award for the content in its LANGUAGE! Live product in the “Classroom Supplemental Resources for Learners with Additional Educational Needs” category.  LANGUAGE! Live is a comprehensive English language arts curriculum for struggling adolescent readers and writers.  The REVERE Awards are presented by the PreK-12 Learning Group of the Association of American Publishers to identify and honor excellence in educational materials.

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

ExploreLearning Segment

ExploreLearning develops online solutions to improve student learning in math and science.  ExploreLearning has two products: Gizmos®, which we believe is the world’s best library of interactive, online simulations for math and science in grades 3-12; and Reflex®, a powerful solution for math fact fluency development for grades 2-8.

Results of Operations

Bookings

Bookings is an internal, non-GAAP metric that measures the total dollar value of customer orders in a period, regardless of the timing of the related revenue recognition.  We consider Bookings a leading indicator of revenues.  During the six months ended June 30, 2016, consolidated Bookings decreased 1.9% to $52.9 million, compared to $54.0 million during the six months ended June 30, 2015.  Bookings by segment for the six months ended June 30, 2016 and the percentage change from the same period of 2015 were as follows:

•

Learning A-Z:  $20.0 million, increased 13.3% in the first half compared to prior year, due to continued strong performance of all product lines, especially student-centric products, leading to second quarter growth of 28.1%.  Management’s full year expectation of Bookings growth is approximately 20% for Learning A-Z.

•

Voyager Sopris Learning:  $25.5 million, decreased 17.6% in the first half, with a second quarter decrease of 20.6%.  The segment has seen a shift in expected customer purchases to the back-to-school season in the third and early fourth quarters.  Additionally, the segment has increased the use of pilot programs for the recently launched Velocity® product, which helps expand the pool of customer prospects for the long-term but does not immediately generate material top-line growth. Management expects this segment’s top line performance in 2016 to show improvement over the prior year Bookings decline of 7%, and slight growth of 1% to 2% is possible but highly dependent on several variables and third quarter performance.

•

ExploreLearning:  $7.4 million, increased 39.6% in the first half, with a second quarter increase of 29.0%.  This segment continued to show strong momentum in Reflex and in the Gizmos simulations which were upgraded to HTML5 earlier this year.  Management’s full year expectation of Bookings growth is between 10% and 20% for ExploreLearning.

We continue to execute our strategy to shift resources to subscription and technology-enabled products.  For the six months ended June 30, 2016, technology-enabled products represented approximately 62% of Bookings versus 54% for the same period of 2015.  For purposes of this metric, technology-enabled products are defined as those products that are sold primarily as a technology-based solution or that could be used solely using a digital platform.  For the Voyager Sopris Learning segment, several products classified as technology-enabled include supplemental print materials.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

	Three Months Ended				Year Over Year Change
	June 30, 2016		June 30, 2015		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Learning A-Z	$15,881	40.6%	$13,262	35.4%	$2,619	19.7%
Voyager Sopris Learning	17,450	44.6%	19,265	51.4%	(1,815)	(9.4)%
ExploreLearning	5,753	14.7%	4,927	13.2%	826	16.8%
Total net revenues	39,084	100.0%	37,454	100.0%	1,630	4.4%
Cost of revenues:
Learning A-Z	583	1.5%	404	1.1%	(179)	(44.3)%
Voyager Sopris Learning	6,363	16.3%	7,209	19.2%	846	11.7%
ExploreLearning	786	2.0%	664	1.8%	(122)	(18.4)%
Amortization expense	4,475	11.4%	4,275	11.4%	(200)	(4.7)%
Total cost of revenues	12,207	31.2%	12,552	33.5%	345	2.7%
Research and development expense	3,019	7.7%	2,415	6.4%	(604)	(25.0)%
Sales and marketing expense	11,846	30.3%	10,479	28.0%	(1,367)	(13.0)%
General and administrative expense	5,102	13.1%	5,202	13.9%	100	1.9%
Shipping and handling costs	221	0.6%	248	0.7%	27	10.9%
Depreciation and amortization expense	856	2.2%	1,000	2.7%	144	14.4%
Income before interest, other income (expense) and income taxes	5,833	14.9%	5,558	14.8%	275	4.9%
Net interest expense	(1,958)	(5.0)%	(3,626)	(9.7)%	1,668	46.0%
Other income, net	—	0.0%	260	0.7%	(260)	(100.0)%
Income tax expense	(111)	(0.3)%	(186)	(0.5)%	75	40.3%
Net income	$3,764	9.6%	$2,006	5.4%	$1,758	87.6%

Net revenues

Net revenues increased during the three months ended June 30, 2016 by 4.4% to $39.1 million, compared to $37.5 million during the same period of 2015.  Increased net revenues in Learning A-Z and ExploreLearning offset lower net revenues in Voyager Sopris Learning.  Net revenues by segment were as follows:

•

Learning A-Z’s net revenues increased $2.6 million, or 19.7%, to $15.9 million in the quarter ended June 30, 2016 compared to the same period of 2015.  The year-over-year growth in net revenues is the result of Learning A-Z’s ongoing strong Bookings trend.

•

Voyager Sopris Learning’s net revenues decreased $1.8 million, or 9.4%, to $17.5 million during the quarter ended June 30, 2016 compared to the same period of 2015.  The year-over-year decline in revenues is the result of Voyager Sopris Learning’s Bookings decline.  The decrease in revenue is less than the decrease in Bookings due to the recognition of prior period Bookings.

•

ExploreLearning’s net revenues increased $0.8 million, or 16.8%, to $5.8 million during the quarter ended June 30, 2016 compared to the same period of 2015.  The increase in net revenues is a lower percentage than the increase in Bookings due to the deferral of current period Bookings, which are recognized pro-rata over the applicable subscription periods.

Cost of revenues

Cost of revenues primarily include print and royalty costs, and expenses to purchase, handle and warehouse product, and to provide services and support to customers.  Cost of revenues, excluding amortization, decreased $0.5 million, or 6.6%, to $7.7 million in the second quarter of 2016 compared to $8.3 million in the same period of 2015.  Cost of revenues by segment were as follows:

•	Learning A-Z’s cost of revenues increased slightly by $0.2 million, commensurate with higher net revenues, to $0.6 million in the quarter ended June 30, 2016 compared to the same period of 2015.
•

Voyager Sopris Learning’s cost of revenues decreased $0.8 million, or 11.7%, to $6.4 million in the quarter ended June 30, 2016 compared to the same period of 2015.  The decrease in cost of revenues was commensurate with the year-over-year decline in revenue.

•	ExploreLearning’s cost of revenues increased by $0.1 million, commensurate with higher net revenues, to $0.8 million in the quarter ended June 30, 2016.

Amortization expense

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology product development.  Amortization was $4.5 million in the second quarter of 2016, an increase of $0.2 million compared to the same period of 2015. The change was due to an increase in amortization of developed pre-publication and technology product development.

Research and development expense

Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization.  Research and development expense for the second quarter of 2016 increased $0.6 million to $3.0 million compared to $2.4 million for the second quarter of 2015.  The increase is due to planned investments to support growth initiatives, primarily at Learning A-Z.

Sales and marketing expense

Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts.  Sales and marketing expense for the second quarter of 2016 increased $1.4 million to $11.8 million compared to $10.5 million for the second quarter of 2015.  The increase is due to planned investments to support growth initiatives, primarily at Learning A-Z.

General and administrative expense

General and administrative expenses decreased slightly, by $0.1 million in the second quarter of 2016 to $5.1 million compared to $5.2 million for the second quarter of 2015.

Shipping and handling costs

Shipping and handling costs for the quarter ended June 30, 2016 remained consistent at $0.2 million compared to the second quarter of 2015.  Shipping and handling costs were 0.6% of net revenues for the three months ended June 30, 2016, down slightly from the 0.7% of net revenues for the same period of 2015 due to the higher mix of technology solutions.

Net interest expense

Net interest expense decreased by $1.7 million, or 46.0%, to $2.0 million in the second quarter of 2016 compared to the same period in 2015 as a result of the debt refinancing completed in December 2015.

Other income, net

The Company had no Other income, net during the three months ended June 30, 2016 compared to $0.3 million for the same period in 2015.  The decrease was due to the Company terminating a sublease agreement in October 2015.

Income tax expense

We recorded an income tax expense of $0.1 million for the second quarter of 2016 and income tax expense of $0.2 million during the second quarter of 2015.  We continue to maintain a valuation allowance against our deferred tax assets, which eliminates any non-current tax benefit generated.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

	Six Months Ended				Year Over Year Change
	June 30, 2016		June 30, 2015		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Learning A-Z	$31,609	43.4%	$26,197	38.0%	$5,412	20.7%
Voyager Sopris Learning	29,786	40.9%	33,011	47.9%	(3,225)	(9.8)%
ExploreLearning	11,363	15.6%	9,717	14.1%	1,646	16.9%
Total net revenues	72,758	100.0%	68,925	100.0%	3,833	5.6%
Cost of revenues:
Learning A-Z	1,218	1.7%	870	1.3%	(348)	(40.0)%
Voyager Sopris Learning	11,722	16.1%	12,951	18.8%	1,229	9.5%
ExploreLearning	1,799	2.5%	1,342	1.9%	(457)	(34.1)%
Amortization expense	8,125	11.2%	8,278	12.0%	153	1.8%
Total cost of revenues	22,864	31.4%	23,441	34.0%	577	2.5%
Research and development expense	6,139	8.4%	4,892	7.1%	(1,247)	(25.5)%
Sales and marketing expense	24,157	33.2%	21,123	30.6%	(3,034)	(14.4)%
General and administrative expense	10,104	13.9%	10,417	15.1%	313	3.0%
Shipping and handling costs	380	0.5%	422	0.6%	42	10.0%
Depreciation and amortization expense	1,697	2.3%	1,993	2.9%	296	14.9%
Income before interest, other income (expense) and income taxes	7,417	10.2%	6,637	9.6%	780	11.8%
Net interest expense	(3,722)	(5.1)%	(7,300)	(10.6)%	3,578	49.0%
Other income, net	—	0.0%	475	0.7%	(475)	(100.0)%
Income tax expense	(33)	0.0%	(304)	(0.4)%	271	89.1%
Net income (loss)	$3,662	5.0%	$(492)	(0.7)%	$4,154	844.3%

Net revenues

Net revenues increased during the six months ended June 30, 2016 by 5.6% to $72.8 million, compared to $68.9 million during the same period of 2015.  Increased net revenues in Learning A-Z and ExploreLearning offset lower net revenues in Voyager Sopris Learning.  Net revenues by segment were as follows:

•

Learning A-Z’s net revenues increased $5.4 million, or 20.7%, to $31.6 million in the six months ended June 30, 2016 compared to the same period of 2015.  The year-over-year growth in net revenues is the result of Learning A-Z’s ongoing strong Bookings trend.

•

Voyager Sopris Learning’s net revenues decreased $3.2 million, or 9.8%, to $29.8 million during the six months ended June 30, 2016 compared to the same period of 2015.  The year-over-year decline in revenues is the result of Voyager Sopris Learning’s Bookings decline.  The decrease in revenue is less than the decrease in Bookings due to the recognition of prior period Bookings.

•

ExploreLearning’s net revenues increased $1.6 million, or 16.9%, to $11.4 million during the six months ended June 30, 2016 compared to the same period of 2015.  The increase in net revenues is a lower percentage than the increase in Bookings due to the deferral of current period Bookings, which are recognized pro-rata over the applicable subscription periods.

Cost of revenues

Cost of revenues primarily include print and royalty costs, and expenses to purchase, handle and warehouse product, and to provide services and support to customers.  Cost of revenues, excluding amortization, decreased $0.4 million, or 2.8%, to $14.7 million in the first half of 2016 compared to $15.2 million in the same period of 2015.  Cost of revenues by segment were as follows:

•	Learning A-Z’s cost of revenues increased by $0.3 million, commensurate with higher net revenues, to $1.2 million in the six months ended June 30, 2016 compared to the same period of 2015.
•

Voyager Sopris Learning’s cost of revenues decreased $1.2 million, or 9.5%, to $11.7 million in the six months ended June 30, 2016 compared to the same period of 2015.  The decrease in cost of revenues was commensurate with the year-over-year decline in revenue.

•	ExploreLearning’s cost of revenues increased by $0.5 million, commensurate with higher net revenues, to $1.8 million in the six months ended June 30, 2016.

Amortization expense

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology product development.  Amortization decreased $0.2 million to $8.1 million in the first half of 2016 compared to $8.3 million in the same period of 2015.  The change was due to a decrease in amortization of acquired publishing rights and curriculum of $0.7 million which was partially offset by increased amortization of developed pre-publication and technology product development of $0.5 million.

Research and development expense

Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization.  Research and development expense for the first half of 2016 increased $1.2 million to $6.1 million compared to $4.9 million for the first half of 2015.  The increase is due to planned investments to support growth initiatives, especially at Learning A-Z.

Sales and marketing expense

Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts.  Sales and marketing expense for the first half of 2016 increased $3.0 million to $24.2 million compared to $21.1 million for the first half of 2015.  The increase is due to planned investments to support growth initiatives, especially at Learning A-Z.

General and administrative expense

General and administrative expenses were slightly lower, decreasing by $0.3 million in the first half of 2016 to $10.1 million compared to $10.4 million for the first half of 2015, attributable to the timing of expenses.

Shipping and handling costs

Shipping and handling costs for the six months ended June 30, 2016 remained consistent at $0.4 million compared to the first half of 2015.  Shipping and handling costs were 0.5% of net revenues for the six months ended June 30, 2016, down slightly from the 0.6% of net revenues for the same period of 2015 due to the higher mix of technology solutions.

Net interest expense

Net interest expense decreased by $3.6 million, or 49.0%, to $3.7 million in the first half of 2016 compared to the same period in 2015 as a result of the debt refinancing completed in December 2015.

Other income, net

The Company had no Other income, net during the six months ended June 30, 2016 compared to $0.5 million for the same period in 2015.  The decrease was due to the Company terminating a sublease agreement in October 2015.

Income tax expense

We recorded an income tax expense of $33 thousand for the first half of 2016 and income tax expense of $0.3 million during the first half of 2015.  We continue to maintain a valuation allowance against our deferred tax assets, which eliminates any non-current tax benefit generated.

Liquidity and Capital Resources

Our primary sources of liquidity are cash balances, cash flow from operations and the Revolving Credit Facility that we entered into in December 2015, as described below.  Sales seasonality attributable to the buying cycle of school districts, which generally starts at the beginning of each new school year in the fall, affects our operating cash flow.  As a result of this inherent seasonality, we normally incur a net cash deficit from all of our activities in the first and second quarters of the year and we normally generate cash in the third and fourth quarters of the year.  We expect borrowings under the Revolving Credit Facility to vary according to this seasonality.  At June 30, 2016, our cash balances were $4.9 million, our borrowings under the Revolving Credit Facility were $10.5 million, and we have $19.5 million of availability under the Revolving Credit Facility.

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

Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or LIBOR (subject to a 1.0% floor), at our option, plus an applicable margin.   The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans.  The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation; however, the highest level of margin is applicable until the Company completes its second quarter 2016 leverage calculation.  The applicable margin for the Term Loan B is 4.25% for Base Rate loans and 5.25% for LIBOR loans.  From the inception of the Senior Secured Credit Facility to the end of the second quarter 2016, an interest rate of 5.5% applied to the Term Loan A and Revolving Credit Facility and an interest rate of 6.25% applied to the Term Loan B.  Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%.  Interest is payable quarterly in arrears, or earlier for loans with shorter interest periods.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence indebtedness, restrictions on investments and dispositions, and limitations on fundamental changes.  A maximum consolidated net leverage ratio and minimum fixed charge coverage ratio are effective beginning in the first quarter of 2016.  Upon an event of default, and after any applicable cure period, the Administrative Agent could elect to accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants.  At June 30, 2016, the Company was in compliance with all covenants related to the Senior Secured Credit Facility.

Summary of Cash flows

Cash provided by (used in) our operating, investing and financing activities is summarized below:

	Six Months Ended June 30,
(in thousands)	2016	2015
Operating activities	$(1,673)	$(6,841)
Investing activities	(10,766)	(10,232)
Financing activities	8,662	(450)

Operating activities.  Cash used in operating activities was $1.7 million and $6.8 million for the six months ended June 30, 2016 and 2015, respectively.  In the first half of 2016, cash interest payments were $3.2 million, and during the first half of 2015, at which time we made a semi-annual interest payment under our previously outstanding 9.75% senior secured notes due 2017, cash interest payments were $6.8 million.  In addition to the $3.6 million favorable impact of the lower cash interest payments, operating cash flows were also positively impacted by the timing of working capital cash flows in the first half of 2016 versus the same period of 2015.

Investing activities.  Cash used in investing activities was $10.8 million for the six months ended June 30, 2016 compared to $10.2 million during the same period of 2015.  Capital expenditures were $0.9 million higher in the six months ended June 30, 2016 compared to the same period in 2015.  Cash outflows in 2015 include the final Headsprout acquisition payment of $0.4 million.

Financing activities.  Cash provided by financing activities was $8.6 million for the six months ended June 30, 2016 compared to cash used in financing activities of $0.4 million for the six months ended June 30, 2015.  Cash inflows for the six months ended June 30, 2016 included net borrowings under the Revolving Credit Facility of $10.5 million.  Financing outflows for the six months ended June 30, 2016 included scheduled principal payments on the Senior Secured Credit Facility of $1.9 million.

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

Below are reconciliations of Bookings to Net Revenues and of Net Income (Loss) to Cash Income for the three and six months ended June 30, 2016 and 2015:

Reconciliation of Bookings to Net Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Bookings	$31,605	$31,810	$52,923	$53,956
Change in deferred revenues	6,157	5,853	19,943	15,301
Other (a)	1,322	(209)	(108)	(332)
Net revenues	$39,084	$37,454	$72,758	$68,925

Reconciliation of Net Income (Loss) to Cash Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net income (loss)	$3,764	$2,006	$3,662	$(492)
Reconciling items between net income (loss) and EBITDA:
Depreciation and amortization expense	5,331	5,275	9,822	10,271
Net interest expense	1,958	3,626	3,722	7,300
Income tax expense	111	186	33	304
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	11,164	11,093	17,239	17,383
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	—	(260)	—	(475)
Merger, acquisition and disposition activities (b)	147	172	301	353
Stock-based compensation and expense (c)	239	159	447	294
Adjusted EBITDA	11,550	11,164	17,987	17,555
Change in deferred revenues	(6,157)	(5,853)	(19,943)	(15,301)
Change in deferred costs	795	211	2,333	779
Capital expenditures	(5,776)	(5,049)	(10,766)	(9,832)
Cash income	$412	$473	$(10,389)	$(6,799)

Reconciliation of Bookings to Net Revenues by Segment – 2016

	Three Months Ended June 30, 2016
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$11,865	$14,974	$4,766	$31,605
Change in deferred revenues	3,998	1,143	1,016	6,157
Other (a)	18	1,333	(29)	1,322
Net revenues	$15,881	$17,450	$5,753	$39,084

	Six Months Ended June 30, 2016
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$20,031	$25,527	$7,365	$52,923
Change in deferred revenues	11,648	4,276	4,019	19,943
Other (a)	(70)	(17)	(21)	(108)
Net revenues	$31,609	$29,786	$11,363	$72,758

Reconciliation of Net Income to Cash Income by Segment - 2016

	Three Months Ended June 30, 2016
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net income	$8,200	$4,448	$2,283	$(11,167)	$3,764
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	5,331	5,331
Net interest expense	—	—	—	1,958	1,958
Income tax expense	—	—	—	111	111
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	8,200	4,448	2,283	(3,767)	11,164
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Merger, acquisition and disposition activities (b)	—	—	—	147	147
Stock-based compensation and expense (c)	59	74	32	74	239
Adjusted EBITDA	8,259	4,522	2,315	(3,546)	11,550
Change in deferred revenues	(3,998)	(1,143)	(1,016)	—	(6,157)
Change in deferred costs	504	198	93	—	795
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	4,765	3,577	1,392	(3,546)	6,188
Capital expenditures − pre-publication costs	(1,309)	(685)	(224)	—	(2,218)
Capital expenditures − software development costs	(647)	(1,487)	(365)	—	(2,499)
Capital expenditures − general expenditures	(228)	(136)	(156)	(539)	(1,059)
Cash income	$2,581	$1,269	$647	$(4,085)	$412

	Six Months Ended June 30, 2016
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net income	$16,125	$4,399	$4,108	$(20,970)	$3,662
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	9,822	9,822
Net interest expense	—	—	—	3,722	3,722
Income tax expense	—	—	—	33	33
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	16,125	4,399	4,108	(7,393)	17,239
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Merger, acquisition and disposition activities (b)	—	—	—	301	301
Stock-based compensation and expense (c)	112	141	60	134	447
Adjusted EBITDA	16,237	4,540	4,168	(6,958)	17,987
Change in deferred revenues	(11,648)	(4,276)	(4,019)	—	(19,943)
Change in deferred costs	1,357	617	359	—	2,333
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	5,946	881	508	(6,958)	377
Capital expenditures − pre-publication costs	(2,563)	(1,340)	(371)	—	(4,274)
Capital expenditures − software development costs	(1,251)	(2,844)	(761)	—	(4,856)
Capital expenditures − general expenditures	(465)	(283)	(223)	(665)	(1,636)
Cash income	$1,667	$(3,586)	$(847)	$(7,623)	$(10,389)

Reconciliation of Bookings to Net Revenues by Segment – 2015

	Three Months Ended June 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$9,260	$18,856	$3,694	$31,810
Change in deferred revenues	4,016	571	1,266	5,853
Other (a)	(14)	(162)	(33)	(209)
Net revenues	$13,262	$19,265	$4,927	$37,454

	Six Months Ended June 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$17,687	$30,994	$5,275	$53,956
Change in deferred revenues	8,525	2,307	4,469	15,301
Other (a)	(15)	(290)	(27)	(332)
Net revenues	$26,197	$33,011	$9,717	$68,925

Reconciliation of Net Income (Loss) to Cash Income by Segment - 2015

	Three Months Ended June 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net income	$7,194	$5,440	$1,897	$(12,525)	$2,006
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	5,275	5,275
Net interest expense	—	—	—	3,626	3,626
Income tax expense	—	—	—	186	186
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	7,194	5,440	1,897	(3,438)	11,093
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	—	—	—	(260)	(260)
Merger, acquisition and disposition activities (b)	—	—	—	172	172
Stock-based compensation and expense (c)	42	49	21	47	159
Adjusted EBITDA	7,236	5,489	1,918	(3,479)	11,164
Change in deferred revenues	(4,016)	(571)	(1,266)	—	(5,853)
Change in deferred costs	177	(24)	58	—	211
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	3,397	4,894	710	(3,479)	5,522
Capital expenditures − pre-publication costs	(1,153)	(882)	(195)	—	(2,230)
Capital expenditures − software development costs	(523)	(1,289)	(422)	—	(2,234)
Capital expenditures − general expenditures	(209)	(218)	(17)	(141)	(585)
Cash income	$1,512	$2,505	$76	$(3,620)	$473

	Six Months Ended June 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net income (loss)	$14,067	$6,796	$3,412	$(24,767)	$(492)
Reconciling items between net income (loss) and EBITDA:
Depreciation and amortization expense	—	—	—	10,271	10,271
Net interest expense	—	—	—	7,300	7,300
Income tax expense	—	—	—	304	304
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	14,067	6,796	3,412	(6,892)	17,383
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	—	—	—	(475)	(475)
Merger, acquisition and disposition activities (b)	—	—	—	353	353
Stock-based compensation and expense (c)	78	90	37	89	294
Adjusted EBITDA	14,145	6,886	3,449	(6,925)	17,555
Change in deferred revenues	(8,525)	(2,307)	(4,469)	—	(15,301)
Change in deferred costs	528	(114)	365	—	779
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	6,148	4,465	(655)	(6,925)	3,033
Capital expenditures − pre-publication costs	(2,264)	(1,681)	(307)	—	(4,252)
Capital expenditures − software development costs	(956)	(2,671)	(828)	—	(4,455)
Capital expenditures − general expenditures	(477)	(322)	(113)	(213)	(1,125)
Cash income	$2,451	$(209)	$(1,903)	$(7,138)	$(6,799)

Footnotes

(a)

Other comprises timing differences between the invoicing of a transaction, which generates Bookings, and its recognition as either net revenues or deferred revenue.  The most common reasons for these timing differences include product that is shipped from our warehouse and invoiced but not recognized as revenues until physical delivery due to shipping terms, adjustments to the allowance for estimated sales returns, and revenue under contract that is earned and recognized in one period but invoiced in a subsequent period.  Recognition of revenue and deferred revenue in the second quarter of 2016 include an order totaling $1.2 million from a single customer that was received in late March 2016 and recorded in the first quarter Bookings.  Based on the shipping terms of this order, it did not qualify for recognition as revenue or deferred revenue until it was delivered in April 2016.

(b)	Costs are related to merger and acquisition activities including due diligence and other non-operational charges such as pension and severance costs for former employees.
(c)	Stock-based compensation and expense is related to our outstanding options and restricted stock awards.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of June 30, 2016 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We have made no material changes to any of the critical accounting policies discussed in our 2015 Form 10-K through June 30, 2016.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as such factors could materially affect the Company’s business, financial condition, or future results.  In the three months ended June 30, 2016, there were no material changes to the risk factors disclosed in the Company’s 2015 Annual Report on Form 10-K.  The risks described in the Annual Report on Form 10-K are not the only risks the Company faces.  Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

CAMBIUM LEARNING GROUP, INC.

Date: August 10, 2016	/s/ Barbara Benson
Barbara Benson,
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.

101.def	XBRL Taxonomy Extension Definition Linkbase Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.

* Furnished herewith.