Form 10-Q
period 2016-09-30
CAMBIUM LEARNING GROUP, INC.
filed 2016-11-10
CIK 1466815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to                 .
Commission File Number: 001-34575
_____________________________________________
Cambium Learning Group, Inc.
(Exact name of registrant as specified in its charter)

_____________________________________________

Delaware	27-0587428
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17855 Dallas Parkway, Suite 400, Dallas, Texas	75287
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (888) 399-1995
_____________________________________________
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
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 3, 2016 was 46,023,259.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2016 and September 30, 2015	3

	Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2016 and September 30, 2015	6

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

PART II	OTHER INFORMATION	34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 6.	Exhibits	35

SIGNATURE PAGE		36

EXHIBITS		37

Item 1. Financial Statements.
Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$42,113	$40,339	$114,871	$109,264
Cost of revenues:
Cost of revenues	8,876	9,120	23,615	24,283
Amortization expense	4,780	4,434	12,905	12,712
Total cost of revenues	13,656	13,554	36,520	36,995
Research and development expense	3,301	2,935	9,440	7,827
Sales and marketing expense	12,152	11,722	36,309	32,845
General and administrative expense	5,872	5,120	15,976	15,537
Shipping and handling costs	380	457	760	879
Depreciation and amortization expense	875	1,001	2,572	2,994
Total costs and expenses	36,236	34,789	101,577	97,077
Income before interest, other income (expense) and income taxes	5,877	5,550	13,294	12,187
Net interest expense	(1,876)	(3,575)	(5,598)	(10,875)
Other income, net	—	204	—	679
Income before income taxes	4,001	2,179	7,696	1,991
Income tax expense	(173)	(213)	(206)	(517)
Net income	$3,828	$1,966	$7,490	$1,474
Other comprehensive income:
Amortization of net pension loss	38	56	112	168
Comprehensive income	$3,866	$2,022	$7,602	$1,642
Net income per common share:
Basic	$0.08	$0.04	$0.16	$0.03
Diluted	$0.08	$0.04	$0.16	$0.03
Average number of common shares and equivalents outstanding:
Basic	45,869	45,562	45,791	45,513
Diluted	47,285	47,103	47,157	46,744

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,738	$8,645
Accounts receivable, net	29,490	14,640
Inventory	3,111	4,694
Restricted assets, current	1,254	1,265
Other current assets	12,196	9,981
Total current assets	57,789	39,225
Property, equipment and software at cost	62,403	55,824
Accumulated depreciation and amortization	(37,864)	(33,284)
Property, equipment and software, net	24,539	22,540
Goodwill	47,842	47,842
Acquired curriculum and technology intangibles, net	1,589	2,731
Acquired publishing rights, net	804	1,459
Other intangible assets, net	2,393	3,231
Pre-publication costs, net	17,768	16,441
Restricted assets, less current portion	2,264	3,099
Other assets	4,481	4,817
Total assets	$159,469	$141,385

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,822	$1,993
Accrued expenses	14,056	14,224
Current portion of long-term debt	6,475	3,850
Deferred revenue, current	84,313	74,107
Total current liabilities	107,666	94,174
Long-term liabilities:
Long-term debt	93,057	97,872
Deferred revenue, less current portion	13,353	11,481
Other liabilities	10,885	12,027
Total long-term liabilities	117,295	121,380
Commitments and contingencies (See Note 12)	—	—
Stockholders' equity (deficit):
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at September 30, 2016 and December 31, 2015)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 52,523 and 52,268 shares issued, and 45,991 and 45,736 shares outstanding at September 30, 2016 and December 31, 2015, respectively)	53	52
Capital surplus	286,380	285,306
Accumulated deficit	(336,485)	(343,975)
Treasury stock at cost (6,532 shares at September 30, 2016 and December 31, 2015)	(12,784)	(12,784)
Accumulated other comprehensive loss:
Pension and postretirement plans	(2,656)	(2,768)
Accumulated other comprehensive loss	(2,656)	(2,768)
Total stockholders' equity (deficit)	(65,492)	(74,169)
Total liabilities and stockholders' equity (deficit)	$159,469	$141,385

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Net income	$7,490	$1,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	15,477	15,706
Amortization of note discount and deferred financing costs	834	922
Stock-based compensation and expense	681	486
Other	3	5
Changes in operating assets and liabilities:
Accounts receivable, net	(14,850)	(14,572)
Inventory	1,583	583
Other current assets	(2,215)	(2,582)
Other assets	200	(799)
Restricted assets	846	856
Accounts payable	829	1,949
Accrued expenses	(168)	(1,329)
Deferred revenue	12,078	12,998
Other long-term liabilities	(1,030)	(450)
Net cash provided by operating activities	21,758	15,247
Investing activities:
Cash paid for acquisitions	—	(400)
Expenditures for property, equipment, software and pre-publication costs	(16,171)	(15,107)
Net cash used in investing activities	(16,171)	(15,507)
Financing activities:
Principal payments under capital lease obligations	—	(802)
Repayment of debt	(2,888)	—
Borrowings under revolving credit facility	15,000	—
Payment of revolving credit facility	(15,000)	—
Proceeds from exercise of stock options	394	188
Net cash used in financing activities	(2,494)	(614)
Change in cash and cash equivalents	3,093	(874)
Cash and cash equivalents, beginning of period	8,645	34,387
Cash and cash equivalents, end of period	$11,738	$33,513

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
As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Due to seasonality, the results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 2016.
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
Nature of Operations
The Company is a leading educational solutions and services company that is committed to helping all students reach their full potential. The Company’s brands include: Learning A-Z®, Voyager Sopris Learning®, ExploreLearning®, and Kurzweil Education®. Together, these brands provide breakthrough technology solutions for online learning and professional support; best-in-class intervention and supplemental instructional materials; gold-standard professional development and school-improvement services; valid and reliable assessments; and proven materials to support a positive and safe school environment.
These brands comprise three reportable segments with separate management teams and infrastructures that offer various products and services. See Note 14 – Segment Reporting for further information on the Company’s segment reporting structure.

Note 2 — Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.6 million and $0.2 million at September 30, 2016 and December 31, 2015, respectively. The allowance for doubtful accounts is based on a review of outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment, could reasonably be expected to cause sales returns to differ from historical experience.

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

Stock-Based Compensation and Expense
The following table presents our stock-based compensation expense resulting from stock options that are recorded in our condensed consolidated statements of operations and comprehensive income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Cost of revenues	$15	$11	$44	$29
Research and development expense	43	37	129	98
Sales and marketing expense	50	42	150	113
General and administrative expense	126	102	358	246
Total	$234	$192	$681	$486
2016 Grants
In the first quarter 2016, the Company granted 290,000 options under the Incentive Plan with an exercise price of $4.50. The options vest in equal monthly installments on the last day of the month over a four-year period, with an initial vesting date of March 31, 2016. In the third quarter 2016, the Company granted 25,000 options under the Incentive Plan with an exercise price of $4.88. The options vest in equal monthly installments on the last day of the month over a four-year period, with an initial vesting date of July 31, 2016. As of September 30, 2016, the Company had 2,823,426 stock options outstanding.

Note 4 — Net Income per Common Share
Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock awards using the treasury stock method. Weighted-average shares from common share equivalents in the amount of 534,726 and 448,666 for the three and nine months ended September 30, 2016, respectively, and 135,930 and 258,542 for the three and nine months ended September 30, 2015, respectively, were excluded from the respective dilutive shares outstanding because their effect was anti-dilutive.
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net income	$3,828	$1,966	$7,490	$1,474
Denominator:
Basic:
Weighted-average common shares used in computing basic net income per share	45,869	45,562	45,791	45,513
Diluted:
Add weighted-average effect of dilutive securities:
Stock options and restricted stock awards	1,416	1,541	1,366	1,231
Weighted-average common shares used in computing diluted net income per share	47,285	47,103	47,157	46,744
Net income per common share:
Basic	$0.08	$0.04	$0.16	$0.03
Diluted	$0.08	$0.04	$0.16	$0.03

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
At September 30, 2016, financial instruments include $11.7 million of cash and cash equivalents, restricted assets of $3.5 million, collateral investments of $1.8 million, and Senior Secured Credit Facility term loans, net of discount and deferred financing costs, of $99.5 million. At December 31, 2015, financial instruments include $8.6 million of cash and cash equivalents, restricted assets of $4.4 million, collateral investments of $1.8 million, and Senior Secured Credit Facility term loans, net of discount and deferred financing costs, of $101.7 million. The fair market values of cash equivalents, restricted assets, and collateral investments are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period. See Note 13 – Long-Term Debt for additional information regarding the Company’s term loans.
At September 30, 2016 and December 31, 2015, the carrying value of the Company’s Senior Secured Credit Facility term loans approximates the fair value, as the borrowings are tied to the London Interbank Offered Rate (“LIBOR”) and are market sensitive.
Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$3,518	$3,518	$—	$—
Collateral Investments:
Money Market	906	906	—	—
Certificates of Deposit	879	879	—	—

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$4,364	$4,364	$—	$—
Collateral Investments:
Money Market	905	905	—	—
Certificates of Deposit	878	878	—	—

(in thousands)	Total Gains (Losses) for the Nine Months Ended September 30,
Description	2016	2015
Restricted Assets:
Money Market	$—	$—
Collateral Investments:
Money Market	—	—
Certificates of Deposit	—	—
Assets and liabilities measured at fair value on a non-recurring basis are listed below at their carrying values as of each reporting date:

(in thousands)		Fair Value at Reporting Date Using
Description	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	24,539	—	—	24,539
Pre-publication costs, net	17,768	—	—	17,768
Acquired curriculum and technology intangibles, net	1,589	—	—	1,589
Acquired publishing rights, net	804	—	—	804
Other intangible assets, net	2,393	—	—	2,393

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	22,540	—	—	22,540
Pre-publication costs, net	16,441	—	—	16,441
Acquired curriculum and technology intangibles, net	2,731	—	—	2,731
Acquired publishing rights, net	1,459	—	—	1,459
Other intangible assets, net	3,231	—	—	3,231

(in thousands)	Total Gains (Losses) for the Nine Months Ended September 30,
Description	2016	2015
Goodwill	$—	$—
Property, equipment and software, net	—	—
Pre-publication costs, net	—	—
Acquired curriculum and technology intangibles, net	—	—
Acquired publishing rights, net	—	—
Other intangible assets, net	—	—

There were no significant remeasurements of these assets during the nine months ended September 30, 2016 or 2015.

Note 6 — Other Current Assets
Other current assets at September 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Deferred costs	$9,586	$8,514
Prepaid expenses	2,245	1,367
Other	365	100
Other current assets	$12,196	$9,981

Note 7 — Other Assets
Other assets at September 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Collateral investments	$1,785	$1,783
Deferred costs, less current portion	1,648	1,479
Deferred financing costs - revolving credit facility	756	892
Other	292	663
Other assets	$4,481	$4,817

Deferred Financing Costs
Deferred financing costs relate to costs incurred with the issuance of the Senior Secured Credit Agreement. See Note 13 – Long-Term Debt.
Collateral Investments
The Company maintains certificates of deposit to collateralize its outstanding letters of credit associated with credit collections and workers’ compensation activity. At September 30, 2016 and December 31, 2015, the Company had $0.9 million in certificates of deposit serving as collateral for its outstanding letters of credit.
Additionally, the Company maintains a money market fund investment to serve as collateral for a travel card program. The balance of the money market fund investment was $0.9 million at September 30, 2016 and December 31, 2015.

Note 8 — Accrued Expenses
Accrued expenses at September 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Salaries, bonuses and benefits	$9,444	$9,383
Pension and post-retirement benefit plans	1,093	1,093
Accrued royalties	723	1,201
Other	2,796	2,547
Accrued expenses	$14,056	$14,224
Pension and Post-Retirement Benefit Plans
See Note 10 – Pension Plan for additional information regarding the Company’s pension plan.

Note 9 — Other Liabilities
Other liabilities at September 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Pension and post-retirement benefit plans, long-term portion	$9,364	$9,903
Deferred rent	731	881
Long-term income tax payable	449	896
Long-term deferred compensation	341	347
Other liabilities	$10,885	$12,027

Pension and Post-Retirement Benefit Plans
See Note 10 – Pension Plan for additional information regarding the Company’s pension plan.

Note 10 — Pension Plan
The net pension costs of the Company’s defined benefit pension plan were comprised primarily of interest costs and totaled $0.1 million and $0.2 million, respectively, for the three months ended September 30, 2016 and 2015 and $0.4 million and $0.5 million, respectively, for the nine months ended September 30, 2016 and 2015.  The net pension costs included the amortization of accumulated net loss of $38 thousand and $0.1 million, for the three months ended September 30, 2016 and 2015, respectively. The net pension costs included the amortization of accumulated net loss of $0.1 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 11 — Uncertain Tax Positions and Income Taxes
The Company recognizes the financial statement impact of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in its financial statements. For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in its financial statements is recorded to Other Liabilities in the Condensed Consolidated Balance Sheets as an unrecognized tax benefit (“UTB”). The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities. The balance of UTBs was $5.9 million at September 30, 2016 and $6.2 million at December 31, 2015.
Included in the balance of unrecognized tax benefits at September 30, 2016 are approximately $0.4 million of tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining uncertain tax positions would not affect the effective tax rate, but would instead increase or would have increased available tax attributes. However, the recognition of the tax attribute would be offset by an increase in the deferred tax asset valuation allowance resulting in no net impact to the effective tax rate.
The Company recognizes interest accrued related to its UTBs and penalties as income tax expense. Related to the UTBs noted above, the Company recognized no penalties and immaterial interest during the three and nine months ended September 30, 2016. At September 30, 2016, the Company has liabilities of $0.1 million for penalties (gross) and $0.1 million for interest (gross). During the nine months ended September 30, 2016, UTBs were decreased by $0.5 million for effectively settled tax positions.
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
In September 2016, the Company entered into a Tax Asset Protection Rights Agreement (the “Rights Agreement”), between the Company and Wells Fargo Bank, National Association, as Rights Agent. The Rights Agreement is designed to preserve the Company’s substantial net operating loss carryforwards (NOLs) and other significant tax benefits which may be available to reduce potential future tax liabilities. The Rights Agreement is not intended to be an antitakeover measure or to deter offers that are fair and otherwise in the best interests of the Company’s stockholders.

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
Purchase Commitments
From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business. These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. These open purchase commitments totaled $0.1 million as of September 30, 2016.
Letters of Credit
The Company has letters of credit outstanding at September 30, 2016 in the amount of $0.9 million to support credit collections and workers’ compensation activity. The Company maintains certificates of deposit of $0.9 million as collateral for the letters of credit as well as an additional deposit to support Automated Clearing House processing and credit card collections. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificates of deposit and money market fund investment are included in Collateral Investments in Note 7 — Other Assets.

Note 13 — Long-Term Debt
Long-term debt at September 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Senior secured credit facility term loans maturing December 10, 2020	$102,113	$105,000
Less: Unamortized discount	(1,466)	(1,856)
Less: Unamortized deferred financing costs	(1,115)	(1,422)
Total debt	99,532	101,722
Less: current portion of long-term debt	6,475	3,850
Long-term debt	$93,057	$97,872
 Senior Secured Credit Facility
On December 10, 2015, Cambium Learning, Inc. (the “Borrower”), a wholly-owned subsidiary of Cambium Learning Group, Inc., entered into a $135.0 million Senior Secured Credit Agreement (the “Credit Agreement”) among the Borrower, the Company, Webster Bank, N.A., as Administrative Agent, L/C Issuer and a Lender, and the other Lenders party thereto, with Webster Bank, N.A., as Joint Lead Arranger, the Governor and Company of the Bank of Ireland, as Joint Lead Arranger and Syndication Agent, and Capital One National Association, and Babson Capital Finance, LLC, as Co-Documentation Agents (the “Senior Secured Credit Facility”).  The Senior Secured Credit Facility consists of a term loan A which had an initial principal amount of $70.0 million (“Term Loan A”), a term loan B which had an initial principal amount of $35.0 million (“Term Loan B”) and a $30.0 million revolving credit facility (the “Revolving Credit Facility”), secured by a lien on substantially all assets and capital stock of the Company, the Borrower and the Borrower’s subsidiaries (collectively, the “Loan Parties”).  The Senior Secured Credit Facility matures on December 10, 2020.
Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or the LIBOR rate (subject to a 1.0% floor), at the Borrower’s option, plus an applicable margin.  The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans.  The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation.  The applicable margin for the Term Loan B is 4.25% for Base Rate loans and 5.25% for LIBOR loans.  From the inception of the Senior Secured Credit Facility to the end of the third quarter 2016, an interest rate of 5.5% applied to the Term Loan A and Revolving Credit Facility and an interest rate of 6.25% applied to the Term Loan B.  Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%.  Interest is payable quarterly in arrears, or earlier for loans with shorter interest periods.
The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on fundamental changes to the Loan Parties, a maximum consolidated net leverage ratio, and minimum fixed charge coverage ratio. Upon an event of default, and after any applicable cure period, the Administrative Agent can accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants.  At September 30, 2016, the Company was in compliance with all covenants related to the Credit Facility.
The principal balances of the Senior Secured Credit Facility were issued at a discount, representing fees paid to lenders, which are amortized over the life of the debt using the effective interest rate method.  Unamortized discount at September 30, 2016 and December 31, 2015 was $1.5 million and $1.9 million, respectively.
The Company incurred debt issuance costs associated with the Senior Secured Credit Facility, which were deferred and are amortized over the term of the related debt using the effective interest method.  Unamortized deferred financing costs related to both Term Loan A and Term Loan B totaled $1.1 million and $1.4 million at September 30, 2016 and December 31, 2015, respectively, and are presented as a reduction to Long-term Debt in the Consolidated Balance Sheets.  Unamortized deferred financing costs related to the Revolving Credit Facility totaled $0.8 million and $0.9 million at September 30, 2016 and December 31, 2015, respectively, and are classified as Other Assets in the Consolidated Balance Sheets.
At September 30, 2016, the Company had outstanding principal balances of $67.4 million of Term Loan A, $34.7 million of Term Loan B, and no borrowings under the Revolving Credit Facility, and had $30.0 million borrowing availability under the Revolving Credit Facility.
In February 2016, the Company paid $0.1 million to enter into interest rate cap agreements for approximately half of its outstanding Term Loan A and Term Loan B loans, less required amortization, for a three-year period.  Under the interest rate cap agreements, the Company will receive payments for any period that the three-month LIBOR rate exceeds 2.5%.

Note 14 — Segment Reporting
The Company operates in three reportable segments with separate management teams and infrastructures that offer various products and services.
Learning A-Z Segment
Learning A-Z is a PreK-6 education technology provider of digitally delivered resources and tools that support instruction and student growth in reading, writing, and science.  Founded in 2002, Learning A-Z believes that an enlightened approach to literacy —which starts with reading and writing, but also includes the development of key 21st century skills like communication, creativity, collaboration, and critical-thinking — is the foundation to all learning. With a robust library of incredibly effective and flexible curriculum resources, Learning A-Z provides the tools teachers need to deliver personalized instruction for a wide range of student needs, including English language learners, intervention, special education, and daily instruction. Learning A-Z’s resources are currently used in more than half the districts across the United States and Canada and in over 175 countries worldwide.  Learning A-Z is committed to:

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
The following tables present the net revenues, operating expenses, income from operations, and capital expenditures which are used by the Company’s chief operating decision maker to measure the segments’ operating performance.  The Company does not track assets directly by segment and the chief operating decision maker does not use assets to measure a segment’s operating performance, and therefore this information is not presented.

	Three Months Ended September 30, 2016
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net revenues	$16,518	$19,466	$6,129	$—	$42,113
Cost of revenues	583	7,381	912	—	8,876
Amortization expense	—	—	—	4,780	4,780
Total cost of revenues	583	7,381	912	4,780	13,656
Other operating expenses	8,113	6,754	2,931	3,907	21,705
Depreciation and amortization expense	—	—	—	875	875
Total costs and expenses	8,696	14,135	3,843	9,562	36,236

Income before interest, other income (expense) and income taxes	7,822	5,331	2,286	(9,562)	5,877

Net interest expense	—	—	—	(1,876)	(1,876)
Income tax expense	—	—	—	(173)	(173)
Segment net income	$7,822	$5,331	$2,286	$(11,611)	$3,828
Expenditures for property, equipment, software and pre-publication costs	$2,491	$2,090	$819	$5	$5,405

	Three Months Ended September 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net revenues	$13,733	$21,820	$4,786	$—	$40,339
Cost of revenues	416	7,800	904	—	9,120
Amortization expense	—	—	—	4,434	4,434
Total cost of revenues	416	7,800	904	4,434	13,554
Other operating expenses	6,654	7,718	2,506	3,356	20,234
Depreciation and amortization expense	—	—	—	1,001	1,001
Total costs and expenses	7,070	15,518	3,410	8,791	34,789

Income before interest, other income (expense) and income taxes	6,663	6,302	1,376	(8,791)	5,550

Net interest expense	—	—	—	(3,575)	(3,575)
Other income, net	—	—	—	204	204
Income tax expense	—	—	—	(213)	(213)
Segment net income	$6,663	$6,302	$1,376	$(12,375)	$1,966
Expenditures for property, equipment, software and pre-publication costs	$2,276	$2,195	$683	$121	$5,275

	Nine Months Ended September 30, 2016
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net revenues	$48,127	$49,252	$17,492	$—	$114,871
Cost of revenues	1,801	19,103	2,711	—	23,615
Amortization expense	—	—	—	12,905	12,905
Total cost of revenues	1,801	19,103	2,711	12,905	36,520
Other operating expenses	22,379	20,419	8,387	11,300	62,485
Depreciation and amortization expense	—	—	—	2,572	2,572
Total costs and expenses	24,180	39,522	11,098	26,777	101,577

Income before interest, other income (expense) and income taxes	23,947	9,730	6,394	(26,777)	13,294

Net interest expense	—	—	—	(5,598)	(5,598)
Income tax expense	—	—	—	(206)	(206)
Segment net income	$23,947	$9,730	$6,394	$(32,581)	$7,490
Expenditures for property, equipment, software and pre-publication costs	$6,770	$6,557	$2,174	$670	$16,171

	Nine Months Ended September 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net revenues	$39,930	$54,831	$14,503	$—	$109,264
Cost of revenues	1,286	20,751	2,246	—	24,283
Amortization expense	—	—	—	12,712	12,712
Total cost of revenues	1,286	20,751	2,246	12,712	36,995
Other operating expenses	17,914	20,982	7,469	10,723	57,088
Depreciation and amortization expense	—	—	—	2,994	2,994
Total costs and expenses	19,200	41,733	9,715	26,429	97,077

Income before interest, other income (expense) and income taxes	20,730	13,098	4,788	(26,429)	12,187

Net interest expense	—	—	—	(10,875)	(10,875)
Other income, net	—	—	—	679	679
Income tax expense	—	—	—	(517)	(517)
Segment net income	$20,730	$13,098	$4,788	$(37,142)	$1,474
Expenditures for property, equipment, software and pre-publication costs	$5,973	$6,869	$1,931	$334	$15,107

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
Cautionary Note Regarding Forward-looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties, and which are based on beliefs, expectations, estimates, projections, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers and intents of our management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements regarding our future financial condition, economic performance and results of operations, as well as our business strategy, objectives of management for future operations, and the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements.
Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements can, in some cases, be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “projects,” “forecasts,” “plans,” “anticipates,” “targets,” “outlooks,” “initiatives,” “visions,” “objectives,” “strategies,” “opportunities,” “drivers,” “intends,” “scheduled to,” “seeks,” “may,” “will,” or “should,” or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy, plans, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements, as it is impossible for us to anticipate all factors that could affect our actual results. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in Part II, Item 1A and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015, and those described from time to time in our future reports filed with the SEC. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the results of any revisions to the forward-looking statements made in this report.
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
During 2016, our products have continued to receive awards and accolades from industry publications.
The 21st Annual Education Software Review Awards (“EDDIE”) presented by The ComputED Gazette
In October 2016, the Company was awarded 15 EDDIE awards from ComputED Gazette. The EDDIE Awards recognize innovative and content-rich programs and websites that augment the classroom curriculum and improve teacher productivity, providing parents and teachers with the technology to foster educational excellence. We won EDDIE Awards in the following categories:
Early Learning, Reading Website: Headsprout® by Learning A-Z
Early Learning, Online Classroom Library: Reading A-Z™ by Learning A-Z
Early Elementary, Online Classroom Library: Headsprout® by Learning A-Z

Upper Elementary, Science Website: Science A-Z® by Learning A-Z
Upper Elementary, Test Skills Website: ReadyTest A-Z™ by Learning A-Z
Upper Elementary, Writing Website: Writing A-Z™ by Learning A-Z
Multilevel, Reading Resource Website: Raz-Kids® by Learning A-Z
Teacher Tools, Educators Online Resource: Raz-Plus™ by Learning A-Z
Teacher Tools, Reading Resource Website: Reading A-Z by Learning A-Z
Early Elementary, Math Fluency Website: Reflex® by ExploreLearning
Multi-Level, Math & Science Online Simulations: Gizmos® by ExploreLearning
Upper Elementary, Literacy Website: Kurzweil 3000® by Kurzweil Education
Middle School, Literacy Website: Kurzweil 3000 by Kurzweil Education
High School, Literacy Website: Kurzweil 3000 by Kurzweil Education
Multi-Level, Literacy Website: Kurzweil 3000 by Kurzweil Education
2016 34th Annual Awards of Excellence by Tech & Learning Magazine
In October 2016, ExploreLearning was among the winners of Tech & Learning magazine’s 33rd Annual Awards of Excellence for Best Upgraded Product for its Gizmos product. The Tech & Learning Awards of Excellence recognize both new and upgraded education technology products. Judges evaluated more than 150 applicants using four criteria: quality and effectiveness, ease of use, creative use of technology, and suitability for use in an educational environment. Winners in the Best Upgraded Product category made significant enhancements in the past year to proven education tools.
2016 REVERE Award presented by the PreK-12 Learning Group of the Association of American Publishers
In June 2016, Voyager Sopris Learning received a 2016 REVERE Award for the content in its LANGUAGE!Live® product in the “Classroom Supplemental Resources for Learners with Additional Educational Needs” category. LANGUAGE!Live is a comprehensive English language arts curriculum for struggling adolescent readers and writers. The REVERE Awards are presented by the PreK-12 Learning Group of the Association of American Publishers to identify and honor excellence in educational materials.
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
Best Educational App for a Mobile Device: Reflex by ExploreLearning
The 22nd Annual Best Educational Software Awards (“BESSIE”) presented by The ComputED Gazette
In April 2016, Learning A-Z, Voyager Sopris Learning, and ExploreLearning each received BESSIE Awards. The BESSIE Awards target innovative and content-rich programs and websites that provide parents and teachers with technology to foster educational excellence and are awarded to titles submitted by publishers worldwide. We won BESSIE Awards in the following categories:
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
Learning A-Z Segment
Learning A-Z is a PreK-6 education technology provider of digitally delivered resources and tools that support instruction and student growth in reading, writing, and science. Founded in 2002, Learning A-Z believes that an enlightened approach to literacy — which starts with reading and writing, but also includes the development of key 21st century skills like communication, creativity, collaboration, and critical-thinking — is the foundation to all learning. With a robust library of incredibly effective and flexible curriculum resources, Learning A-Z provides the tools teachers need to deliver personalized instruction for a wide range of student needs, including English language learners, intervention, special education, and daily instruction. Learning A-Z’s resources are currently used in more than half the districts across the United States and Canada and in over 175 countries worldwide. Learning A-Z is committed to:

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
Tax Asset Protection Rights Agreement
In September 2016, we entered into a Tax Asset Protection Rights Agreement (the “Rights Agreement”), between the Company and Wells Fargo Bank, National Association, as Rights Agent. The Rights Agreement is designed to preserve our substantial net operating loss carryforwards (NOLs) and other significant tax benefits which may be available to reduce potential future tax liabilities. The Rights Agreement is not intended to be an antitakeover measure or to deter offers that are fair and otherwise in the best interests of our stockholders.
Results of Operations
Bookings
Bookings is an internal, operational metric that measures the total dollar value of customer orders in a period, regardless of the timing of the related revenue recognition. We consider Bookings a leading indicator of revenues. During the nine months ended September 30, 2016, consolidated Bookings increased 3.8% to $127.1 million, compared to $122.4 million during the nine months ended September 30, 2015. Bookings by segment for the nine months ended September 30, 2016 and the percentage change from the same period of 2015 were as follows:

•
Learning A-Z: $54.8 million, increased 19.6% in the first nine months of the year compared to prior year, due to continued strong performance of all product lines, especially student-centric products, leading to third quarter growth of 23.5%.

•
Voyager Sopris Learning: $53.3 million, decreased 12.3% in the first nine months of the year, with a third quarter decrease of 6.8%. Bookings for the segment’s print and transactional solutions declined 16%, in line with expectations. Bookings for the segment’s technology-enabled solutions declined 3%, falling short of Company expectations for growth this year. LANGUAGE!Live, the segment’s flagship solution for technology-enabled adolescent intervention, had solid growth of 9%. However, overall segment Bookings were adversely impacted by sluggish performance by many of the segment’s older technology offerings and the use of pilot programs for the recently launched Velocity® product, which helps expand the pool of customer prospects for the long-term but does not immediately generate material top-line growth.

•
ExploreLearning: $19.0 million, increased 20.3% in the first nine months of the year, with a third quarter increase of 10.6%. This segment has seen strong momentum both in Reflex and in the Gizmos simulations which were upgraded to HTML5 in early 2016.

We continue to execute our strategy to shift resources to subscription and technology-enabled products. For the nine months ended September 30, 2016, technology-enabled products represented approximately 71% of Bookings versus 65% for the same period of 2015. For purposes of this metric, technology-enabled products are defined as those products that are sold primarily as a technology-based solution or that could be used solely via a digital platform. For the Voyager Sopris Learning segment, several products classified as technology-enabled include supplemental print materials.
Restructuring
During the third quarter of 2016, management made some tactical decisions at the Voyager Sopris Learning segment to right-size costs and accelerate Voyager Sopris Learning's transformation from slower-growing legacy products toward newer and technology-enabled solutions. As a result, net income for the third quarter of 2016 includes restructuring costs of $0.9 million, representing severance charges. These restructuring costs are excluded from Adjusted EBITDA and Cash Income. The Voyager Sopris Learning restructuring costs were recorded as follows: cost of revenues of $0.4 million, research and development expense of $0.3 million, sales and marketing expense of $0.2 million, and general and administrative expense of $45 thousand.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

	Three Months Ended				Year Over Year Change
	September 30, 2016		September 30, 2015		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Learning A-Z	$16,518	39.2%	$13,733	34.0%	$2,785	20.3%
Voyager Sopris Learning	19,466	46.2%	21,820	54.1%	(2,354)	(10.8)%
ExploreLearning	6,129	14.6%	4,786	11.9%	1,343	28.1%
Total net revenues	42,113	100.0%	40,339	100.0%	1,774	4.4%
Cost of revenues:
Learning A-Z	583	1.4%	416	1.0%	(167)	(40.1)%
Voyager Sopris Learning	7,381	17.5%	7,800	19.3%	419	5.4%
ExploreLearning	912	2.2%	904	2.2%	(8)	(0.9)%
Amortization expense	4,780	11.4%	4,434	11.0%	(346)	(7.8)%
Total cost of revenues	13,656	32.4%	13,554	33.6%	(102)	(0.8)%
Research and development expense	3,301	7.8%	2,935	7.3%	(366)	(12.5)%
Sales and marketing expense	12,152	28.9%	11,722	29.1%	(430)	(3.7)%
General and administrative expense	5,872	13.9%	5,120	12.7%	(752)	(14.7)%
Shipping and handling costs	380	0.9%	457	1.1%	77	16.8%
Depreciation and amortization expense	875	2.1%	1,001	2.5%	126	12.6%
Income before interest, other income (expense) and income taxes	5,877	14.0%	5,550	13.8%	327	5.9%
Net interest expense	(1,876)	(4.5)%	(3,575)	(8.9)%	1,699	47.5%
Other income, net	—	—%	204	0.5%	(204)	(100.0)%
Income tax expense	(173)	(0.4)%	(213)	(0.5)%	40	18.8%
Net income	$3,828	9.1%	$1,966	4.9%	$1,862	94.7%
Net revenues
Net revenues increased during the three months ended September 30, 2016 by 4.4% to $42.1 million, compared to $40.3 million during the same period of 2015. Increased net revenues in Learning A-Z and ExploreLearning offset lower net revenues in Voyager Sopris Learning. Net revenues by segment were as follows:

•
Learning A-Z’s net revenues were $16.5 million, increasing $2.8 million, or 20.3%, in the quarter ended September 30, 2016 compared to the same period of 2015. The year-over-year growth in net revenues is the result of Learning A-Z’s ongoing strong Bookings trend.

•
Voyager Sopris Learning’s net revenues were $19.5 million, decreasing $2.4 million, or 10.8%, during the quarter ended September 30, 2016 compared to the same period of 2015. The year-over-year decline in revenues is the result of Voyager Sopris Learning’s Bookings decline.

•
ExploreLearning’s net revenues were $6.1 million, increasing $1.3 million, or 28.1%, during the quarter ended September 30, 2016 compared to the same period of 2015. The increase in net revenues is a higher percentage than the increase in Bookings due to the recognition of prior period Bookings, which are recognized pro-rata over the applicable subscription periods.

Cost of revenues
Cost of revenues primarily include print and royalty costs, and expenses to purchase, handle and warehouse product, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $0.2 million, or 2.7%, to $8.9 million in the third quarter of 2016 compared to $9.1 million in the same period of 2015. Cost of revenues by segment were as follows:

•
Learning A-Z’s cost of revenues increased slightly by $0.2 million, to $0.6 million commensurate with higher net revenues, in the quarter ended September 30, 2016 compared to $0.4 million in the same period of 2015.

•
Voyager Sopris Learning’s cost of revenues decreased $0.4 million, or 5.4%, to $7.4 million in the quarter ended September 30, 2016 compared to $7.8 million in the same period of 2015. The decrease in cost of revenues was due to the year-over-year decline in revenue, partially offset by $0.4 million of restructuring costs.

•	ExploreLearning’s cost of revenues remained consistent at $0.9 million in the quarters ended September 30, 2016 and 2015.
Amortization expense
Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology product development. Amortization was $4.8 million in the third quarter of 2016, an increase of $0.3 million compared to the same period of 2015. The change was due to an increase in amortization of developed pre-publication and technology product development.
Research and development expense
Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the third quarter of 2016 increased $0.4 million to $3.3 million compared to $2.9 million for the third quarter of 2015. The increase is due to planned investments to support growth initiatives, primarily at Learning A-Z. Year-over-year savings at Voyager Sopris Learning were offset by the restructuring costs.
Sales and marketing expense
Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the third quarter of 2016 increased $0.4 million to $12.2 million compared to $11.7 million for the third quarter of 2015. The increase is due to planned investments to support growth initiatives at Learning A-Z and ExploreLearning, partially offset by decreases in Voyager Sopris Learning. Year-over-year savings at Voyager Sopris Learning were partially offset by the restructuring costs.
General and administrative expense
General and administrative expenses increased by $0.8 million in the third quarter of 2016 to $5.9 million compared to $5.1 million for the third quarter of 2015. The quarterly variance primarily reflects timing of expenses; year-to-date, general and administrative costs as a percentage of net revenues are down slightly compared to 2015.
Shipping and handling costs
Shipping and handling costs for the quarter ended September 30, 2016 decreased slightly, by $0.1 million, to $0.4 million compared to $0.5 million the third quarter of 2015. Shipping and handling costs were 0.9% of net revenues for the three months ended September 30, 2016, down slightly from the 1.1% of net revenues for the same period of 2015 due to the higher mix of technology solutions.

Net interest expense
Net interest expense decreased by $1.7 million, or 47.5%, to $1.9 million in the third quarter of 2016 compared to the same period in 2015 as a result of the debt refinancing completed in December 2015.
Other income, net
The Company had no Other income, net during the three months ended September 30, 2016 compared to $0.2 million for the same period in 2015. The decrease was due to the Company terminating a sublease agreement in October 2015.
Income tax expense
We recorded an income tax expense of $0.2 million for the third quarter of 2016 and 2015. We continue to maintain a valuation allowance against our deferred tax assets, which eliminates any non-current tax benefit generated.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	Nine Months Ended				Year Over Year Change
	September 30, 2016		September 30, 2015		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Learning A-Z	$48,127	41.9%	$39,930	36.5%	$8,197	20.5%
Voyager Sopris Learning	49,252	42.9%	54,831	50.2%	(5,579)	(10.2)%
ExploreLearning	17,492	15.2%	14,503	13.3%	2,989	20.6%
Total net revenues	114,871	100.0%	109,264	100.0%	5,607	5.1%
Cost of revenues:
Learning A-Z	1,801	1.6%	1,286	1.2%	(515)	(40.0)%
Voyager Sopris Learning	19,103	16.6%	20,751	19.0%	1,648	7.9%
ExploreLearning	2,711	2.4%	2,246	2.1%	(465)	(20.7)%
Amortization expense	12,905	11.2%	12,712	11.6%	(193)	(1.5)%
Total cost of revenues	36,520	31.8%	36,995	33.9%	475	1.3%
Research and development expense	9,440	8.2%	7,827	7.2%	(1,613)	(20.6)%
Sales and marketing expense	36,309	31.6%	32,845	30.1%	(3,464)	(10.5)%
General and administrative expense	15,976	13.9%	15,537	14.2%	(439)	(2.8)%
Shipping and handling costs	760	0.7%	879	0.8%	119	13.5%
Depreciation and amortization expense	2,572	2.2%	2,994	2.7%	422	14.1%
Income before interest, other income (expense) and income taxes	13,294	11.6%	12,187	11.2%	1,107	9.1%
Net interest expense	(5,598)	(4.9)%	(10,875)	(10.0)%	5,277	48.5%
Other income, net	—	—%	679	0.6%	(679)	(100.0)%
Income tax expense	(206)	(0.2)%	(517)	(0.5)%	311	60.2%
Net income	$7,490	6.5%	$1,474	1.3%	$6,016	408.1%
Net revenues
Net revenues increased during the nine months ended September 30, 2016 by 5.1% to $114.9 million, compared to $109.3 million during the same period of 2015. Increased net revenues in Learning A-Z and ExploreLearning offset lower net revenues in Voyager Sopris Learning. Net revenues by segment were as follows:

•
Learning A-Z’s net revenues were $48.1 million, increasing $8.2 million, or 20.5%, in the nine months ended September 30, 2016 compared to the same period of 2015. The year-over-year growth in net revenues is the result of Learning A-Z’s ongoing strong Bookings trend.

•
Voyager Sopris Learning’s net revenues were $49.3 million, decreasing $5.6 million, or 10.2%, during the nine months ended September 30, 2016 compared to the same period of 2015. The year-over-year decline in revenues is the result of Voyager Sopris Learning’s Bookings decline. The decrease in revenue is slightly less than the decrease in Bookings due to the recognition of prior period Bookings.

•
ExploreLearning’s net revenues were $17.5 million, increasing $3.0 million, or 20.6%, during the nine months ended September 30, 2016 compared to the same period of 2015. The increase in net revenues is the result of ExploreLearning's ongoing strong Bookings trend.

Cost of revenues
Cost of revenues primarily include print and royalty costs, and expenses to purchase, handle and warehouse product, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $0.7 million, or 2.8%, to $23.6 million in the first nine months of 2016 compared to $24.3 million in the same period of 2015. Cost of revenues by segment were as follows:

•
Learning A-Z’s cost of revenues increased by $0.5 million, to $1.8 million commensurate with higher net revenues, in the nine months ended September 30, 2016 compared to $1.3 million in the same period of 2015.

•
Voyager Sopris Learning’s cost of revenues decreased by $1.6 million, or 7.9%, to $19.1 million in the nine months ended September 30, 2016 compared to $20.8 million in the same period of 2015. The decrease in cost of revenues was due to the year-over-year decline in revenue, partially offset by $0.4 million of restructuring costs.

•
ExploreLearning’s cost of revenues increased by $0.5 million, to $2.7 million commensurate with higher net revenues, in the nine months ended September 30, 2016 compared to $2.2 million in the same period of 2015.

Amortization expense
Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology product development. Amortization decreased $0.2 million to $12.9 million in the first nine months of 2016 compared to $12.7 million in the same period of 2015. The change was due to a decrease in amortization of acquired publishing rights and curriculum of $1.3 million which was partially offset by increased amortization of developed pre-publication and technology product development of $1.1 million.
Research and development expense
Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the first nine months of 2016 increased $1.6 million to $9.4 million compared to $7.8 million for the first nine months of 2015. The increase is due to planned investments to support growth initiatives, especially at Learning A-Z. Year-over-year savings at Voyager Sopris Learning were offset by the restructuring costs.
Sales and marketing expense
Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the first nine months of 2016 increased $3.5 million to $36.3 million compared to $32.8 million for the first nine months of 2015. The increase is due to planned investments to support growth initiatives at Learning A-Z and ExploreLearning. Year-over-year savings at Voyager Sopris Learning were partially offset by the restructuring costs.
General and administrative expense
General and administrative expenses increased by $0.4 million, or 2.8%, in the first nine months of 2016 compared to $15.5 million for the first nine months of 2015. General and administrative expenses represented 13.9% of net revenues in 2016 compared to 14.2% of net revenues in 2015, down slightly with the additional scale created by the top line growth.
Shipping and handling costs
Shipping and handling costs for the nine months ended September 30, 2016 decreased slightly, to $0.8 million compared to $0.9 million for first nine months of 2015. Shipping and handling costs were 0.7% of net revenues for the nine months ended September 30, 2016, down slightly from the 0.8% of net revenues for the same period of 2015 due to the higher mix of technology solutions.
Net interest expense
Net interest expense decreased by $5.3 million, or 48.5%, to $5.6 million in the first nine months of 2016 compared to the same period in 2015 as a result of the debt refinancing completed in December 2015.

Other income, net
The Company had no Other income, net during the nine months ended September 30, 2016 compared to $0.7 million for the same period in 2015. The decrease was due to the Company terminating a sublease agreement in October 2015.
Income tax expense
We recorded an income tax expense of $0.2 million for the first nine months of 2016 and income tax expense of $0.5 million during the first nine months of 2015. We continue to maintain a valuation allowance against our deferred tax assets, which eliminates any non-current tax benefit generated.
Liquidity and Capital Resources
Our primary sources of liquidity are cash balances, cash flow from operations and the Revolving Credit Facility that we entered into in December 2015, as described below. Sales seasonality attributable to the buying cycle of school districts, which generally starts at the beginning of each new school year in the fall, affects our operating cash flow. As a result of this inherent seasonality, we normally incur a net cash deficit from all of our activities in the first and second quarters of the year and we normally generate cash in the third and fourth quarters of the year. We expect borrowings under the Revolving Credit Facility to vary according to this seasonality, and accounts receivable balances are normally at their highest at the end of the third quarter. At September 30, 2016, our cash balances were $11.7 million, our net accounts receivable were $29.5 million, we had no borrowings under the Revolving Credit Facility, and we had $30.0 million of availability under the Revolving Credit Facility.
We believe that based on current and anticipated levels of operating performance and cash flow from operations, combined with our existing cash balances and availability under the Revolving Credit Facility, we will be able to make required principal and interest payments on our debt and fund our working capital, operational and capital expenditure requirements for the next 12 months.
Senior Secured Credit Facility
On December 10, 2015, we entered into a $135.0 million Senior Secured Credit Agreement (the “Credit Agreement”) which provided for a term loan A which had an initial principal amount of $70.0 million (“Term Loan A”), a term loan B which had an initial principal amount of $35.0 million (“Term Loan B”), and a $30.0 million revolving credit facility (the “Revolving Credit Facility”) (together, the “Senior Secured Credit Facility”), secured by a lien on substantially all of our assets. The Senior Secured Credit Facility matures on December 10, 2020.
Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or LIBOR (subject to a 1.0% floor), at our option, plus an applicable margin. The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans. The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation. The applicable margin for the Term Loan B is 4.25% for Base Rate loans and 5.25% for LIBOR loans. From the inception of the Senior Secured Credit Facility to the end of the third quarter 2016, an interest rate of 5.5% applied to the Term Loan A and Revolving Credit Facility and an interest rate of 6.25% applied to the Term Loan B. Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%. Interest is payable quarterly in arrears, or earlier for loans with shorter interest periods.
The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence indebtedness, restrictions on investments and dispositions, and limitations on fundamental changes. A maximum consolidated net leverage ratio and minimum fixed charge coverage ratio are effective beginning in the first quarter of 2016. Upon an event of default, and after any applicable cure period, the Administrative Agent could elect to accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants. At September 30, 2016, the Company was in compliance with all covenants related to the Senior Secured Credit Facility.
Summary of Cash flows
Cash provided by (used in) our operating, investing and financing activities is summarized below:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Operating activities	$21,758	$15,247
Investing activities	(16,171)	(15,507)
Financing activities	(2,494)	(614)

Operating activities. Cash provided by operating activities was $21.8 million and $15.2 million for the nine months ended September 30, 2016 and 2015, respectively, with the majority of the improvement due to lower cash interest payments. In the first nine months of 2016, cash interest payments were $4.9 million, and during the first nine months of 2015, at which time we had made both semi-annual interest payments under our previously outstanding 9.75% senior secured notes due 2017, cash interest payments were $13.7 million.
Investing activities. Cash used in investing activities was $16.2 million for the nine months ended September 30, 2016 compared to $15.5 million during the same period of 2015. Capital expenditures were $1.1 million higher in the nine months ended September 30, 2016 compared to the same period in 2015. Cash outflows in 2015 include the final Headsprout acquisition payment of $0.4 million.
Financing activities. Cash used in financing activities was $2.5 million for the nine months ended September 30, 2016 compared to cash used in financing activities of $0.6 million for the nine months ended September 30, 2015. Cash outflows for the nine months ended September 30, 2016 included scheduled principal payments on the Senior Secured Credit Facility of $2.9 million.
Non-GAAP Measures
The Company uses the following non-GAAP financial measures to monitor and evaluate the operating performance of the Company and as a basis to set and measure progress towards performance targets, which directly affect compensation for employees and executives: EBITDA, Adjusted EBITDA, and Cash Income.

•	EBITDA is earnings from operations before interest, income taxes, and depreciation and amortization.

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
EBITDA, Adjusted EBITDA, and Cash Income are not prepared in accordance with GAAP and may be different from similarly named, non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We believe that these non-GAAP measures provide useful information to investors because they reflect the underlying performance of the ongoing operations of the Company and provide investors with a view of the Company’s operations from management’s perspective. Net income reported on a GAAP basis includes material non-operational and non-cash items while Adjusted EBITDA and Cash Income remove significant restructuring, non-operational or certain non-cash items from earnings. We generally use these non-GAAP measures as measures of operating performance and not as measures of liquidity. Our presentation of EBITDA, Adjusted EBITDA, and Cash Income should not be construed as an indication that our future results will be unaffected by unusual, non-operational or non-cash items.
Reconciliations of Operational and Non-GAAP Measures
Below are reconciliations of Bookings to Net Revenues and of Net Income to Adjusted EBITDA and Cash Income for the three and nine months ended September 30, 2016 and 2015:
Reconciliation of Bookings to Net Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Bookings	$74,220	$68,489	$127,143	$122,445
Change in deferred revenues	(32,021)	(28,299)	(12,078)	(12,998)
Other (a)	(86)	149	(194)	(183)
Net revenues	$42,113	$40,339	$114,871	$109,264

 Reconciliation of Net Income to Adjusted EBITDA and Cash Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net income	$3,828	$1,966	$7,490	$1,474
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	5,655	5,435	15,477	15,706
Net interest expense	1,876	3,575	5,598	10,875
Income tax expense	173	213	206	517
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	11,532	11,189	28,771	28,572
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	—	(204)	—	(679)
Restructuring costs(b)	930	—	930	—
Merger, acquisition and disposition activities(c)	144	199	445	552
Stock-based compensation and expense(d)	234	192	681	486
Adjusted EBITDA	12,840	11,376	30,827	28,931
Change in deferred revenues	32,021	28,299	12,078	12,998
Change in deferred costs	(3,574)	(3,694)	(1,241)	(2,915)
Capital expenditures	(5,405)	(5,275)	(16,171)	(15,107)
Cash income	$35,882	$30,706	$25,493	$23,907

Reconciliation of Bookings to Net Revenues by Segment – 2016

	Three Months Ended September 30, 2016
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$34,795	$27,762	$11,663	$74,220
Change in deferred revenues	(18,258)	(8,016)	(5,747)	(32,021)
Other (a)	(19)	(280)	213	(86)
Net revenues	$16,518	$19,466	$6,129	$42,113

	Nine Months Ended September 30, 2016
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$54,826	$53,289	$19,028	$127,143
Change in deferred revenues	(6,610)	(3,740)	(1,728)	(12,078)
Other (a)	(89)	(297)	192	(194)
Net revenues	$48,127	$49,252	$17,492	$114,871

Reconciliation of Net Income to Adjusted EBITDA and Cash Income by Segment - 2016

	Three Months Ended September 30, 2016
(in thousands)	Learning A-Z	Voyager Sopris Learning	Explore Learning	Other	Consolidated
Net income	$7,822	$5,331	$2,286	$(11,611)	$3,828
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	5,655	5,655
Net interest expense	—	—	—	1,876	1,876
Income tax expense	—	—	—	173	173
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	7,822	5,331	2,286	(3,907)	11,532
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Restructuring costs(b)	—	930	—	—	930
Merger, acquisition and disposition activities(c)	—	—	—	144	144
Stock-based compensation and expense(d)	55	73	32	74	234
Adjusted EBITDA	7,877	6,334	2,318	(3,689)	12,840
Change in deferred revenues	18,258	8,016	5,747	—	32,021
Change in deferred costs	(1,863)	(1,033)	(678)	—	(3,574)
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	24,272	13,317	7,387	(3,689)	41,287
Capital expenditures - pre-publication costs	(1,441)	(634)	(378)	—	(2,453)
Capital expenditures - software development costs	(563)	(1,283)	(314)	—	(2,160)
Capital expenditures - general expenditures	(487)	(173)	(127)	(5)	(792)
Cash income	$21,781	$11,227	$6,568	$(3,694)	$35,882

	Nine Months Ended September 30, 2016
(in thousands)	Learning A-Z	Voyager Sopris Learning	Explore Learning	Other	Consolidated
Net income	$23,947	$9,730	$6,394	$(32,581)	$7,490
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	15,477	15,477
Net interest expense	—	—	—	5,598	5,598
Income tax expense	—	—	—	206	206
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	23,947	9,730	6,394	(11,300)	28,771
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Restructuring costs(b)	—	930	—	—	930
Merger, acquisition and disposition activities(c)	—	—	—	445	445
Stock-based compensation and expense(d)	167	214	92	208	681
Adjusted EBITDA	24,114	10,874	6,486	(10,647)	30,827
Change in deferred revenues	6,610	3,740	1,728	—	12,078
Change in deferred costs	(506)	(416)	(319)	—	(1,241)
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	30,218	14,198	7,895	(10,647)	41,664
Capital expenditures - pre-publication costs	(4,004)	(1,974)	(749)	—	(6,727)
Capital expenditures - software development costs	(1,814)	(4,127)	(1,075)	—	(7,016)
Capital expenditures - general expenditures	(952)	(456)	(350)	(670)	(2,428)
Cash income	$23,448	$7,641	$5,721	$(11,317)	$25,493

Reconciliation of Bookings to Net Revenues by Segment – 2015

	Three Months Ended September 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$28,164	$29,780	$10,545	$68,489
Change in deferred revenues	(14,430)	(8,111)	(5,758)	(28,299)
Other (a)	(1)	151	(1)	149
Net revenues	$13,733	$21,820	$4,786	$40,339

	Nine Months Ended September 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$45,851	$60,774	$15,820	$122,445
Change in deferred revenues	(5,905)	(5,804)	(1,289)	(12,998)
Other (a)	(16)	(139)	(28)	(183)
Net revenues	$39,930	$54,831	$14,503	$109,264

Reconciliation of Net Income to Adjusted EBITDA and Cash Income by Segment - 2015

	Three Months Ended September 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	Explore Learning	Other	Consolidated
Net income	$6,663	$6,302	$1,376	$(12,375)	$1,966
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	5,435	5,435
Net interest expense	—	—	—	3,575	3,575
Income tax expense	—	—	—	213	213
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	6,663	6,302	1,376	(3,152)	11,189
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	—	—	—	(204)	(204)
Merger, acquisition and disposition activities(c)	—	—	—	199	199
Stock-based compensation and expense(d)	47	68	24	53	192
Adjusted EBITDA	6,710	6,370	1,400	(3,104)	11,376
Change in deferred revenues	14,430	8,111	5,758	—	28,299
Change in deferred costs	(1,603)	(1,553)	(538)	—	(3,694)
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	19,537	12,928	6,620	(3,104)	35,981
Capital expenditures - pre-publication costs	(1,327)	(741)	(181)	—	(2,249)
Capital expenditures - software development costs	(565)	(1,274)	(390)	—	(2,229)
Capital expenditures - general expenditures	(384)	(180)	(112)	(121)	(797)
Cash income	$17,261	$10,733	$5,937	$(3,225)	$30,706

	Nine Months Ended September 30, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	Explore Learning	Other	Consolidated
Net income	$20,730	$13,098	$4,788	$(37,142)	$1,474
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	15,706	15,706
Net interest expense	—	—	—	10,875	10,875
Income tax expense	—	—	—	517	517
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	20,730	13,098	4,788	(10,044)	28,572
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	—	—	—	(679)	(679)
Merger, acquisition and disposition activities(c)	—	—	—	552	552
Stock-based compensation and expense(d)	125	158	61	142	486
Adjusted EBITDA	20,855	13,256	4,849	(10,029)	28,931
Change in deferred revenues	5,905	5,804	1,289	—	12,998
Change in deferred costs	(1,075)	(1,667)	(173)	—	(2,915)
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	25,685	17,393	5,965	(10,029)	39,014
Capital expenditures - pre-publication costs	(3,591)	(2,422)	(488)	—	(6,501)
Capital expenditures - software development costs	(1,521)	(3,945)	(1,218)	—	(6,684)
Capital expenditures - general expenditures	(861)	(502)	(225)	(334)	(1,922)
Cash income	$19,712	$10,524	$4,034	$(10,363)	$23,907
Footnotes

(a)
Other comprises timing differences between the invoicing of a transaction, which generates Bookings, and its recognition as either net revenues or deferred revenues. The most common reasons for these timing differences include product that is shipped from our warehouse and invoiced but not recognized as revenues until physical delivery due to shipping terms, adjustments to the allowance for estimated sales returns, and revenue under contract that is earned and recognized in one period but invoiced in a subsequent period.

(b)	Restructuring costs are related to severance charges in the Company's Voyager Sopris Learning segment in the third quarter of 2016, as part of a cost-saving effort.

(c)	Costs are related to merger and acquisition activities including due diligence and other non-operational charges such as pension and severance costs for former employees.

(d)	Stock-based compensation and expense is related to our outstanding options and restricted stock awards.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements as of September 30, 2016 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
This item is not required for a smaller reporting company.

Critical Accounting Policies
In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our condensed consolidated financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. We included in our Form 10-K for the year ended December 31, 2015 a discussion of our critical accounting policies that are particularly important to the portrayal of our financial condition and results of operations and that require the use of our management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
We have made no material changes to any of the critical accounting policies discussed in our 2015 Form 10-K through September 30, 2016.
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
In March 2016, the FASB issued 2016-09, Compensation — Stock Compensation, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The guidance simplifies certain aspects of accounting for stock-based accounting. ASU 2016-09 is effective for interim periods and fiscal years beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance.
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
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as such factors could materially affect the Company’s business, financial condition, or future results. In the three months ended September 30, 2016, there were no material changes to the risk factors disclosed in the Company’s 2015 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 6. Exhibits.
The following exhibits are filed as part of this report.

Exhibit Number	Description

3.1*
Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other
Special Rights and Qualifications, Limitations or Restrictions of Series A Participating Cumulative Preferred
Stock of Cambium Learning Group, Inc. (incorporated by reference to Exhibit 3.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 21, 2016 (File No. 001-34575)).

4.1*
Tax Asset Protection Rights Agreement, dated as of September 21, 2016, between Cambium Learning Group, Inc. and Wells Fargo Bank, National Association, as Rights Agent, which includes the Form of Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series A Participating Cumulative Preferred Stock of Cambium Learning Group, Inc. as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 4.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 21, 2016 (File No. 001-34575)).

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
* Indicates exhibits previously filed and are hereby incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned duly authorized officer of the registrant.

CAMBIUM LEARNING GROUP, INC.

Date: November 9, 2016	/s/ Barbara Benson
Barbara Benson,
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1*
Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other
Special Rights and Qualifications, Limitations or Restrictions of Series A Participating Cumulative Preferred
Stock of Cambium Learning Group, Inc. (incorporated by reference to Exhibit 3.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 21, 2016 (File No. 001-34575)).

4.1*
Tax Asset Protection Rights Agreement, dated as of September 21, 2016, between Cambium Learning Group, Inc. and Wells Fargo Bank, National Association, as Rights Agent, which includes the Form of Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series A Participating Cumulative Preferred Stock of Cambium Learning Group, Inc. as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 4.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 21, 2016 (File No. 001-34575)).

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
* Indicates exhibits previously filed and are hereby incorporated herein by reference.