Form 10-K
period 2016-12-31
CAMBIUM LEARNING GROUP, INC.
filed 2017-03-14
CIK 1466815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant was $59,817,032 based on the closing sale price of the registrant’s common stock on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Capital Market.
As of March 1, 2017, there were 46,205,665 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2017 Annual Stockholders Meeting, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

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
Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “projects,” “forecasts,” “plans,” “anticipates,” “targets,” “outlooks,” “initiatives,” “visions,” “objectives,” “strategies,” “opportunities,” “drivers,” “intends,” “scheduled to,” “seeks,” “may,” “will,” or “should” or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy, plans, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations expressed or implied by such forward-looking statements may prove to be materially different from our actual results, as it is impossible for us to anticipate all factors that could affect our actual results. We discuss certain of these risks in greater detail under the heading “Risk Factors” in Item 1A of this report. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the results of any revisions to the forward-looking statements made in this report.

Item 1. Business.
Unless otherwise expressly indicated in this Item 1, the discussions set forth herein are as of December 31, 2016. The “Company,” “we,” “us,” or “our” when used in this report refers to Cambium Learning Group, Inc. and its predecessors and consolidated subsidiaries, as the context requires.
Overview
Cambium Learning® Group, Inc., a Delaware corporation, was formed in 2009 and is a leading educational solutions and services company that is committed to helping all students reach their full potential. Our award-winning brands include: Learning A-Z® (www.learninga-z.com), Voyager Sopris Learning® (www.voyagersopris.com), ExploreLearning® (www.explorelearning.com) and Kurzweil Education® (www.kurzweiledu.com), which, together, provide breakthrough technology solutions for students and teachers, including best-in-class intervention and supplemental instructional programs; gold-standard professional development; valid and reliable assessments; and products that enable access to learning for all students. The following core beliefs form the foundation of our value proposition:

•
Every learner has untapped potential. Our solutions recognize that each student has a unique and multitudinous background that he or she brings to the classroom, which is why our programs provide individualized learning paths and personalized learning environments that honor and build from where a student’s academic journey begins.

•
Teachers are the foundation—their importance must be valued. We believe that the biggest contributing factor to a student’s success in school is the presence of a knowledgeable and caring teacher, so our curriculum trainings, professional development, and consulting services promote a true partnership that is flexible to unique needs.

•
Data, instruction, and practice drive improvement. The unique capabilities afforded through technology give teachers and students more agility—easily enabling them to not only adapt, engage, mobilize, and move learning beyond the classroom walls, but also to quantify progress, respond to data trends, and individualize instruction like never before.

Our company builds products upon these foundational beliefs, which are aligned with market needs. Proof of this market alignment is demonstrated, in part, by the awards and accolades that we continued to receive throughout 2016 from a variety of industry publications.

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
Early Learning, Reading Website: Headsprout® by Learning A-Z
Early Learning, Online Classroom Library: Reading A-Z® by Learning A-Z
Early Elementary, Online Classroom Library: Headsprout by Learning A-Z
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
Upper Elementary, Literacy Website: Kurzweil 3000® by Kurzweil Education
Middle School, Literacy Website: Kurzweil 3000 by Kurzweil Education
High School, Literacy Website: Kurzweil 3000 by Kurzweil Education
Multi-Level, Literacy Website: Kurzweil 3000 by Kurzweil Education
2016 34th Annual Awards of Excellence by Tech & Learning Magazine
In October 2016, ExploreLearning was among the winners of Tech & Learning magazine’s 34th Annual Awards of Excellence for Best Upgraded Product for its Gizmos product. The Tech & Learning Awards of Excellence recognize both new and upgraded education technology products. Judges evaluated more than 150 applicants using four criteria: quality and effectiveness, ease of use, creative use of technology, and suitability for use in an educational environment. Winners in the Best Upgraded Product category made significant enhancements in the past year to proven education tools.
2016 REVERE Award presented by the PreK-12 Learning Group of the Association of American Publishers
In June 2016, Voyager Sopris Learning received a 2016 REVERE Award for the content in its LANGUAGE! Live® product in the “Classroom Supplemental Resources for Learners with Additional Educational Needs” category. LANGUAGE! Live is a comprehensive English language arts curriculum for struggling adolescent readers and writers. The REVERE Awards are presented by the PreK-12 Learning Group of the Association of American Publishers to identify and honor excellence in educational materials.
2016 CODiE Awards
In May 2016, we received three 2016 CODiE Awards, representing the 5th consecutive year the Company has received at least one CODiE award. Since 1986, the Software and Information Industry Association (SIIA) CODiE Awards have recognized software and information companies for achievement and vision. It is the only peer-reviewed program in the content, education, and software industry. In 2016, we won awards in the following categories:
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
Segment and Product Information
We have three reportable segments with separate management teams and infrastructures that offer various products and services: Learning A-Z, Voyager Sopris Learning, and ExploreLearning. During 2016, net revenues were $66.0 million for Learning A-Z, $62.6 million for Voyager Sopris Learning, and $23.7 million for ExploreLearning. Segment results of operations include Other, which consists of unallocated shared services, such as accounting, legal, human resources and corporate related items, as well as depreciation and amortization expense, interest income and expense, other income and expense, and income taxes. We do not allocate any of these costs to our segments, and our chief operating decision maker evaluates performance of operating segments excluding these items. Further information is available in our Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K.
Learning A-Z Segment
Learning A-Z is a PreK-6 education technology provider of digitally delivered resources and tools that support instruction and student growth in reading, writing, and science. Founded in 2002, Learning A-Z's resources are now used by more than 5 million students in more than 175 countries. Learning A-Z provides a blend of traditional teacher-led instruction with technology-enabled resources to make teaching more effective and efficient, practice more accessible and personalized, assessment more strategic and automated, and learning more informed and proactive. With a comprehensive and blended approach, Learning A-Z delivers the tools students need to become college- and career-ready without limiting a teacher's ability to differentiate instruction as they see fit. Learning A-Z’s approach to literacy emphasizes knowledge and individual potential by recognizing that while reading and writing remain essential to attaining academic success, they are dynamic and dependent on real-world application and the incorporation of many other 21st century skills. Students today must read and write well, and they must also be able to think critically and analyze what they learn, solve problems, innovate and apply creativity, utilize advancing technology, communicate effectively orally and in writing, and collaborate with their peers. With a robust library of incredibly effective and flexible curriculum resources, Learning A-Z provides the tools teachers need to deliver personalized instruction for a wide range of student needs.
Learning A-Z Solutions
Reading A-Z includes an extensive collection of resources, including leveled books, lesson plans, and teaching materials, ideal for whole-class, small-group, and one-to-one reading instruction. Reading A-Z offers thousands of printable teacher materials to teach literacy skills. The teaching resources include: reading lessons, decodable books, reader's theater scripts, reading worksheets and assessments; leveled readers at 29 levels of difficulty; fluency passages to improve reading rate, accuracy and expression; phonological awareness and phonics lessons, flashcards, and worksheets; and vocabulary books, graphic organizers, word sorts, and other vocabulary resources. Many of the books are available in Spanish, French, and British English.
Raz-Kids makes practicing reading fun with a library of online eBooks and corresponding eQuizzes at 29 levels of difficulty that students can access at school, at home, or on the go. The program includes hundreds of eBooks and open-book eQuizzes, with new books added every month, including Spanish versions. Corresponding eQuizzes test comprehension, providing teachers with skill reports for data-driven instruction, and online running records let teachers digitally assess each student, saving valuable classroom time. The motivational Raz Rocket motivates students to read and expands learning beyond the classroom walls.
Raz-Plus combines the features of Reading A-Z and Raz-Kids for a blended learning platform that combines teacher-led whole-class and small-group instruction with technology-enabled resources for personalized reading practice.
Headsprout is a research-proven, adaptive K-5 digital reading program that supports students in learning critical foundational reading and comprehension skills in order to become capable and confident readers. What differentiates Headsprout from other online reading programs is its one-of-a-kind scaffolded instructional approach that automatically adapts so every student receives the individualized reading practice and instruction they need, including multiple levels of error correction to ensure skill mastery; embedded progress assessments to measure student comprehension; and online reporting to track individual and class-wide progress.
Science A-Z engages students in STEM curricula through a blend of science and literacy for grades K-6 that contains an extensive collection of multilevel texts, engaging lessons, and hands-on science experiments. The product provides comprehensive science units for grades K-6 across four science domains: Life, Earth and Space, Physical, and Process Science. Each domain has a number of key units across three grade bands: K-2, 3-6, and 5-6. While intended as powerful supplement resources to augment daily science instruction, the program contains all the content needed for a core science curriculum. Science A-Z gives teachers access to a vast, easy-to-use library of resources, and engages students with experiments and activities designed to put science and engineering into practice and to expand learning opportunities.
Writing A-Z provides the differentiated materials and instruction tools K-6 educators need to teach writing in the classroom. With an extensive collection of lessons and instructional resources differentiated at five developmental levels, teachers can easily provide the lessons and activities students need to improve their writing skills. The product also delivers a set of eLearning tools students can use to practice their creative and process writing skills and submit assignments to their teacher online. Writing A-Z supports educators in teaching early emergent writers critical writing fundamentals, and more established writers the processes and skills they need to become college and career ready.
Vocabulary A-Z is an online resource that helps educators easily incorporate vocabulary into day-to-day instruction. The web site offers hundreds of resources and contains over 15,000 student-centric words to help make teaching vocabulary in the classroom effective, easy, and fun. Teachers can quickly create their own custom word lists with auto-generated five-day lesson plans and assessments or can choose from a collection of pre-made lists and lessons that include standards-based academic vocabulary, Dolch sight words, Marzano word lists, and high-frequency words. Lessons are designed to teach words based on context and meaning, not memorization, and support an array of subject-based units in grades K-6.
ReadyTest A-Z is an online resource that prepares students for success on high-stakes English language arts assessments. With the collection of teacher-led test-taking lessons and grade-appropriate practice tests, students and educators have the tools they need to develop students' close reading skills, improve testing self-confidence, strengthen test-taking stamina, and complete performance tasks, technology items, and constructed response. ReadyTest A-Z comes with a set of lessons teachers use to introduce and model skills students will need to become successful test takers, including mastery of complex literary and informational reading through the practice of analyzing text and thinking critically, reading questions closely, inferring meaning from text, and answering text-dependent questions and building arguments using evidence from the text.
Voyager Sopris Learning Segment
The Voyager Sopris Learning segment includes our Voyager Sopris Learning and Kurzweil Education brands.
Voyager Sopris Learning Brand
Voyager Sopris Learning is a leading provider of technology, materials, and professional development for educators to ensure all students graduate prepared for college, career, and satisfaction in life after K-12. It has built a nearly 40-year legacy on research and data-based curriculum development, while remaining nimble and responsive to the shifts and changes required by new standards, more demanding and rigorous content, new and competitive technological capabilities, and the needs of educators today. On a daily basis, Voyager Sopris Learning listens to the challenges of teachers and students, and its products are designed to respond to the need for exciting intervention and supplemental curricula that engage students, while remaining

100% purpose- and data-driven in their delivery. Voyager Sopris Learning programs are steeped in research and evidence, but they are also built with a deep consideration and understanding of the realities and struggles of education today.
Voyager Sopris Learning Solutions
LANGUAGE! Live, authored by renowned literacy expert Louisa Moats, Ed.D., is a comprehensive literacy solution that combines teacher-directed learning with personalized interactive instruction in an online social environment. In light of the more rigorous standards and assessments, the ultimate goal of LANGUAGE! Live is to quickly advance grades 5-12 students to grade-level performance in literacy. It was designed with a carefully scaffolded learning progression intended to meet the high expectations of state standards. Engaging student-directed technology drives instruction and builds foundational skills, while teacher-directed learning hones in on more advanced literacy skills. LANGUAGE! Live takes the best of more than two decades of research and instructional program development to the next level with cutting-edge, next generation online peer collaboration, gamification, and social media. While LANGUAGE! Live is based on the effective research-driven instructional sequences and strategies of its proven-effective predecessor LANGUAGE!, it places a greater emphasis on deep text analysis, vocabulary, and a thorough focus on higher-order thinking skills.
Language Essentials for Teachers of Reading and Spelling (LETRS®), authored also by Louisa Moats, Ed.D., is the expertly designed professional development solution for educators who are responsible for teaching and improving PreK-12 instruction in reading, writing, and spelling. Beyond the routines and lesson plans of adopted reading programs, it is important that educators understand the language structures they are teaching, how students learn to read and write, and the reasons some children struggle. LETRS gives teachers this knowledge while addressing each component of reading instruction-phonemic awareness, phonics and word study, oral language, vocabulary, reading fluency and automaticity, comprehension, assessment, and writing. Through LETRS, teachers and reading coaches gain a deeper understanding of language structure and how to help struggling readers. LETRS and the national cadre of expert trainers, all of whom were once educators, help teachers apply best practice in teaching reading in the classroom every day.
Step Up to Writing®, authored by writing instructional expert Maureen Auman, M.A., is a highly flexible writing program that provides research-based, hands-on, multisensory writing strategies and writing activities that help students become proficient in the areas of informative/explanatory; narrative and personal narrative; and opinion/argument writing. These strategies foster development of critical thinking, reading comprehension, and listening and speaking skills. Step Up to Writing helps establish writing as a process rather than as an end product. Its current edition has been remastered to meet the rigor of the college and career readiness standards, while maintaining the same evidence-proven explicit instruction and workshop approach that has engaged diverse groups of students and improved their writing skills for years. Every Step Up to Writing strategy is built to support specific standards in the areas of writing, language, reading, and speaking and listening.
TransMath®, authored by mathematics expert John Woodward, Ph.D., is a comprehensive, skill-based mathematics intervention program developed specifically for students in grades 5-10 who are two or more years behind in math on standardized grade level tests and lack the necessary skills for successful entry into algebra. The program is an intensive support for the remediation and acceleration of middle and high school students, including students in special education, who are experiencing academic difficulties in the area of math. TransMath’s explicit and systematic instruction addresses students’ gaps in procedural fluency, conceptual understanding, strategic competence, adaptive reasoning, and productive disposition. TransMath incorporates robust, integrated technology components and engaging visual representations to support differentiated learning needs.
VelocityTM is a K-5 supplemental literacy intervention and the next generation in adaptive instruction-transforming the classroom and empowering both students and teachers like no other program. Each Velocity student embarks on a learning path that is unique to his or her skills and abilities, meaning no two students will have the same experience. Velocity functions as an extension of the teacher’s presence in the classroom—by continually monitoring each student’s understanding of skills, instantly adjusting lessons to make them more effective for each individual, and then provides actionable insights to the teacher in order to make the most of instructional time. Velocity has been acknowledged by prestigious industry organizations as a program that supports students who are at risk of not attaining grade-level expectations.
Other significant Voyager Sopris Learning solutions include the following:

•	DIBELS Next®: A K-6 valid and reliable reading screener that predicts student reading success

•	Read Well®: A K-3 literacy program that focuses on readability to teach fundamental literacy skills

•	REWARDS®: A 3-12 supplemental program that provides strategies for reading multisyllabic words

•	Passport Reading Journeys TM: A 6-12 supplemental literacy intervention for struggling students

•	TimeWarp Plus®: A K-8 extended-day and/or summer school program that supplements reading instruction

•	Vmath®: A 2-8 math supplemental intervention for students who are struggling in math

•	Vmath Summer Adventure: A 2-8 summer school program that shores up summer learning loss in math

•	VmathLive®: A K-8 motivational online program that provides purposeful math practice

•	Principal’s Primer for Raising Reading Achievement: A K-8 program for multi-tiered reading instruction

•	Best Behavior: A K-12 school-wide program that promotes a positive school culture and climate
Kurzweil Education Brand
Kurzweil Education offers proven, research-based solutions that enable students to address their own unique learning challenges and build the skills—and the confidence—to succeed. With the support of Kurzweil programs, students become independent, confident learners who can achieve rigorous academic goals. When learners are able to understand text on demand, use organizational and content management tools to jumpstart their written work, and demonstrate their knowledge, they can demonstrate their true potential. Kurzweil Education's Universal Design for Learning (UDL) technologies enable striving learners to read, comprehend, synthesize, apply, and demonstrate their knowledge. Students who benefit from Kurzweil technologies include students with dyslexia and dysgraphia, English Language Learners (ELLs), students in Special Education, Veterans, and the blind or visually impaired.
Kurzweil Education Solutions
Kurzweil 3000 (k3000) is a reading, writing, and learning software for an array of students who struggle. Widely recognized as the most comprehensive and integrated solution for addressing language and literacy difficulties, k3000 embraces and supports the concept of UDL by making print and electronic material available to a broad spectrum of students. k3000 uses a multisensory approach—presenting print or electronic text on the computer screen with added visual and auditory accessibility. It incorporates a host of dynamic features (including powerful decoding, study skills, and test taking tools) designed to support each individual’s learning style and promote active learning. For students who have difficulty physically accessing curriculum materials, it provides a digital means of engaging with text and supports students who use alternative methods for accessing the computer. k3000 allows students with disabilities to access the regular education curriculum, and the software’s versatility allows school districts to meet a variety of students’ learning needs using just one program—regardless of the grade level or curriculum area.
Kurzweil 1000™ is a scan and read software that makes printed or electronic text accessible to people who are blind or visually impaired. Combining traditional reading machine technologies—such as scanning, image processing, and text-to-speech, with communication and productivity tools—eases and enhances users’ reading, writing and learning experiences. Documents and digital files are converted from text-to-speech and read aloud in a variety of natural-sounding voices that can be modified to individual preferences. Additionally, this software enables users to write and edit documents, and it assists with note taking, summarizing content, and outlining text.
ExploreLearning Segment
ExploreLearning develops STEM-based curriculum tools that demonstrate how math and science fields are alive, useful, and shaping the future. To convey that each student can become a mathematician or scientist, as well as demonstrate the true practical applicability of these fields, ExploreLearning creates solutions that cultivate student confidence and enthusiasm through engaged interaction. ExploreLearning has two products that augment core instruction in the classroom and build procedural and conceptual understanding: Gizmos for grades 3-12 and Reflex for grades 2-8. Gizmos is a large library of interactive, online simulations of math and science concepts that enable infinite “what-if” exploration. Reflex is a math fact fluency builder that offers a truly adaptive approach to the fast and automatic recall of math facts—shoring up students’ working memory for more complex math problems.
ExploreLearning Solutions
Gizmos brings the power of inquiry—and STEM-based learning—to teachers and students in grades 3-12. Gizmos helps teachers take advantage of research-proven instructional strategies and enables students of all ability levels to develop conceptual understanding in math and science. With more than 400 Gizmos at their disposal, teachers can supplement and enhance instruction with interactive visualizations of mathematics and science concepts. Students can manipulate key variables, generate and test hypotheses, and engage in extensive “what-if” experimentation. Gizmos are designed to promote exploration, experimentation, and discovery in math and science. Unlike other products, most Gizmos are open-ended, which means students are free to manipulate variables, run experiments, and look for patterns. The lesson materials provided with Gizmos are customizable and follow a “structured inquiry” approach, with the goal of allowing students to figure out relationships on their own—students become active learners rather than passive recipients of information.
Reflex is an adaptive online solution that helps students in grades 2-8 develop math fact fluency—the quick and effortless (automatic) recall of basic math facts. By enabling students to effortlessly and quickly recall math facts, students free up working memory, enabling them to tackle more complex problems. Traditional methods of teaching math fact fluency, such as worksheets and flash cards, are not effective for many students because these methods are not individualized. They do not adapt to what students know and do not create a customized approach for every child—not to mention, worksheets and flashcards are not motivating and can reduce math to drudgery. Reflex efficiently moves students to fluency by continuously engaging, adapting, and individualizing instruction, thereby creating an optimal experience for every student. The program also provides educators with intuitive and powerful reporting that helps them effectively monitor and support student progress. For students, Reflex utilizes engaging, fast-paced games and rewards them for effort and progress, creating a compelling, motivational environment to support student achievement.
Industry Information
We sell primarily to public school districts in the United States. On a smaller scale, we also sell to private and charter schools, teachers, home school and parent consumers, and other companies that bundle our products with their offerings. Most of our public school district customers are largely dependent on state and local funding to purchase our products. School districts also use funding through federal education programs. Third party estimates attribute roughly 10% of school district funding from federal sources, with the larger portion split approximately equally between state and local sources. While we do not collect funding source data from our customers, management believes these estimates are reflective of our school district customer base.
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
We believe that demand for our products and professional services will be driven by an increased emphasis on accountability and measurement. There is greater emphasis on evaluating educators based on the performance of their students; regulatory frameworks have mandated stricter accountability, higher standards, and increased transparency in education; and states have been required to measure annual progress towards these standards and make results publicly available. We believe that with more attention to student progress, increased analysis of U.S. student outcomes versus other countries, and movement to adopt more rigorous standards, such as the Common Core State Standards, the number of children deemed to need differentiated products for unique student needs is likely to increase.
We believe our strategic plans are aligned to these market trends.
Competition
The market for our products is highly competitive and fragmented. Competition varies by segment and product line but typically comes from large publishers covering a broad array of products, smaller providers who specialize in very limited areas, and free or open-source teacher and student resources. Below are examples of competitors by segment.

•	Learning A-Z competitors include Curriculum Associates’ i-Ready, Francisco Partners' myON, and Renaissance’s Accelerated Reader.

•
Voyager Sopris Learning competitors include traditional and supplemental curriculum suppliers, including Houghton Mifflin Harcourt, Pearson, McGraw-Hill Education, Curriculum Associates, and Lexia, with the Kurzweil Education product lines competing against suppliers such as Don Johnston and TextHelp’s Read+Write.

•	ExploreLearning competitors include Scholastic’s FASTT Math, Penda Learning, and PhET.

Seasonality
Our quarterly operating results fluctuate due to a number of factors, including the academic school year, school procurement policies, funding cycles, new products and the amount and timing of spending patterns. Our first quarter historically represents less than 15% of Bookings, which tend to build through the second quarter and peak during the third quarter, since school districts complete most of their purchases around the start of a new school year.

Product Development, Marketing, and Sales
We are strategically focused on ensuring that our product offerings are the most effective at helping students reach their full potential, and that our sales and marketing forces can effectively and efficiently deliver our educational solutions. Each segment has its own development, marketing, and sales teams to better address the unique market position and target customer of its products.
Product Development
We seek to take advantage of new product and technology opportunities and view product development to be essential to maintaining and growing our market position. Product development expenditures may be incurred to incorporate the latest research or pedagogy, bring images current, or update factual content, or to develop variations, expansions (e.g., more grade levels) or other enhancements of our products. We are focusing our development efforts on technology-enabled subscription solutions and expect sales of our purely print-based products to continue to decline. Our online subscription products are enhanced continuously.
Changing educational standards also provide opportunities to meet new market needs. The continued implementation of these standards is likely to result in an increase in the number of students that are deemed to be below grade level proficiency. Products that are aligned with the Common Core or other rigorous state standards will allow educators to focus on areas where students are not proficient as each lesson will be clearly tied to the required learning objectives.
Research and development expense, net of capitalization, was $12.9 million and $10.9 million for the years ended December 31, 2016 and 2015, respectively. We capitalize product development costs associated with internal-use software, which includes software as a service offered to our customers with an online subscription, as well as certain pre-publication, production, and online curriculum development expenditures. Capitalized product development costs were as follows by segment in 2016:

•	Learning A-Z – $7.5 million

•	Voyager Sopris Learning – $7.4 million

•	ExploreLearning – $2.4 million
Sales and Marketing
Our sales force includes both field sales producers, who generally cover districts with larger student enrollment, and an inside sales force, which generally covers smaller territories. Our sales representatives are supported by product or subject matter and implementation experts as well as a marketing team. All of our segments, and Learning A-Z in particular, are increasingly making use of e-commerce and the Internet to sell our products. We have and will continue to participate in state adoptions and requests for proposals when our products meet the needs of these procurement initiatives. As of December 31, 2016, our total combined company sales force employees consisted of 63 field and 58 inside sales representatives for a total of 121 direct sales producers, excluding sales management and marketing. We often use resellers for international sales and also use a small number of independent sales representatives. Sales and marketing expense was $47.2 million and $44.1 million for the years ended December 31, 2016 and 2015, respectively.
Concentration Risk
We are not overly dependent upon any one customer or a few customers, the loss of which would have a material adverse effect on our business. We have a broad customer base; in the two years ended December 31, 2016, on a consolidated basis, no single customer accounted for more than 10% of our total net revenues in any one year. Our top ten customers accounted for approximately 10% of our total net revenues in 2016.
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
Management Team
John Campbell. John Campbell, age 56, currently serves as Chief Executive Officer of Cambium Learning Group. Mr. Campbell served as President of Cambium Learning Technologies from December 2009 until March 2013, and COO of Voyager Learning Company from January 2007 through December 2009. He joined ProQuest in January of 2004, which sold off its library business and changed its name to Voyager Learning Company in January of 2007. Before joining Cambium Learning Group, Mr. Campbell served as Chief Operating Officer and business unit head of a research-based reading company (Breakthrough to Literacy) within McGraw-Hill. Prior to joining Breakthrough/McGraw-Hill, he served as Director of Technology for Tribune Education. Additionally, Mr. Campbell has experience as General Manager of a software start-up (Insight Industries Inc.) and as Director of Applications and Technical Support for a hardware manufacturer (Commodore International). Mr. Campbell has also served on the Education Board for the Software Information Industry Association (SIIA).
Barbara Benson. Barbara Benson, age 46, has served as the Chief Financial Officer of Cambium Learning Group, Inc. since March 2013. Ms. Benson joined the Company in March 2007 and previously served as Controller of Cambium Learning Group, Inc. from December 2009 to March 2013, and as Controller of the Voyager Learning Company from March 2007 to December 2009. She has also served as the Principal Accounting Officer of the Company since March 2010. From 2004 until joining the Company in March 2007, Ms. Benson held positions at Pegasus Solutions, Inc., a hotel technology provider of reservation, distribution, financial, and representation services, including Controller and Director of Financial Accounting and Reporting. She began her career as an auditor with Coopers & Lybrand. Ms. Benson is a Certified Public Accountant licensed in the state of Texas.
Jeffrey A. Elliott. Jeffrey A. Elliott, age 56, joined us in July 2015 as President of Voyager Sopris Learning, where he leads the effort to provide innovative, evidence-based instructional and professional service solutions to help schools meet and surpass their goals for student achievement. Prior to joining us, Mr. Elliott was President/CEO of The Virtual High School, an online learning provider serving middle and high school students. Mr. Elliott was President/CEO at Advanced Academics from 2003 to 2012, after joining the company in 2002 as Chief Operating Officer. From 1999 to 2002, Mr. Elliott was with Seattle-based Wright Group/McGraw-Hill Education, where he served as Vice President of Business Development overseeing three divisions of the educational publishing company. In 1996, Mr. Elliott joined newly formed Tribune Education as Director of Strategic Planning and Development. From 1983 to 1996, Mr. Elliott served in a variety of management roles at Chicago Tribune Company.
Paul Fonte. Paul Fonte, age 48, has served as Chief Technology Officer of Cambium Learning Group since 2013. Mr. Fonte previously served as the Vice President of Technology for Cambium Learning Technologies since December 2009. Mr. Fonte joined the Company in 2003 as Senior Project Lead and was promoted to a number of positions within the Company, including the Director of Technology where he served until December 2009. Mr. Fonte has over 25 years of professional experience developing and delivering software at all levels.
Bob Holl. Bob Holl, age 73, is the Co-founder and President of Learning A-Z. Mr. Holl has a wealth of educational knowledge and publishing experience having spent 10 years as a public school educator and 30 years in educational publishing. Before founding Learning A-Z in 2002, he served as Vice President of Development for the Wright Group and prior to that served as Editor-in-Chief of Addison-Wesley Publishing and Scott-Foresman Publishing Companies. He has been the architect and writer of many curriculum programs and educational resources during his publishing career.
Scott McWhorter. Scott McWhorter, age 32, has served as General Counsel of Cambium Learning Group since 2015.  Mr. McWhorter joined the Company in 2014 and holds a Juris Doctor from Southern Methodist University Dedman School of Law. Prior to his tenure at the Company, Mr. McWhorter served in the legal departments of SoftLayer, Inc. and the Office of the Texas Attorney General.
David Shuster. David Shuster, age 50, is the Founder and President of ExploreLearning. Mr. Shuster is a former classroom educator and is intimately involved in the design and development of ExploreLearning's award-winning products. He holds a Ph.D. in Applied Mathematics from the University of Virginia and has led ExploreLearning since its inception in 1999.
Employees
As of December 31, 2016, we had a total of 619 employees, including 565 full-time, 20 regularly scheduled part-time employees, and 34 need-based part-time employees. We consider our current relationship with our employees to be good. Our employees are not represented by labor unions and are not subject to collective bargaining agreements.
Proprietary Rights
We regard a substantial portion of our technologies and content as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws, and employee or vendor non-disclosure agreements, to protect our rights.
We have developed relationships with authors who are known for their expertise in improving the cognitive and behavioral performance of students. Many authors are leaders in their respective fields, such as literacy, mathematics, and positive school climate. These authors are engaged by us to develop content and then to refine that content once feedback is obtained from our customers. We act as exclusive agents for and, in most instances, own the intellectual property from these well-known authors, whereby we publish their works under a royalty arrangement. We also derive a substantial amount of our curriculum content through in-house development efforts. To a much lesser degree, we also license from third parties published works, certain technology content or services upon which we rely to deliver certain products and services. Curriculum developed in-house or developed through the use of independent contractors is our proprietary property. Certain curricula might be augmented or complemented with third party products, which may include printed materials, videos or photographs. This additional third-party content may be sourced from various providers who retain the appropriate trademarks and copyrights to the material and agree to our use under a nonexclusive, fee-based arrangement.
We use U.S.-registered trademarks to identify various products which we develop. The trademarks survive as long as they are in use and the registration of these trademarks is renewed.
Website Access to Company Reports
We make available free of charge through our website, www.cambiumlearning.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). These filings may also be examined, and copies may be obtained, at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the public reference room by calling the SEC at (800) SEC-0330. Our SEC filings are also available to the public on the SEC’s Internet site at www.sec.gov. We also will provide any of the foregoing information without charge upon written request to Cambium Learning Group, Inc., 17855 Dallas Parkway, Suite 400, Dallas, Texas 75287, Attention: Investor Relations.
Code of Ethics
We have adopted a Senior Financial Officers Code of Ethics and a Code of Business Conduct to promote such standards as (1) honest and ethical conduct; (2) full, fair, accurate, timely, and understandable disclosure in our periodic reports; and (3) compliance with applicable governmental rules and regulations. Amendments to, or waivers from, the code of ethics will be posted on our website. A copy of the code of ethics and the code of business conduct are posted on our website, www.cambiumlearning.com, within the “Investor Relations” section under the heading “Corporate Governance.” The code of ethics is also available in print to anyone who requests it by writing to the Company at the following address: Cambium Learning Group, Inc., 17855 Dallas Parkway, Suite 400, Dallas, Texas 75287, Attention: Investor Relations.
We have also implemented a whistleblower hotline, as required under the Sarbanes-Oxley Act of 2002, by engaging a third-party service that provides anonymous reporting for serious workplace ethical issues via telephone or the Internet.

Item 1A Risk Factors.
This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2016.
Risks Related to our Business
Changes in funding for public schools could cause the demand for our products to decrease.
We derive a significant portion of our revenues from public schools, which are heavily dependent on federal, state and local government funding. Budget cuts, curtailments, delays, changes in leadership, shifts in priorities or general reductions in funding could reduce or delay our revenues. Funding difficulties experienced by schools could also cause those institutions to demand price reductions and could slow or reduce purchases of educational products, which in turn could materially harm our business. Our business may be adversely affected by changes in educational funding at the federal, state or local level, resulting from changes in legislation, changes in state procurement processes, changes in government leadership, emergence of other funding or legislative priorities, and changes in the condition of the local, state or U.S. economy.
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
Furthermore, destruction or disruption of data center sites could cause a system-wide failure. Claims for damages as a result of system failures could exceed the coverage of the property insurance we maintain on these premises. In addition, our products could be affected by failures associated with third party hosting providers or by failures of third party technology used in our products, and we may have no control over remedying these failures.
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

Federal and state regulations for privacy are currently in flux and are likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny.
Examples of regulations that could be applicable to our company include the Children’s Online Privacy Protection Act (COPPA), relating to access to and the use of information received from children in respect to our online offerings, the Family Educational Rights and Privacy Act (FERPA), which imposes parental or student consent requirements for specified disclosures of student information to third parties, and California’s Student Online Personal Information Protection Act (SOPIPA), which protects student data from being used in certain non-educational contexts.
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
The inventory and fulfillment operations for our Voyager Sopris Learning segment are outsourced to a third-party warehouse location in the St. Louis, Missouri area. In the event that these distribution facilities were damaged, destroyed or experienced technological failure, we would be delayed in responding to customer requests. Additionally, business disruptions within the outsource provider that are out of our control could delay our ability to deliver printed materials to our customers in a timely manner. Customers often purchase materials very close to the school year and such delivery delays could cause our customers to turn to competitors for products they need immediately. The loss of customers could have a long-term, detrimental impact on our reputation and business.
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
Moreover, VSS-Cambium Holdings III, LLC has a contractual right to maintain its percentage ownership in our company. Specifically, under the terms of a stockholders agreement entered into in connection with the mergers, if we were to engage in a new issuance of our securities, VSS-Cambium Holdings III, LLC and funds managed or controlled by Veronis Suhler Stevenson (“VSS”) would have preemptive rights to purchase an amount of our securities that would enable them to maintain their same collective percentage of ownership in our company following the new issuance. VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS would have these preemptive rights for so long as those entities collectively beneficially own, in the aggregate, at least 25% of the outstanding shares of our common stock. Thus, while other holders of our securities would risk suffering a reduction in percentage ownership in connection with a new issuance of securities by us, VSS-Cambium Holdings III, LLC and funds managed or controlled by VSS would, through this preemptive right, have the opportunity to avoid a reduction in percentage ownership.
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
As of December 31, 2016, we have outstanding $66.5 million aggregate principal amount under the Term Loan A, $9.7 million under the Term Loan B, and no amount outstanding under the Revolving Credit Facility. The Term Loan A and Term Loan B require scheduled quarterly principal payments which began on March 31, 2016, with the balance due at maturity. We may also be required to make an annual repayment of the Term Loan A and Term Loan B based on an excess cash flow requirement, as defined in the Credit Agreement, and may be subject to certain other prepayment requirements. Further, the Revolving Credit Facility is subject to a clean-down provision requiring the amounts outstanding under the Revolving Credit Facility to total $5.0 million or less for a period of at least 30 consecutive days between October 1 and December 31 of each fiscal year. Interest payment dates can vary depending on whether we elect London Interbank Offered Rate (“LIBOR”) loans, and the interest period selected for such LIBOR loans, or Base Rate loans, as defined in the Credit Agreement, but in any event will be made in intervals of three months or less.
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
Borrowings under the Credit Agreement are at variable rates of interest, subject to a 1% LIBOR floor, and expose us to interest rate risk.  On February 26, 2016, we entered into interest rate cap agreements for approximately half of our expected outstanding Term Loan A and Term Loan B loans, for a three-year period. Under the interest rate cap agreements, we will receive payments for any period that the three-month LIBOR rate exceeds 2.5%. Under the terms of our Credit Agreement, we are not required to enter into interest rate protection agreements in excess of this amount and time period.  If interest rates increase and we are unable to effectively hedge our interest rate risk, our debt service obligations on the variable rate indebtedness will increase.
Our ability to use net operating loss ("NOL") carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code.
If the Company experiences an ownership change, as determined under Section 382 of the Internal Revenue Code ("Section 382") it could adversely impact the Company's ability to utilize net operating loss carryforwards (NOLs) and other tax assets, which can be used to offset tax liabilities. The inability to utilize the NOLs would significantly increase the Company's cash tax burden, and could result in the NOLs expiring prior to their use.
In September 2016, the Company entered into a Tax Asset Protection Rights Agreement (the “Rights Agreement”), between the Company and Wells Fargo Bank, National Association, as Rights Agent. The Rights Agreement is designed to preserve our substantial NOLs and other significant tax benefits which may be available to reduce potential future tax liabilities. The Rights Agreement is not intended to be an antitakeover measure or to deter offers that are fair and otherwise in the best interests of our stockholders.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our principal corporate office is located in Dallas, Texas. We lease office facilities in Dallas, Texas; Charlottesville, Virginia; Tucson, Arizona; Longmont, Colorado; Natick, Massachusetts; and Ann Arbor, Michigan. At December 31, 2016, our leased properties consisted of 125,649 square feet.
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

Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NASDAQ Capital Market under the symbol “ABCD.” Below are the high and low sale prices for each quarter in the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016		2015
Fiscal Quarter	High	Low	High	Low
First	$5.06	$3.43	$3.40	$1.65
Second	$4.83	$3.96	$4.45	$2.85
Third	$5.86	$4.43	$5.45	$4.07
Fourth	$5.55	$4.25	$5.97	$4.60
As of March 1, 2017, there were 554 holders of record of our common stock.
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
Securities authorized for issuance under equity compensation plans at December 31, 2016 are as follows:

(in thousands, except per share amounts)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity incentive plans (a)
Equity compensation plans approved by security holders	2,656	$2.39	1,467
Equity compensation plans not approved by security holders	—	—	—
Total	2,656	$2.39	1,467

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options,” and issued restricted stock.

Item 6. Selected Financial Data.
This item is not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2016.
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
Form of Organization and Segments
On December 8, 2009, we completed the business combination of Cambium and Voyager Learning Company (“VLCY”) as contemplated by the Agreement and Plan of Mergers, dated as of June 20, 2009, among us, VLCY, Vowel Acquisition Corp., our wholly-owned subsidiary, Cambium, a wholly-owned subsidiary of VSS-Cambium Holdings III, LLC, Consonant Acquisition Corp., our wholly-owned subsidiary, and Vowel Representative, LLC, solely in its capacity as stockholders’ representative. We refer to this agreement and plan of mergers in this report as the merger agreement. Pursuant to the merger agreement, we acquired all of the common stock of each of Cambium and VLCY through the merger of Consonant Acquisition Corp. with and into Cambium, with Cambium continuing as the surviving corporation (the Cambium Merger), and the concurrent merger of Vowel Acquisition Corp. with and into VLCY, with VLCY continuing as the surviving corporation (the Voyager Merger). As a result of the effectiveness of the mergers, Cambium and VLCY became our wholly-owned subsidiaries.
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
Long-Term Strategy
We believe we have a tremendous opportunity to continue to transform our business model through continued strong execution of our development, marketing, and sales plans. We will continue to deploy cash generated by legacy products to invest in high-return, technology-enabled opportunities and selectively expand our sales and marketing capabilities, maintaining careful oversight of the relationship of our cost base to Bookings and revenue performance, to create a higher-margin, growing business. We expect Bookings generated by our faster growing technology-enabled solutions to approach 80% of our 2017 total. Ultimately, we want our success as a provider of solutions that help all students reach their full potential to also drive strong returns for our stakeholders.

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

•
Continue to invest in technology-enabled solutions. Our products and programs are designed to help teachers around the world address the increasingly wide range of individual needs and potential of every student in their classroom. We believe that leveraging technology will help us better serve teachers and students, and that school districts will continue to shift more spending to technology products.

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
Results of Operations
Bookings is an internal, operational metric that measures the total dollar value of customer orders in a period, regardless of the timing of the related revenue recognition. We consider Bookings a leading indicator of revenues. During 2016, consolidated Bookings increased 1.7% to $161.8 million, compared to $159.1 million in 2015. Bookings by segment for the year ended December 31, 2016 and the percentage change from 2015 by segment were as follows:

•
Learning A-Z: $73.3 million, increased 12.4%, with continued strong performance of all product lines, especially student-centric products. The growth in these solutions demonstrates strong demand for products that put technology directly into students’ hands.

•
Voyager Sopris Learning: $62.5 million, decreased 14.3%, with Bookings for the segment’s print and transactional solutions declining 17%, in line with expectations. Bookings for the segment’s technology-enabled solutions declined 8%, falling short of Company expectations for growth this year as Voyager Sopris Learning continues its transition from a business offering legacy print-based products to a business leveraging the segment’s research-based expertise to make a difference in the lives of students with technology-enabled solutions.

•	ExploreLearning: $26.0 million, increased 24.1%, based on continued strong performance in Reflex and in the Gizmos simulations which were upgraded to HTML5 in early 2016.
We continue to execute our strategy to shift resources to subscription and technology-enabled products. For the year ended December 31, 2016, Bookings for technology-enabled products represented approximately 73% of Bookings compared to 67% in 2015. For purposes of this metric, technology-enabled products are defined as those products that are sold primarily as a technology-based solution or that could be used solely via a digital platform. For the Voyager Sopris Learning segment, several products classified as technology-enabled include supplemental print materials.
In late 2016, management made some tactical decisions at the Voyager Sopris Learning segment to right-size costs and accelerate Voyager Sopris Learning's transformation from slower-growing legacy products toward newer and technology-enabled solutions. As a result, net income for 2016 includes restructuring costs of $1.1 million, representing severance charges. These restructuring costs are excluded from our non-GAAP Adjusted EBITDA and Cash Income measures. The Voyager Sopris Learning restructuring costs were recorded as follows: cost of revenues of $0.4 million, research and development expense of $0.5 million, sales and marketing expense of $0.2 million, and general and administrative expense of $45 thousand.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Over Year Change Favorable/(Unfavorable)
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$	%
Net revenues:
Product revenues
Learning A-Z	$66,049	43.4%	$55,167	38.1%	$10,882	19.7%
Voyager Sopris Learning	58,770	38.6%	62,846	43.4%	(4,076)	(6.5)%
ExploreLearning	23,739	15.6%	20,162	13.9%	3,577	17.7%
Service revenues
Voyager Sopris Learning	3,800	2.5%	6,745	4.7%	(2,945)	(43.7)%
Total net revenues	152,358	100.0%	144,920	100.0%	7,438	5.1%
Cost of revenues:
Cost of product revenues
Learning A-Z	2,576	1.7%	1,950	1.3%	(626)	(32.1)%
Voyager Sopris Learning	21,579	14.2%	22,161	15.3%	582	2.6%
ExploreLearning	3,606	2.4%	3,068	2.1%	(538)	(17.5)%
Cost of service revenues
Voyager Sopris Learning	2,361	1.5%	4,151	2.9%	1,790	43.1%
Amortization expense	18,142	11.9%	17,370	12.0%	(772)	(4.4)%
Total cost of revenues	48,264	31.7%	48,700	33.6%	436	0.9%
Research and development expense	12,865	8.4%	10,924	7.5%	(1,941)	(17.8)%
Sales and marketing expense	47,238	31.0%	44,088	30.4%	(3,150)	(7.1)%
General and administrative expense	21,062	13.8%	20,098	13.9%	(964)	(4.8)%
Shipping and handling costs	912	0.6%	1,056	0.7%	144	13.6%
Depreciation and amortization expense	3,406	2.2%	3,868	2.7%	462	11.9%
Income before interest, other income (expense) and income taxes	18,611	12.2%	16,186	11.2%	2,425	15.0%
Net interest expense	(7,190)	(4.7%)	(13,981)	(9.6)%	6,791	48.6%
Loss on extinguishment of debt	(698)	(0.5%)	(4,016)	(2.8)%	3,318	82.6%
Other income, net	—	0.0%	679	0.5%	(679)	(100.0)%
Income tax expense	(293)	(0.2%)	(193)	(0.1)%	(100)	(51.8)%
Net income (loss)	$10,430	6.8%	$(1,325)	(0.9)%	$11,755	887.2%
Net revenues
Net revenues for the year ended December 31, 2016 increased $7.4 million, or 5.1%, to $152.4 million from $144.9 million in the same period of 2015. Bookings increased 1.7% compared to 2015. Increased net revenues in Learning A-Z and ExploreLearning were partially offset by lower net revenues in Voyager Sopris Learning. Net revenues by segment were as follows:

•
Learning A-Z’s net revenues increased $10.9 million, or 19.7%, to $66.0 million in the year ended December 31, 2016 compared to the same period of 2015. Revenue growth outpaced Bookings growth during the year due to the recognition of prior period Bookings, which are recognized pro-rata over the applicable subscription periods.

•
Voyager Sopris Learning’s net revenues decreased $7.0 million, or 10.1%, to $62.6 million in the year ended December 31, 2016 compared to the same period of 2015 as a result of Voyager Sopris Learning’s Bookings decline. The decline was less than the Bookings decline of 14.3% due to the recognition of prior period Bookings for technology deliverables, which are recognized pro rata over the applicable subscription periods. Service revenues are primarily related to the delivery of LETRS and NUMBERS professional development training.

•
ExploreLearning’s net revenues increased $3.6 million, or 17.7%, to $23.7 million in the year ended December 31, 2016 compared to the same period of 2015. The increase in net revenues is a lower percentage than the increase in Bookings due to the pro-rata recognition of the strong 2016 Bookings over the applicable subscription periods.

Cost of revenues primarily include print and royalty costs, and expenses to purchase, handle and warehouse product, and to provide services and support to customers. Total cost of revenues, excluding amortization, decreased $1.2 million, or 3.9%, to $30.1 million in the year ended December 31, 2016 compared to the same period of 2015. Cost of revenues benefited year-over-year from the increasing contribution from higher-margin technology-enabled solutions. The Learning A-Z and ExploreLearning segments, which have no print or royalty costs, comprised 58.9% of net revenues in 2016 compared to 52.0% of net revenues in 2015. Cost of revenues by segment were as follows:

•
Learning A-Z’s cost of revenues increased $0.6 million, or 32.1%, to $2.6 million in the year ended December 31, 2016 compared to the same period of 2015. The increased costs were related to supporting the expanding subscriber base as well as new customer implementations as a result of the continued trend of strong Bookings growth.

•
Voyager Sopris Learning’s cost of revenues decreased $2.4 million, or 9.0%, to $23.9 million in the year ended December 31, 2016 compared to the same period of 2015. This year-over-year decline was driven by lower net revenues and a shift in mix to higher margin technology-enabled solutions, partially offset by $0.4 million in restructuring costs. Cost of service revenues are primarily related to the delivery of LETRS and NUMBERS professional development training.

•
ExploreLearning’s cost of revenues increased $0.5 million, or 17.5%, to $3.6 million in the year ended December 31, 2016 compared to the same period of 2015. The increased costs were related to implementation and training due to the segment’s increased level of customer support commensurate with Bookings growth.

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology product development. Amortization increased $0.8 million to $18.1 million in 2016 compared to $17.4 million for same period of 2015. The change was due to increased amortization of developed pre-publication and technology product development of $2.2 million which was partially offset by a decrease in amortization of acquired publishing rights and curriculum of $1.4 million.
Research and development expense
Research and development expense includes costs to research, evaluate, and develop educational products, net of capitalization. Research and development expense increased $1.9 million, or 17.8%, to $12.9 million for the year ended December 31, 2016 compared to the same period of 2015. The increase is due to planned investments to support growth initiatives, and restructuring costs of $0.5 million at Voyager Sopris Learning.
Sales and marketing expense
Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the year ended December 31, 2016 increased $3.2 million to $47.2 million, or 7.1%, compared to $44.1 million for the same period in 2015. The increase is due to planned investments to support growth initiatives at Learning A-Z and ExploreLearning, partially offset by decreases in Voyager Sopris Learning.
General and administrative expense
General and administrative expense increased $1.0 million, or 4.8%, to $21.1 million for the year ended December 31, 2016 compared to the same period of 2015. General and administrative expenses typically experience some expansion of personnel, facility and other costs to support growing businesses at Learning A-Z and ExploreLearning, and 2016 was also impacted by $0.5 million in bad debt expense related to a large international reseller for Learning A-Z. General and administrative expenses represented 13.8% of net revenues in 2016 compared to 13.9% of net revenues in 2015.
Shipping and handling costs
Shipping costs decreased $0.1 million, or 13.6%, to $0.9 million for the year ended December 31, 2016 compared to the same period of 2015. Shipping and handling costs were 0.6% of net revenues for the year ended December 31, 2016, down slightly from the 0.7% of net revenues for 2015 due to the higher mix of technology solutions.
Depreciation and amortization expense
Depreciation and amortization expense decreased $0.5 million, or 11.9%, to $3.4 million for the year ended December 31, 2016 compared to the same period of 2015. The decrease is due to the early termination of our build-to-suit lease in October 2015, along with the related sublease. Prior to the termination, the Company had a lease asset that was amortizing through the lease minimum term period.

Net interest expense
Net interest expense decreased $6.8 million, or 48.6%, to $7.2 million for the year ended December 31, 2016 compared to the same period of 2015 as a result of the debt refinancing completed in December 2015.
Loss on extinguishment of debt
During the year ended December 31, 2016, we made voluntary prepayments of $25.0 million aggregate principal amount of our Senior Secured Credit Facility. This extinguishment resulted in a loss of $0.7 million, due to the write-off of unamortized deferred financing costs and debt discount.
During the year ended December 31, 2015, we extinguished the remaining $140.0 million aggregate principal amount of our 9.75% senior secured notes due 2017. This extinguishment resulted in a loss of $4.0 million, including interest paid covering the period from the December 10, 2015 extinguishment date through the redemption date of approximately $2.5 million, the write-off of unamortized deferred financing costs and debt discount of approximately $1.5 million, and related other costs of $50 thousand.
See Note 11 — Long-Term Debt to the Consolidated Financial Statements for further information.
Other income, net
Other income of $0.7 million during the year ended December 31, 2015 was related to a sublease agreement. The Company terminated this sublease agreement in October 2015 and had no Other income in 2016.
Income tax expense
We recorded income tax expense of $0.3 million in 2016 and $0.2 million in 2015. We continue to maintain a valuation allowance against our deferred tax assets, which eliminated any deferred tax benefit generated. The year-over-year increase is attributable primarily to higher state income taxes in 2016 as the Company’s earnings grow.
Tax Asset Protection Rights Plan
In September 2016, we entered into a Tax Asset Protection Rights Agreement, between the Company and Wells Fargo Bank, National Association, as Rights Agent. The Rights Agreement is designed to preserve our substantial net operating loss carryforwards (NOLs) and other significant tax benefits which may be available to reduce potential future tax liabilities. The Rights Agreement is not intended to be an antitakeover measure or to deter offers that are fair and otherwise in the best interests of our stockholders.
Liquidity and Capital Resources
Our primary sources of liquidity are cash balances, cash flow from operations and the Revolving Credit Facility that we entered into in December 2015, as described below. Sales seasonality attributable to the buying cycle of school districts, which generally starts at the beginning of each new school year in the fall, affects our operating cash flow. As a result of this inherent seasonality, we normally incur a net cash deficit from all of our activities in the first and second quarters of the year and we normally generate cash in the third and fourth quarters of the year. We expect borrowings under the Revolving Credit Facility to vary according to this seasonality, and accounts receivable balances are normally at their highest at the end of the third quarter. Our cash balances at December 31, 2016 were $4.9 million, our net accounts receivable were $13.4 million, and we had $29.8 million of availability under the Revolving Credit Facility.
Based on current and anticipated levels of operating performance and cash flow from operations, combined with our existing cash balances and availability under the Revolving Credit Facility, we believe that we will be able to make required principal and interest payments on our debt and fund our working capital, operational and capital expenditure requirements for the next 12 months.
Required principal payments on our credit facility are $7.4 million in 2017. We expect 2017 capital expenditures for product development to be roughly consistent with the $17.3 million expended in 2016 and 2017 general capital expenditures to be roughly consistent with the $2.7 million expended in 2016. General capital expenditures represent expenditures that benefit the entire Company such as back-office systems, servers and computer equipment, or office furniture. In addition to funding operations, capital expenditures, and required debt interest and principal payments, we may elect to use future cash flow for acquisition opportunities, strategic initiatives or to make voluntary early prepayments of debt.

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
Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or LIBOR (subject to a 1.0% floor), at our option, plus an applicable margin. The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans. The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation. The applicable margin for the Term Loan B is 4.25% for Base Rate loans and 5.25% for LIBOR loans. From the inception of the Senior Secured Credit Facility to the end of the October 2016, an interest rate of 5.5% applied to the Term Loan A and Revolving Credit Facility. In November 2016, the interest rate decreased to 4.75% for the Term Loan A and Revolving Credit Facility. The applicable interest rate for the Term Loan B has been 6.25% since the inception of the Credit Agreement. Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%. Interest is payable quarterly in arrears, or earlier for loans with shorter interest periods.
The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, and limitations on fundamental changes. A maximum consolidated net leverage ratio and minimum fixed charge coverage ratio were effective beginning in the first quarter of 2016. Upon an event of default, and after any applicable cure period, the Administrative Agent could elect to accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants. At December 31, 2016, the Company was in compliance with all covenants related to the Senior Secured Credit Facility.
The principal balances of the Senior Secured Credit Facility were issued at a discount, representing fees paid to lenders, of $1.9 million, which will be amortized over the life of the debt using the effective interest rate method. Unamortized discount at December 31, 2016 was $0.9 million.
During the year ended December 31, 2016, the Company made voluntary prepayments of $25.0 million aggregate principal amount on the Term Loan B of the Senior Secured Credit Facility. This extinguishment resulted in a loss of $0.7 million, due to the write-off of $0.3 million of unamortized deferred financing costs and $0.4 million of unamortized debt discount.
The Term Loan A and Term Loan B require scheduled quarterly principal payments which began on March 31, 2016, with the balance due at maturity. We are subject to certain prepayment requirements, including an Excess Cash Flow Payment, as defined in the Credit Agreement. The Company does not expect to make an Excess Cash Flow Payment in 2017. The scheduled annual minimum principal payments, excluding any potential Excess Cash Flow Payments, are as follows:

(in thousands)	Future Payments
2017	$7,350
2018	7,350
2019	9,100
2020	52,350
2021	—
$76,150

Summary of Cash Flows
Cash provided by (used in) our operating, investing and financing activities is summarized below:

	Year Ended December 31,
(in thousands)	2016	2015
Operating activities	$44,479	$36,773
Investing activities	(20,054)	(20,337)
Financing activities	(28,140)	(42,178)

Operating activities. Cash provided by operating activities was $44.5 million and $36.8 million for the years ended December 31, 2016 and 2015, respectively. Cash flow from operating activities in 2016 were favorably impacted by improved earnings and, most significantly, by lower cash interest payments. In the year ended December 31, 2016, cash interest payments were $6.4 million. For the year ended December 31, 2015, cash interest payments were $18.3 million, of which, $18.0 million was under our previously outstanding 9.75% senior secured notes due 2017, and $0.3 million was related to the Senior Secured Credit Facility. Partially offsetting these improvements, cash flows for 2015 included a $1.8 million reduction in certificates of deposit.
Investing activities. Cash used in investing activities was $20.1 million and $20.3 million for the years ended December 31, 2016 and 2015, respectively. Capital expenditures were $20.1 million in 2016, fairly consistent with the $19.9 million of capital expenditures in 2015. Cash outflows in 2015 include the final Headsprout acquisition payment of $0.4 million.
Financing activities. Cash used in financing activities was $28.1 million and $42.2 million for the years ended December 31, 2016 and 2015, respectively. The year ended December 31, 2016 includes an overall reduction in the principal amount of debt of $28.9 million after making $3.9 million of mandatory debt amortization payments and $25.0 million of voluntary principal prepayments. Cash inflows in 2016 include $0.7 million of proceeds from the exercise of stock options. The year ended December 31, 2015 includes the overall reduction in the principal amount of debt of $35.0 million after the extinguishment of our 9.75% senior secured notes due 2017 and the closing of the Senior Secured Credit Facility. Proceeds from the Senior Secured Credit Facility were offset by a discount, in the form of fees paid to lenders, of $1.9 million, and in connection with the new financing we incurred $2.3 million in debt issuance costs. Payments related to extinguishment of the 9.75% senior secured notes due 2017 totaled $2.5 million, primarily interest paid covering the period from the extinguishment date to the redemption date. Cash inflows in 2015 include $0.4 million of proceeds from the exercise of stock options. Borrowing and repayments under the new Revolving Credit Facility netted to zero during 2016 and 2015.
Commitments and Contractual Obligations
We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our Consolidated Financial Statements but are required to be disclosed.
We have letters of credit outstanding at December 31, 2016 in the amount of $0.4 million to support and workers’ compensation activity. We maintain certificates of deposit of $0.2 million to serve as collateral for these letters of credit. Additionally, we maintain a $0.9 million money market fund investment as collateral for our travel card program. The certificates of deposit and money market fund investment are recorded in Other Assets in the Consolidated Balance Sheets.
At December 31, 2016, we have $9.6 million in obligations with respect to our pension plan. For further information, see Note 12 — Profit-Sharing, Pension, and Other Postretirement Benefit Plans to our Consolidated Financial Statements.
As of December 31, 2016, we have approximately $0.5 million of long-term income tax liabilities that have a high degree of uncertainty regarding the timing of the future cash outflows. We are unable to reasonably estimate the years when settlement will occur with the respective taxing authorities.
Non-GAAP Measures
The Company uses the EBITDA, Adjusted EBITDA, and Cash Income non-GAAP financial measures to monitor and evaluate the operating performance of the Company and as a basis to set and measure progress towards performance targets.

•	EBITDA is earnings from operations before interest, income taxes, and depreciation and amortization.

•
Adjusted EBITDA is EBITDA excluding non-operational and non-cash items. Examples of items excluded from Adjusted EBITDA include stock-based compensation, merger, acquisition and disposition activities, certain impairment charges, and restructuring charges.

•	Cash Income reduces Adjusted EBITDA for capital expenditures and removes the timing differences for recognition of deferred revenues and related deferred costs.
EBITDA, Adjusted EBITDA, and Cash Income are not prepared in accordance with GAAP and may be different from similarly named, non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. The Company believes these non-GAAP measures provide useful information to investors because they reflect the underlying performance of the ongoing operations of the Company and provide investors with a view of the Company’s operations from management’s perspective. Adjusted EBITDA and Cash Income remove significant restructuring, non-operational, or certain non-cash items from earnings. The Company uses Adjusted EBITDA and Cash Income to monitor and evaluate the operating performance of the Company and as the basis to set and measure progress toward performance targets. Further, the Cash Income measure directly affects compensation for employees and executives. The Company generally uses these non-GAAP measures as measures of operating performance and not as measures of the Company’s liquidity. The Company’s presentation of EBITDA, Adjusted EBITDA, and Cash Income should not be construed as an indication that our future results will be unaffected by unusual, non-operational, or non-cash items.
Reconciliations of Operational and Non-GAAP Measures
Below are reconciliations of Bookings to Net Revenues and of Net Income (Loss) to Cash Income for the years ended December 31, 2016 and 2015.
Reconciliation of Bookings to Net Revenues

	Year Ended December 31,
(in thousands)	2016	2015
Bookings	$161,778	$159,082
Change in deferred revenues	(9,125)	(14,391)
Other (a)	(295)	229
Net revenues	$152,358	$144,920

Reconciliation of Net Income (Loss) to Adjusted EBITDA and Cash Income

	Year Ended December 31,
(in thousands)	2016	2015
Net income (loss)	$10,430	$(1,325)
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	21,548	21,238
Net interest expense	7,190	13,981
Income tax expense	293	193
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	39,461	34,087
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	—	(679)
Loss on extinguishment of debt	698	4,016
Gain on capital lease disposal	—	(357)
Restructuring costs(b)	1,103	—
Merger, acquisition and disposition activities(c)	585	760
Stock-based compensation and expense(d)	928	687
Adjusted EBITDA	42,775	38,514
Change in deferred revenues	9,125	14,391
Change in deferred costs	(62)	(3,257)
Capital expenditures	(20,054)	(19,937)
Cash income	$31,784	$29,711
Reconciliation of Bookings to Net Revenues by Segment

	Year Ended December 31, 2016
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$73,253	$62,488	$26,037	$161,778
Change in deferred revenues	(6,913)	164	(2,376)	(9,125)
Other (a)	(291)	(82)	78	(295)
Net revenues	$66,049	$62,570	$23,739	$152,358

Reconciliation of Net Income to Adjusted EBITDA and Cash Income by Segment

	Year Ended December 31, 2016
(in thousands)	Learning A-Z	Voyager Sopris Learning	Explore Learning	Other	Consolidated
Net income	$33,679	$12,545	$8,635	$(44,429)	$10,430
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	21,548	21,548
Net interest expense	—	—	—	7,190	7,190
Income tax expense	—	—	—	293	293
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	33,679	12,545	8,635	(15,398)	39,461
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Loss on extinguishment of debt	—	—	—	698	698
Restructuring costs(b)	—	1,103	—	—	1,103
Merger, acquisition and disposition activities(c)	—	—	—	585	585
Stock-based compensation and expense(d)	223	294	124	287	928
Adjusted EBITDA	33,902	13,942	8,759	(13,828)	42,775
Change in deferred revenues	6,913	(164)	2,376	—	9,125
Change in deferred costs	206	98	(366)	—	(62)
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	41,021	13,876	10,769	(13,828)	51,838
Capital expenditures - pre-publication costs	(5,089)	(2,456)	(994)	—	(8,539)
Capital expenditures - software development costs	(2,403)	(4,966)	(1,433)	—	(8,802)
Capital expenditures - general expenditures	(1,027)	(566)	(419)	(701)	(2,713)
Cash income	$32,502	$5,888	$7,923	$(14,529)	$31,784

Reconciliation of Bookings to Net Revenues by Segment

	Year Ended December 31, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$65,167	$72,933	$20,982	$159,082
Change in deferred revenues	(10,079)	(3,488)	(824)	(14,391)
Other (a)	79	146	4	229
Net revenues	$55,167	$69,591	$20,162	$144,920

Reconciliation of Net Income (Loss) to Adjusted EBITDA and Cash Income by Segment

	Year Ended December 31, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	Explore Learning	Other	Consolidated
Net income (loss)	$28,432	$15,895	$7,102	$(52,754)	$(1,325)
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	21,238	21,238
Net interest expense	—	—	—	13,981	13,981
Income tax expense	—	—	—	193	193
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	28,432	15,895	7,102	(17,342)	34,087
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Other income, net	—	—	—	(679)	(679)
Loss on extinguishment of debt	—	—	—	4,016	4,016
Gain on capital lease disposal	—	—	—	(357)	(357)
Merger, acquisition and disposition activities(c)	—	—	—	760	760
Stock-based compensation and expense(d)	174	232	85	196	687
Adjusted EBITDA	28,606	16,127	7,187	(13,406)	38,514
Change in deferred revenues	10,079	3,488	824	—	14,391
Change in deferred costs	(1,789)	(1,409)	(59)	—	(3,257)
Adjusted EBITDA excluding effect of deferred revenues and deferred costs	36,896	18,206	7,952	(13,406)	49,648
Capital expenditures - pre-publication costs	(4,804)	(2,802)	(675)	—	(8,281)
Capital expenditures - software development costs	(2,095)	(5,225)	(1,659)	—	(8,979)
Capital expenditures - general expenditures	(1,171)	(785)	(258)	(463)	(2,677)
Cash income	$28,826	$9,394	$5,360	$(13,869)	$29,711

(a)
In the reconciliations of Bookings to Net Revenues, Other comprises timing differences between the invoicing of a transaction, which generates Bookings, and its recognition as either net revenues or deferred revenues. The most common reasons for these timing differences include product that is shipped from our warehouse and invoiced but not recognized as revenues until physical delivery due to shipping terms, adjustments to the allowance for estimated sales returns, and revenue under contract that is earned and recognized in one period but invoiced in a subsequent period.

(b)	Restructuring costs are related to severance charges in the Company's Voyager Sopris Learning segment in 2016, as part of a cost-saving effort.

(c)	Costs are related to merger and acquisition activities including due diligence and other non-operational charges such as pension and severance costs for former employees.

(d)	Stock-based compensation and expense is related to our outstanding options and restricted stock awards.

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
Revenue Recognition
Learning A-Z and ExploreLearning Segments
The Learning A-Z and ExploreLearning segments derive revenue exclusively from sales of online subscriptions to their literacy, math and science websites and related training and professional development. Typically, the subscriptions are for a twelve-month period (although they can be for longer periods) and the revenue is recognized ratably over the period the online access is available to the customer. Any training or professional development related to an online subscription is recognized over the same period of online access.
Voyager Sopris Learning Segment
Revenues for our Voyager Sopris Learning brand are derived from sales of literacy and math educational solutions and services to school districts. Sales include printed materials, interactive web-based programs and online educational content, training and implementation services, and professional development. Revenue from the sale of printed materials is recognized when the product is shipped to or received by the customer, depending on the shipping terms of the arrangement. Revenue for interactive web-based programs and online educational content, which may be sold separately or included with printed curriculum materials, are recognized ratably over the subscription or contractual period, typically a school year. Professional services such as training, implementation, and professional development are recognized as delivered or over the period a subscription product is delivered.
Printed materials, materials and programs accessed online, and ongoing support and services often qualify as separate units of accounting and the division of revenue among these units is determined in accordance with the accounting guidance for revenue arrangements with multiple deliverables. Under this guidance, we are required to allocate revenue among the deliverables in an arrangement using the relative selling price method. The guidance requires use of a selling price hierarchy for determining the selling price of each deliverable, which includes (1) vendor-specific objective evidence (“VSOE”), if available, (2) third-party evidence (“TPE”), if VSOE is not available, and (3) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis.
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
In some cases, such as the Company’s blended learning solution LANGUAGE! Live, printed materials and related services do not qualify as separate units of accounting. When this occurs, all deliverables associated with the sale are recognized over the life of the online subscription which is typically a school year.
Shipments to school book depositories are on consignment and revenue is recognized based on shipments from the depositories to the schools.

The Kurzweil Education brand derives revenue from either an online subscription or from the delivery of software. Subscription revenues are recognized ratably over the period the online access is available to the customer. Perpetual software sales are recognized when shipped or provided to customers. Maintenance and support services for our perpetual software can include telephone support, bug fixes, and, for certain products, rights to upgrades and enhancements on a when-and-if-available basis. Professional services such as training, implementation, and professional development are recognized as delivered or over the period services or the subscription is delivered. In certain instances, telephone support and software repairs are provided for free within the first three months of licensing the software. The cost of providing this service is insignificant, and is accrued at the time of revenue recognition.
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
GAAP provides entities with the option of performing a qualitative assessment to determine if it is more-likely-than-not that goodwill might be impaired (followed by a quantitative two-step goodwill impairment test if necessary) or proceeding directly to a quantitative two-step goodwill impairment test. For the two-step quantitative impairment test, the fair value of each reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of that unit, goodwill is not impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value of that unit, then a second step must be performed to determine the implied fair value of the reporting entity’s goodwill. The second step of the impairment test requires the allocation of the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.
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
The following table details the goodwill balances at December 31, 2016 by segment:

(in thousands)	December 31, 2016
Learning A-Z	$13,215
Voyager Sopris Learning	27,680
ExploreLearning	6,947
Goodwill	$47,842
We performed the 2016 and 2015 annual goodwill impairment analysis using four reporting units: Learning A-Z; ExploreLearning; and Voyager Sopris Learning and Kurzweil Education, which are both included in the Voyager Sopris Learning segment.
During 2016, we elected to perform the optional qualitative assessment for the Learning A-Z and ExploreLearning reporting units. The qualitative assessment did not result in a conclusion that it was more likely than not that the fair value of these reporting units was less than their respective carrying amounts; therefore, it was unnecessary to perform the quantitative two-step goodwill impairment test for the Learning A-Z and ExploreLearning reporting units.
During 2016, we elected to perform the quantitative two-step goodwill impairment test for the Voyager Sopris Learning and Kurzweil Education reporting units. When performing the two-step quantitative impairment test, we first determined for step one the fair market value of each reporting unit to be tested using a weighted income and market approach. The income approach was dependent on multiple assumptions and estimates, including future cash flow projections with a terminal value multiple and the discount rate used to determine the expected present value of the estimated future cash flows. Future cash flow projections were based on management’s best estimates of economic and market conditions over the projected period, including industry fundamentals such as the state of educational funding, revenue growth rates, future costs and operating margins, working capital needs, capital and other expenditures, and tax rates. The discount rate applied to the future cash flows was a weighted-average cost of capital and took into consideration market and industry conditions, returns for comparable companies, the rate of return an outside investor would expect to earn, and other relevant factors. The fair values of each reporting unit also took into consideration a market approach, based on estimated multiples. The step one calculation determined that the fair values of these reporting units exceeded their respective carrying amounts by at least 10%; therefore it was unnecessary to perform the second step of the quantitative impairment test.
During 2015, we elected to perform the optional qualitative assessment for each reporting unit. The qualitative assessment did not result in a conclusion that it was more likely than not that the fair value of these reporting units was less than their respective carrying amounts; therefore, it was unnecessary to perform the quantitative two-step goodwill impairment test for the any of our reporting units.
No impairment was indicated as a result of our 2016 or 2015 annual impairment analysis.
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
Inventory
Inventory is stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or net realizable value, and consists of finished goods. We reduce slow-moving or obsolete inventory to net realizable value. Inventory values are maintained at an amount that management considers appropriate based on factors such as the inventory aging, historical usage of the product, future sales forecasts, and product development plans. These factors involve management’s judgment and changes in estimates could result in increases or decreases to the inventory values. The impact of a one percentage point change in the amount of inventory considered to be excess or obsolete would have resulted in an increase or decrease in cost of revenues of approximately $0.1 million for the year ended December 31, 2016. Inventory values are reviewed on a periodic basis.
Income Taxes
Provision is made for the expense, or benefit, associated with taxes based on income. The provision for income taxes is based on laws currently enacted in each jurisdiction in which we do business and considers laws mitigating the taxation of the same income by more than one jurisdiction. Significant judgment is required in determining income tax expense, current tax receivables and payables, deferred tax assets and liabilities, and the need of any valuation allowance recorded against the net deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback years, loss carryforward limitations, and tax planning strategies in assessing the extent to which deferred tax assets may be realized in future periods. If, after consideration of these factors, management believes it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established.
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cambium Learning Group, Inc.
We have audited the accompanying consolidated balance sheets of Cambium Learning Group, Inc. and subsidiaries (the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Whitley Penn LLP
Dallas, Texas
March 13, 2017

Cambium Learning Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015
Net revenues:
Product revenues	$148,558	$138,175
Service revenues	3,800	6,745
Total net revenues	152,358	144,920
Cost of revenues:
Cost of product revenues	27,761	27,179
Cost of service revenues	2,361	4,151
Amortization expense	18,142	17,370
Total cost of revenues	48,264	48,700
Research and development expense	12,865	10,924
Sales and marketing expense	47,238	44,088
General and administrative expense	21,062	20,098
Shipping and handling costs	912	1,056
Depreciation and amortization expense	3,406	3,868
Total costs and expenses	133,747	128,734
Income before interest, other income (expense) and income taxes	18,611	16,186
Net interest income (expense):
Interest income	16	13
Interest expense	(7,206)	(13,994)
Net interest expense	(7,190)	(13,981)
Loss on extinguishment of debt	(698)	(4,016)
Other income, net	—	679
Income (loss) before income taxes	10,723	(1,132)
Income tax expense	(293)	(193)
Net income (loss)	$10,430	$(1,325)
Other comprehensive income (loss):
Net pension gain	$690	$925
Amortization of net pension loss	149	223
Comprehensive income (loss)	$11,269	$(177)
Net income (loss) per common share:
Basic net income (loss) per common share	$0.23	$(0.03)
Diluted net income (loss) per common share	$0.22	$(0.03)
Average number of common shares and equivalents outstanding:
Basic	45,861	45,550
Diluted	47,217	45,550

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$4,930	$8,645
Accounts receivable, net	13,378	14,640
Inventory	2,864	4,694
Restricted assets, current	988	1,265
Other current assets	11,235	9,981
Total current assets	33,395	39,225
Property, equipment, and software at cost	62,885	55,824
Accumulated depreciation, and amortization	(39,378)	(33,284)
Property, equipment, and software, net	23,507	22,540
Goodwill	47,842	47,842
Acquired curriculum and technology intangibles, net	1,266	2,731
Acquired publishing rights, net	585	1,459
Other intangible assets, net	2,150	3,231
Pre-publication costs, net	17,397	16,441
Restricted assets, less current portion	2,278	3,099
Other assets	3,520	4,817
Total assets	$131,940	$141,385

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,172	$1,993
Accrued expenses	11,720	14,224
Current portion of long-term debt	7,350	3,850
Deferred revenue, current	83,318	74,107
Total current liabilities	104,560	94,174
Long-term liabilities:
Long-term debt	67,130	97,872
Deferred revenue, less current portion	11,395	11,481
Other liabilities	10,117	12,027
Total long-term liabilities	88,642	121,380
Commitments and contingencies (See Note 16)
Stockholders' equity (deficit):
Preferred Stock ($0.001 par value, 15,000 shares authorized, zero shares issued and outstanding at December 31, 2016 and 2015)	—	—
Common stock ($0.001 par value, 150,000 shares authorized, 52,738 and 52,268 shares issued, and 46,206 and 45,736 shares outstanding at December 31, 2016 and 2015, respectively)	53	52
Capital surplus	286,943	285,306
Accumulated deficit	(333,545)	(343,975)
Treasury stock at cost (6,532 shares at December 31, 2016 and 2015)	(12,784)	(12,784)
Accumulated other comprehensive loss:
Pension and postretirement plans	(1,929)	(2,768)
Accumulated other comprehensive loss	(1,929)	(2,768)
Total stockholders' equity (deficit)	(61,262)	(74,169)
Total liabilities and stockholders' equity (deficit)	$131,940	$141,385

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015
Operating activities:
Net income (loss)	$10,430	$(1,325)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	21,548	21,238
Loss on extinguishment of debt	698	4,016
Amortization of note discount and deferred financing costs	1,091	1,226
Non-cash (gain) loss on disposal of assets	3	(524)
Stock-based compensation and expense	928	687
Deferred income taxes	—	(13)
Changes in operating assets and liabilities:
Accounts receivable, net	1,262	(336)
Inventory	1,830	643
Other current assets	(1,254)	(2,391)
Other assets	1,116	1,359
Restricted assets	1,098	1,133
Accounts payable	179	381
Accrued expenses	(2,504)	(2,808)
Deferred revenue	9,125	14,391
Other long-term liabilities	(1,071)	(904)
Net cash provided by operating activities	44,479	36,773
Investing activities:
Cash paid for acquisition	—	(400)
Expenditures for property, equipment, software and pre-publication costs	(20,054)	(19,937)
Net cash used in investing activities	(20,054)	(20,337)
Financing activities:
Proceeds from issuance of long-term debt	—	103,114
Repayment of debt	(28,850)	(140,000)
Debt issuance costs	—	(2,346)
Payments related to extinguishment of debt	—	(2,520)
Principal payments under capital lease obligations	—	(802)
Proceeds from exercise of stock options	710	376
Borrowings under revolving credit facility	15,000	175
Payment of revolving credit facility	(15,000)	(175)
Net cash used in financing activities	(28,140)	(42,178)
Change in cash and cash equivalents	(3,715)	(25,742)
Cash and cash equivalents, beginning of period	8,645	34,387
Cash and cash equivalents, end of period	$4,930	$8,645

Supplemental disclosure of cash flow information:
Net income taxes paid	$822	$552
Interest paid	$6,359	$18,334

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid in Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2014	52,006	$52	$284,243	(6,532)	$(12,784)	$(3,916)	$(342,650)	$(75,055)
Stock-based compensation and expense	—	—	687	—	—	—	—	687
Exercise of stock options	262	—	376	—	—	—	—	376
Net loss	—	—	—	—	—	—	(1,325)	(1,325)
Pension plan	—	—	—	—	—	1,148	—	1,148
Balance at December 31, 2015	52,268	52	285,306	(6,532)	(12,784)	(2,768)	(343,975)	(74,169)
Issuance of restricted stock	4	—	—	—	—	—	—	—
Stock-based compensation and expense	—	—	928	—	—	—	—	928
Exercise of stock options	466	1	709	—	—	—	—	710
Net income	—	—	—	—	—	—	10,430	10,430
Pension plan	—	—	—	—	—	839	—	839
Balance at December 31, 2016	52,738	$53	$286,943	(6,532)	$(12,784)	$(1,929)	$(333,545)	$(61,262)

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
Nature of Operations and Segments
The Company has three reportable segments with separate management teams and infrastructures that offer various products and services: Learning A-Z®, Voyager Sopris Learning®, and ExploreLearning®. Segment results of operations include Other, which consists of unallocated shared services, such as accounting, legal, human resources, and corporate related items, as well as depreciation and amortization expense, interest income and expense, other income and expense, and income taxes. The Company does not allocate any of these costs to its segments, and its chief operating decision maker evaluates performance of operating segments excluding these items.
See Note 18 — Segment Reporting for further information on the Company’s segment reporting structure.
Learning A-Z Segment
Learning A-Z is a PreK-6 education technology provider of digitally delivered resources and tools that support instruction and student growth in reading, writing, and science. Founded in 2002, Learning A-Z's resources are now used by more than 5 million students in more than 175 countries. Learning A-Z provides a blend of traditional teacher-led instruction with technology-enabled resources to make teaching more effective and efficient, practice more accessible and personalized, assessment more strategic and automated, and learning more informed and proactive. With a comprehensive and blended approach, Learning A-Z delivers the tools students need to become college- and career-ready without limiting a teacher's ability to differentiate instruction as they see fit. Learning A-Z’s approach to literacy emphasizes knowledge and individual potential by recognizing that while reading and writing remain essential to attaining academic success, they are dynamic and dependent on real-world application and the incorporation of many other 21st century skills. Students today must read and write well, and they must also be able to think critically and analyze what they learn, solve problems, innovate and apply creativity, utilize advancing technology, communicate effectively orally and in writing, and collaborate with their peers. With a robust library of incredibly effective and flexible curriculum resources, Learning A-Z provides the tools teachers need to deliver personalized instruction for a wide range of student needs.
Learning A-Z operates seven subscription-based websites: Reading A-Z®, Raz-Kids®, Headsprout®, Science A-Z®, Writing A-Z™, Vocabulary A-Z™, and ReadyTest A-Z™. These websites can be purchased stand-alone or in collections, for a comprehensive solution that provides online supplemental books, lessons, assessments and other instructional resources for individual classrooms, schools, and districts.

Voyager Sopris Learning Segment
The Voyager Sopris Learning segment includes the Company’s Voyager Sopris Learning and Kurzweil Education brands.
Voyager Sopris Learning Brand
Voyager Sopris Learning is a leading provider of technology, materials, and professional development for educators to ensure all students graduate prepared for college, career, and satisfaction in life after K-12. It has built a nearly 40-year legacy on research and data-based curriculum development, while remaining nimble and responsive to the shifts and changes required by new standards, more demanding and rigorous content, new and competitive technological capabilities, and the needs of educators today. On a daily basis, Voyager Sopris Learning listens to the challenges of teachers and students, and its products are designed to respond to the need for exciting intervention and supplemental curricula that engage students, while remaining 100% purpose- and data-driven in their delivery. Voyager Sopris Learning programs are steeped in research and evidence, but they are also built with a deep consideration and understanding of the realities and struggles of education today.
Voyager Sopris Learning solutions include LANGUAGE! Live, Language Essentials for Teachers of Reading and Spelling (LETRS®), Step Up to Writing®, TransMath®, VelocityTM, among other instructional resources.
Kurzweil Education Brand
Kurzweil Education offers the proven, research-based solutions kurzweil 3000 and kurzweil 1000 that enable students to address their own unique learning challenges and build the skills—and the confidence—to succeed. With the support of Kurzweil programs, students become independent, confident learners who can achieve rigorous academic goals. When learners are able to understand text on demand, use organizational and content management tools to jumpstart their written work, and demonstrate their knowledge, they can demonstrate their true potential. Kurzweil Education's Universal Design for Learning (UDL) technologies enable striving learners to read, comprehend, synthesize, apply, and demonstrate their knowledge. Students who benefit from Kurzweil technologies include students with dyslexia and dysgraphia, English Language Learners (ELLs), students in Special Education, Veterans, and the blind or visually impaired.
ExploreLearning Segment
ExploreLearning develops STEM-based curriculum tools that demonstrate how math and science fields are alive, useful, and shaping the future. To convey that each student can become a mathematician or scientist, as well as demonstrate the true practical applicability of these fields, ExploreLearning creates solutions that cultivate student confidence and enthusiasm through engaged interaction. ExploreLearning has two products that augment core instruction in the classroom and build procedural and conceptual understanding: Gizmos for grades 3-12 and Reflex for grades 2-8. Gizmos is a large library of interactive, online simulations of math and science concepts that enable infinite “what-if” exploration. Reflex is a math fact fluency builder that offers a truly adaptive approach to the fast and automatic recall of math facts–shoring up students’ working memory for more complex math problems.

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
Revenue Recognition
Learning A-Z and ExploreLearning Segments
The Learning A-Z and ExploreLearning segments derive revenue exclusively from sales of online subscriptions to their literacy, math and science websites and related training and professional development. Typically, the subscriptions are for a twelve-month period (although they can be for longer periods) and the revenue is recognized ratably over the period the online access is available to the customer. Any training or professional development related to an online subscription is recognized over the same period of online access.
Voyager Sopris Learning Segment
Revenues for the Voyager Sopris Learning brand solutions are derived from sales of literacy and math educational solutions and services to school districts. Sales include printed materials, interactive web-based programs and online educational content, training and implementation services, and professional development. Revenue from the sale of printed materials is recognized when the product is shipped to or received by the customer, depending on the shipping terms of the arrangement. Revenue for interactive web-based programs and online educational content, which may be sold separately or included with printed curriculum materials are recognized ratably over the subscription or contractual period, typically a school year. Professional services such as training, implementation, and professional development are recognized as delivered or over the period a subscription product is delivered.
Printed materials, materials and programs accessed online, and ongoing support and services often qualify as separate units of accounting and the division of revenue among these units is determined in accordance with the accounting guidance for revenue arrangements with multiple deliverables. Under this guidance, the Company is required to allocate revenue among the deliverables in an arrangement using the relative selling price method. The guidance requires use of a selling price hierarchy for determining the selling price of each deliverable, which includes (1) vendor-specific objective evidence (“VSOE”), if available, (2) third-party evidence (“TPE”), if VSOE is not available, and (3) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis.
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
In some cases, such as the Company’s blended learning solution LANGUAGE! Live, printed materials and related services do not qualify as separate units of accounting. When this occurs, all deliverables associated with the sale are recognized over the life of the online subscription which is typically a school year.
Shipments to school book depositories are on consignment and revenue is recognized based on shipments from the depositories to the schools.
The Kurzweil Education brand derives revenue from either an online subscription or from the delivery of software. Subscription revenues are recognized ratably over the period the online access is available to the customer. Perpetual software sales are recognized when shipped or provided to customers. Maintenance and support services for the Company’s perpetual software can include telephone support, bug fixes, and, for certain products, rights to upgrades and enhancements on a when-and-if-available basis. Professional services such as training, implementation, and professional development are recognized as delivered or over the period services or the subscription is delivered. In certain instances, telephone support and software repairs are provided for free within the first three months of licensing the software. The cost of providing this service is insignificant, and is accrued at the time of revenue recognition.
For all reportable segments, the Company may enter into agreements to license or sell certain publishing rights and content. The Company recognizes the revenue from these agreements when the license amount is fixed and determinable, collection is reasonably assured, and when either the license period, if applicable, has commenced or transfer of content, if applicable, has occurred.
Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.2 million at December 31, 2016 and 2015. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of returns as well as other factors that in the Company’s judgment could reasonably be expected to cause sales returns to differ from historical experience. A reconciliation of the accounts receivable reserve is shown in the table below for the periods indicated:

	December 31,
(in thousands)	2016	2015
Accounts receivable reserve, beginning of period	$231	$435
Charged to costs and expenses	554	38
Charged to other accounts (1)	29	(41)
Write-offs	(604)	(201)
Accounts receivable reserve, end of period	$210	$231
(1) Changes in sales return reserve
Net Income (Loss) per Common Share
Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period; including potential dilutive shares of common stock, assuming the dilutive effect of outstanding stock options, restricted stock awards and warrants using the treasury stock method. Weighted-average shares from common share equivalents in the amount 489,450 and 2,852,028 for the years ended December 31, 2016 and 2015, respectively, were excluded from dilutive shares outstanding because their effect was anti-dilutive.
The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31,
(in thousands, except per share data)	2016	2015
Numerator:
Net income (loss)	$10,430	$(1,325)
Denominator:
Basic:
Weighted-average common shares used in computing basic net income (loss) per share	45,861	45,550
Diluted:
Add weighted average effect of dilutive securities:
Stock options, restricted stock awards and warrant	1,356	—
Weighted-average common shares used in computing diluted net income (loss) per share	47,217	45,550
Net income (loss) per common share:
Basic	$0.23	$(0.03)
Diluted	$0.22	$(0.03)

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less (when purchased) to be cash equivalents. The carrying amount reported in the Consolidated Balance Sheets approximates fair value.
Inventory
Inventory is stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or net realizable value, and consists of finished goods. The Company reduces slow-moving or obsolete inventory to net realizable value. Inventory values are maintained at an amount that management considers appropriate based on factors such as the inventory aging, historical usage of the product, future sales forecasts, and product development plans. Inventory values are reviewed on a periodic basis.

Restricted Assets
Restricted assets consist of funds placed in a rabbi trust pursuant to the merger agreement for the purpose of funding certain obligations acquired in the VLCY merger, mostly deferred compensation, pension, and employee-related obligations.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the assets’ estimated useful lives using the straight-line method. Estimated lives are as follows:

Asset Class	Estimated Useful Life
Computer and other equipment	3	-	5 years
Leasehold improvements	Lesser of useful life or lease term
Furniture and fixtures	8 years
Expenditures for maintenance and repairs, as well as minor renewals, are charged to expense as incurred, while improvements and major renewals are capitalized.
Purchased and Developed Software
Purchased and developed software includes the costs to purchase third-party software and to develop internal-use software, which includes software as a service offered to customers with an online subscription. The Company follows applicable guidance for the costs of computer software developed or obtained for internal use for capitalizing software projects. Software costs are amortized over the expected economic life of the product, generally on an accelerated basis over a period of five years for internally developed software offered to customers as an online subscription service, and generally on a straight-line basis over a period of three to five years for other software. At December 31, 2016 and 2015, unamortized capitalized software was $19.0 million and $18.1 million, respectively, which included amounts of software under development of $0.3 million and $5.8 million, respectively. Interest capitalized during the years ended December 31, 2016 and 2015 totaled $0.2 million and $0.4 million, respectively.
Acquired Curriculum and Technology
Acquired curriculum and technology represents curriculum and developed technology acquired in the acquisitions of Headsprout in 2013 and VLCY in 2009, and is the initial purchase accounting value placed on the past development and refinement of the core methodologies, processes, measurement techniques, and technologies by which the Company structures curriculum. Acquired curriculum and technology is being amortized using an accelerated method over six to seven years, as it has an economic benefit declining over the estimated useful life. The Company periodically reviews the recoverability of the acquired curriculum and technology based on expected net realizable value, and generally retires the assets once fully depreciated. Acquired curriculum and technology is presented net of accumulated amortization of $21.3 million and $22.1 million at December 31, 2016 and 2015, respectively.
See Note 4 — Goodwill and Other Intangible Assets and Note 10 — Fair Value of Financial Instruments for further discussion of the Company’s curriculum and technology assets.
Acquired Publishing Rights
A publishing right allows the Company to publish and republish existing and future works, as well as transform, adapt, or create new works based on previously published materials. The Company determines the fair value of publishing rights arising from business combinations by discounting the after-tax cash flows projected to be derived from the publishing rights and titles to their net present value using a rate of return that accounts for the time value of money and the appropriate degree of risk. The useful life of acquired publishing rights is based on the lives of the various titles involved, which is generally ten years. The Company calculates amortization using either the straight-line method or the percentage of the projected discounted cash flows derived from the titles in the current year as a percentage of the total estimated discounted cash flows over the remaining useful life. The Company periodically reviews the recoverability of acquired publishing rights based on expected net realizable value, and generally retires assets once fully depreciated. Acquired publishing rights are presented net of accumulated amortization of $25.6 million and $24.7 million at December 31, 2016 and 2015, respectively.

Pre-Publication Costs
The Company capitalizes certain pre-publication costs of its curriculum, including art, prepress, editorial, and other costs incurred in the creation of the master copy of its curriculum products. Pre-publication costs are amortized over the expected life of the education program, generally on an accelerated basis over a period of five years. The amortization methods and periods chosen reflect the expected sales generated by the education programs. The Company periodically reviews the recoverability of the capitalized costs based on expected net realizable value, and generally retires assets once fully depreciated. Pre-publication costs are presented net of accumulated amortization of $21.4 million and $19.3 million at December 31, 2016 and 2015, respectively. Interest capitalized during the years ended December 31, 2016 and 2015 totaled $0.1 million and $0.2 million, respectively.
See Note 10 — Fair Value of Financial Instruments for further discussion of the Company’s pre-publication costs.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets relate to the acquisitions of Headsprout in 2013, VLCY in 2009, and Cambium Learning in 2007. Other intangible assets include trade names/trademarks, reseller networks, and customer relationships/lists, which are being amortized on a straight-line basis over estimated lives ranging from seven to fifteen years. Other intangible assets are presented net of accumulated amortization of $19.6 million and $21.9 million at December 31, 2016 and 2015, respectively.
See Note 4 — Goodwill and Other Intangible Assets and Note 10 — Fair Value of Financial Instruments for further discussion of the Company’s goodwill and other intangible assets.
Depreciation and Amortization
Depreciation and amortization for the years ended December 31, 2016 and 2015 consisted of the following:

	Year Ended December 31,
(in thousands)	2016	2015
Acquired publishing rights	$874	$1,303
Acquired curriculum and technology	1,465	2,478
Pre-publication costs	7,715	7,081
Internally developed software related to product	8,088	6,508
Total amortization included in cost of revenues	18,142	17,370
Trade names and trademarks	316	419
Other intangible assets	765	849
Property, equipment and software	2,325	2,600
Total depreciation and amortization included in operating expense	3,406	3,868
Total depreciation and amortization	$21,548	$21,238

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

Advertising Costs
The Company may ship products to prospective customers as samples. Samples costs are expensed to sales and marketing expense upon shipment and totaled $0.4 million for the years ended December 31, 2016 and 2015. Other costs of advertising, which include advertising, print, and photography expenses, are expensed as incurred and totaled $1.3 million and $1.4 million for the years ended December 31, 2016 and 2015, respectively.
Income Taxes
Provision is made for the expense, or benefit, associated with taxes based on income. The provision for income taxes is based on laws currently enacted in each jurisdiction in which the Company does business and considers laws mitigating the taxation of the same income by more than one jurisdiction. Significant judgment is required in determining income tax expense, current tax receivables and payables, deferred tax assets and liabilities, and the need of any valuation allowance recorded against the net deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback years, loss carryforward limitations, and tax planning strategies in assessing the extent to which deferred tax assets may be realized in future periods. If, after consideration of these factors, management believes it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established.
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
Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance with applicable accounting guidance for share-based payments. This guidance requires all share-based payments to be recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) based on their fair values. Compensation costs for awards with graded vesting are recognized on a straight-line basis over the anticipated vesting period.
Recently Issued Financial Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new revenue guidance defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. ASU 2014-09 allows for either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The original effective date was for annual periods beginning after December 15, 2016. On July 9, 2015, the FASB elected to defer the effective date of the new revenue recognition standard by one year, for annual periods beginning after December 15, 2017. Early adoption is permitted, but only as early as the original effective date of ASU

2014-09. The Company expects to adopt this guidance using the modified retrospective approach and is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). ASU 2015-05 provides guidance to assist an entity in evaluating the accounting for fees paid by a customer in a cloud computing arrangement. Specifically, this ASU provides guidance to customers related to whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the ASU requires a customer to account for the software license element of the arrangement in a manner consistent with the acquisition of other software licenses. Where an arrangement does not include a software license, the ASU requires a customer to account for the arrangement as a service contract. The amendments in this ASU apply only to internal-use software that a customer obtains access to in a hosting arrangement when specific criteria are met. ASU 2015-05 is effective for interim and annual financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2015-05 in the first quarter of 2016 with no material impact to the financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 requires an entity to measure inventory within the scope of the update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU is effective for interim periods and fiscal years beginning after December 15, 2016, and early adoption is permitted. The Company does not expect there to be a material impact to the financial statements as a result of this ASU.
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02). The guidance in ASU 2016-02 requires entities to record the assets and liabilities created by leases greater than one year. This ASU is effective for interim periods and fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The guidance simplifies certain aspects of accounting for stock-based accounting. ASU 2016-09 is effective for interim periods and fiscal years beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

Note 3 — Property, Equipment, and Software
Balances of major classes of assets and accumulated depreciation and amortization at December 31, 2016 and 2015 consisted of the following:

	December 31,
(in thousands)	2016	2015
Software	$47,822	$42,348
Computers and other equipment	11,025	9,874
Furniture and fixtures	2,214	1,849
Leasehold improvements	1,824	1,753
Property, equipment, and software at cost	62,885	55,824
Accumulated depreciation and amortization	39,378	33,284
Property, equipment, and software, net	$23,507	$22,540

Note 4 — Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows:

(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Total
Balance at December 31, 2014
Goodwill, gross	$13,215	$217,262	$6,947	$237,424
Accumulated impairment loss	—	(189,582)	—	(189,582)
Goodwill	13,215	27,680	6,947	47,842
Impairment	—	—	—	—
Acquisitions	—	—	—	—
Balance at December 31, 2015
Goodwill, gross	13,215	217,262	6,947	237,424
Accumulated impairment loss	—	(189,582)	—	(189,582)
Goodwill	13,215	27,680	6,947	47,842
Impairment	—	—	—	—
Acquisitions	—	—	—	—
Balance at December 31, 2016
Goodwill, gross	13,215	217,262	6,947	237,424
Accumulated impairment loss	—	(189,582)	—	(189,582)
Goodwill	$13,215	$27,680	$6,947	$47,842
Impairment Analysis
In accordance with GAAP, goodwill and other indefinite-lived intangible assets are not amortized but are instead reviewed for impairment at least annually and if a triggering event is determined to have occurred in an interim period. Relevant accounting guidance provides entities with the option of performing a qualitative assessment to determine if it is more likely than not that goodwill might be impaired (followed by a quantitative two-step goodwill impairment test if necessary) or proceeding directly to a quantitative two-step goodwill impairment test.
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
The Company performs its annual impairment test on October 1st each year.
2016 Annual Goodwill Impairment Analysis
The Company performed the 2016 annual goodwill impairment analysis using four reporting units: Learning A-Z; ExploreLearning; and Voyager Sopris Learning and Kurzweil Education, which are both included in the Voyager Sopris Learning segment.
During 2016, the Company elected to perform the optional qualitative assessment for the Learning A-Z and ExploreLearning reporting units. The qualitative assessment did not result in a conclusion that it was more likely than not that the fair value of these reporting units was less than their respective carrying amounts; therefore, it was unnecessary to perform the quantitative two-step goodwill impairment test for the Learning A-Z and ExploreLearning reporting units.
During 2016, the Company elected to perform the quantitative two-step goodwill impairment test for the Voyager Sopris Learning and Kurzweil Education reporting units. The step one calculated fair values of these reporting units exceeded their respective carrying amounts by at least 10%; therefore, it was unnecessary to perform the second step of the quantitative impairment test.

2015 Annual Goodwill Impairment Analysis
The Company performed the 2015 annual goodwill impairment analysis using four reporting units: Learning A-Z; ExploreLearning; and Voyager Sopris Learning and Kurzweil Education, which are both included in the Voyager Sopris Learning segment.
During 2015, the Company elected to perform the optional qualitative assessment for the each reporting unit. The qualitative assessment did not result in a conclusion that it was more likely than not that the fair value of these reporting units was less than their respective carrying amounts; therefore, it was unnecessary to perform the quantitative two-step goodwill impairment test for the any of the Company’s reporting units.
Intangible Assets
The Company’s definite-lived intangible assets and related accumulated amortization at December 31, 2016 and 2015 consisted of the following:

(in thousands)	December 31, 2014	Additions	Disposals	Impairments	December 31, 2015	Additions	Disposals	Impairments	December 31, 2016
Intangible assets, gross:
Publishing rights	$26,200	$—	$—	$—	$26,200	$—	$—	$—	$26,200
Trademark	5,110	—	—	—	5,110	—	—	—	5,110
Customer relationships	7,717	—	—	—	7,717	—	—	—	7,717
Acquired curriculum and technology	24,828	—	—	—	24,828	—	—	—	24,828
Reseller network	12,300	—	—	—	12,300	—	—	—	12,300
Total intangible assets, gross	76,155	—	—	—	76,155	—	—	—	76,155
Intangible assets, accumulated amortization:
Publishing rights	(23,438)	(1,303)	—	—	(24,741)	(874)	—	—	(25,615)
Trademark	(2,193)	(419)	—	—	(2,612)	(316)	—	—	(2,928)
Customer relationships	(6,478)	(648)	—	—	(7,126)	(625)	—	—	(7,751)
Acquired curriculum and technology	(19,619)	(2,478)	—	—	(22,097)	(1,465)	—	—	(23,562)
Reseller network	(11,957)	(201)	—	—	(12,158)	(140)	—	—	(12,298)
Total intangible assets, accumulated amortization	(63,685)	(5,049)	—	—	(68,734)	(3,420)	—	—	(72,154)
Intangible assets, net	$12,470	$(5,049)	$—	$—	$7,421	$(3,420)	$—	$—	$4,001

Estimated Future Amortization Expense
Estimated amortization expense expected for each of the next five years related to intangibles subject to amortization is as follows:

(in thousands)	Cost of Revenues	Operating Expense	Amortization
2017	$1,094	$426	$1,520
2018	380	327	707
2019	253	311	564
2020	124	298	422
2021	—	284	284
Thereafter	—	504	504
	$1,851	$2,150	$4,001

Note 5 — Other Current Assets
Other Current Assets at December 31, 2016 and 2015 consisted of the following:

	December 31,
(in thousands)	2016	2015
Deferred costs	$8,650	$8,514
Prepaid expenses	1,533	1,367
Other current assets	1,052	100
Other current assets	$11,235	$9,981

Note 6 — Other Assets
Other Assets at December 31, 2016 and 2015 consisted of the following:

	December 31,
(in thousands)	2016	2015
Deferred costs, less current portion	$1,405	$1,479
Collateral investments	1,132	1,783
Deferred financing costs - revolving credit facility	711	892
Other	272	663
Other assets	$3,520	$4,817

Deferred Financing Costs
Deferred financing costs relate to costs incurred with the issuance in December 2015 of the Company’s $30.0 million Revolving Credit Facility. See Note 11 — Long-Term Debt for additional information regarding the Company’s long-term debt and the related deferred financing costs.
Collateral Investments
The Company maintains certificates of deposit to collateralize its outstanding letters of credit associated with workers’ compensation activity. At December 31, 2016 and 2015, the Company had $0.2 million and $0.9 million, respectively, in certificates of deposit serving as collateral for its outstanding letters of credit. See Note 16 — Commitments and Contingencies for additional information regarding the Company’s outstanding letters of credit.
Additionally, the Company maintains a money market fund investment to serve as collateral for a travel card program. The balance of the money market fund investment was $0.9 million at December 31, 2016 and 2015.

Note 7 — Accrued Expenses
Accrued Expenses at December 31, 2016 and 2015 consisted of the following:

	December 31,
(in thousands)	2016	2015
Salaries, bonuses and benefits	$7,820	$9,383
Accrued royalties	1,006	1,201
Pension and post-retirement benefit plans	967	1,093
Other	1,927	2,547
Accrued expenses	$11,720	$14,224
Restructuring Costs
During the year ended December 31, 2016, management made some tactical decisions at the Voyager Sopris Learning segment to right-size costs and accelerate Voyager Sopris Learning's transformation from slower-growing legacy products toward newer and technology-enabled solutions. As a result, net income for 2016 includes restructuring costs of $1.1 million, representing severance charges. At December 31, 2016, accrued salaries, bonuses, and benefits included $0.6 million of severance cost related to the Voyager Sopris Learning restructuring.
Pension and Post-Retirement Benefit Plans
See Note 12 — Profit Sharing, Pension, and Other Postretirement Benefit Plans for further information regarding the Company’s pension and post-retirement benefit plan liabilities.

Note 8 — Other Liabilities
Other Liabilities at December 31, 2016 and 2015 consisted of the following:

	December 31,
(in thousands)	2016	2015
Pension and post-retirement benefit plans, long-term portion	$8,642	$9,903
Deferred rent	688	881
Long-term income tax payable	454	896
Long-term deferred compensation	333	347
Other liabilities	$10,117	$12,027

Pension and Post-Retirement Benefit Plans
See Note 12 — Profit Sharing, Pension, and Other Postretirement Benefit Plans for further information regarding the Company’s pension and post-retirement medical benefits liabilities.

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
Operating Leases
The Company leases certain facilities and equipment for production, selling, and administrative purposes under agreements with original lease periods up to 8 years. Leases generally include provisions requiring payment of taxes, insurance, and maintenance on leased property. Some leases may include renewal options, rent escalation clauses, or options to purchase the leased property during or at the end of the lease term.
Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the applicable lease term. The lease term begins on the commencement date as defined in the relevant lease agreement. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term. Operating rent expense was $2.2 million and $2.1 million for the years ended December 31, 2016 and 2015, respectively.

Future minimum payments under non-cancelable operating leases are as follows:

(in thousands)	Minimum Operating Lease Payments
2017	$2,295
2018	2,260
2019	1,601
2020	1,649
2021	304
Thereafter	—
Total minimum lease payments	$8,109

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
At December 31, 2016, financial instruments include cash and cash equivalents of $4.9 million, restricted assets of $3.3 million, collateral investments of $1.1 million, and Senior Secured Credit Facility term loans, net of discount and deferred financing costs, of $74.5 million. At December 31, 2015, financial instruments include cash and cash equivalents of $8.6 million, restricted assets of $4.4 million, collateral investments of $1.8 million, and Senior Secured Credit Facility term loans, net of discount and deferred financing costs, of $101.7 million. The fair market values of cash equivalents, restricted assets, and collateral investments are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the applicable reporting period.
At December 31, 2016 and 2015, the carrying value of the Company’s Senior Secured Credit Facility term loans approximates the fair value, as the borrowings are tied to the London Interbank Offered Rate (“LIBOR”) and are market sensitive.
Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015 were as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$3,266	$3,266	$—	$—
Collateral Investments:
Money Market	226	226	—	—
Certificate of Deposit	906	906	—	—

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$4,364	$4,364	$—	$—
Collateral Investments:
Money Market	905	905	—	—
Certificate of Deposit	878	878	—	—

(in thousands)	Total Gains (Losses) Years Ended December 31,
Description	2016	2015
Restricted Assets:
Money Market	$—	$—
Collateral Investments:
Money Market	—	—
Certificate of Deposit	—	—

Assets and Liabilities That are Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible fixed assets, goodwill, and other intangible assets, which are remeasured when the derived fair value is below carrying value in the Consolidated Balance Sheets. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within income before interest, other income (expense), and income taxes in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2016 and 2015 were as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment, and software, net	23,507	—	—	23,507
Pre-publication costs, net	17,397	—	—	17,397
Acquired curriculum and technology intangibles, net	1,266	—	—	1,266
Acquired publishing rights, net	585	—	—	585
Other intangible assets, net	2,150	—	—	2,150

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment, and software, net	22,540	—	—	22,540
Pre-publication costs, net	16,441	—	—	16,441
Acquired curriculum and technology intangibles, net	2,731	—	—	2,731
Acquired publishing rights, net	1,459	—	—	1,459
Other intangible assets, net	3,231	—	—	3,231

(in thousands)	Total Gains (Losses) Years Ended December 31,
Description	2016	2015
Goodwill	$—	$—
Property, equipment, and software, net	—	—
Pre-publication costs, net	—	—
Acquired curriculum and technology intangibles, net	—	—
Acquired publishing rights, net	—	—
Other intangible assets, net	—	—

Note 11 — Long-Term Debt
Long-term debt at December 31, 2016 and 2015 consisted of the following:

	December 31,
(in thousands)	2016	2015
Senior secured credit facility term loans maturing December 10, 2020	$76,150	$105,000
Less: Unamortized discount	(923)	(1,856)
Less: Unamortized deferred financing costs	(747)	(1,422)
Total debt	74,480	101,722
Less: current portion of long-term debt	7,350	3,850
Long-term debt	$67,130	$97,872
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
Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or LIBOR (subject to a 1.0% floor), at the Borrower’s option, plus an applicable margin. The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans. The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation. The applicable margin for the Term Loan B is 4.25% for Base Rate loans and 5.25% for LIBOR loans. From the inception of the Senior Secured Credit Facility to the end of October 2016, an interest rate of 5.5% applied to the Term Loan A and Revolving Credit Facility. In November 2016, the interest rate decreased to 4.75% for the Term Loan A and Revolving Credit Facility. The applicable interest rate for the Term Loan B has been 6.25% since the inception of the Credit Agreement. Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%. Interest is payable quarterly in arrears, or earlier for loans with shorter interest periods.
The Term Loan A and Term Loan B require scheduled quarterly principal payments which began on March 31, 2016, with the balance due at maturity. The Borrower is subject to certain prepayment requirements, including an Excess Cash Flow Payment, as defined in the Credit Agreement. The Company does not expect to make an Excess Cash Flow Payment in 2017. The scheduled annual minimum principal payments, excluding any potential Excess Cash Flow Payments, are as follows:

(in thousands)	Future Payments
2017	$7,350
2018	7,350
2019	9,100
2020	52,350
2021	—
Thereafter	—
$76,150
The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence indebtedness, restrictions on investments and dispositions, limitations on fundamental changes to the Loan Parties, a maximum consolidated net leverage ratio, and minimum fixed charge coverage ratio. Upon an event of default, and after any applicable cure period, the Administrative Agent can accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants. At December 31, 2016, the Company was in compliance with all covenants related to the Credit Facility.
The principal balances of the Senior Secured Credit Facility were issued at a discount, representing fees paid to lenders, of $1.9 million, which will be amortized over the life of the debt using the effective interest rate method. Unamortized discount at December 31, 2016 was $0.9 million.
The Company incurred debt issuance costs of $2.3 million associated with the Senior Secured Credit Facility, including $1.4 million paid to an affiliate of Veronis Suhler Stevenson pursuant to the consulting fee agreement between the Company and Veronis Suhler Stevenson. These costs were deferred and will be amortized over the term of the related debt using the effective interest method. Unamortized deferred financing costs related to the Senior Secured Credit Facility totaled $1.5 million at December 31, 2016, including $0.7 million related to the Term Loan A and Term Loan B presented as a reduction to Long-term debt and $0.7 million related to the Revolving Credit Facility classified as Other Assets in the Consolidated Balance Sheets.
In February 2016, the Company paid $0.1 million to enter into interest rate cap agreements for approximately half of its expected outstanding Term Loan A and Term Loan B loans, for a three-year period.  Under the interest rate cap agreements, the Company will receive payments for any period that the three-month LIBOR rate exceeds 2.5%.
During the year ended December 31, 2016, the Company made voluntary prepayments of $25.0 million aggregate principal amount on the Term Loan B of the Senior Secured Credit Facility. This extinguishment resulted in a loss of $0.7 million, due to the write-off of $0.3 million of unamortized deferred financing costs and $0.4 million of unamortized debt discount.
Senior Secured Notes Due 2017
In February 2011, the Company closed an offering of $175.0 million aggregate principal amount of 9.75% senior secured notes due 2017 (the “Notes”). Using the proceeds from the Credit Agreement, the Company redeemed in full the remaining Notes and on December 10, 2015, and irrevocably deposited with Wells Fargo Bank, National Association, as trustee (the “Trustee”) under the Senior Secured Notes Indenture (the “Indenture”) an amount sufficient to pay and discharge all obligations under the Notes and the Indenture. The Company deposited with the Trustee an amount totaling $146,825,000, consisting of $140,000,000 principal amount and $6,825,000 accrued and unpaid interest through but not including the redemption date. As a result, the Indenture was satisfied and discharged in full and ceased to be of further effect as of December 10, 2015. The redemption was effective February 15, 2016. This extinguishment resulted in a loss of $4.0 million, including interest paid covering the period from December 10, 2015 through the redemption date of approximately $2.5 million, the write off of unamortized deferred financing costs and debt discount of approximately $1.5 million, and other related costs of approximately $50 thousand.

Note 12 — Profit-Sharing, Pension, and Other Postretirement Benefit Plans

Defined Contribution Plans

The Company’s 401(k) plan provides matching contributions of 50% of participant contributions up to 6%. Additionally, the Company may make discretionary contributions based upon exceeding Company performance targets of up to 2% of eligible earnings for all employees regardless of participation. The 401(k) matching contribution expense was $1.3 million and $1.4 million for the years ended December 31, 2016 and 2015, respectively. No discretionary contributions were made in the years ended December 31, 2016 and 2015.

As a result of the acquisition of VLCY, the Company also has contractual obligations under a frozen replacement benefit plan (“RBP”) for a small number of terminated and retired executives. Because the RBP is frozen, no participant can make or is entitled to additional contributions. Instead, the Company has accrued a liability totaling $0.4 million at both December 31, 2016 and 2015, to reflect its estimated future obligation under the RBP. The current portion of the RBP liability, which was $21 thousand and $22 thousand at December 31, 2016 and 2015, respectively, is included in Other in Note 7 — Accrued Expenses. The long-term portion of the RBP liability, which was $0.3 million at December 31, 2016 and 2015, is included in Long-Term Deferred Compensation in Note 8 — Other Liabilities.

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

The net costs of the Company’s defined benefit pension plan for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Interest cost	$392	$421
Recognized net actuarial (gain) loss	(690)	(925)
Total recognized in net pension cost and other comprehensive income	$(298)	$(504)

Obligation and Funded Status

The funded status of the Company’s U.S. defined benefit pension plan as of December 31, 2016 and 2015 was as follows:

	December 31,
(in thousands)	2016	2015
Change in Benefit Obligation:
Benefit obligation, beginning of period	$10,996	$12,613
Service cost	—	—
Interest cost	392	421
Actuarial loss (gain)	(690)	(925)
Benefits paid	(1,089)	(1,113)
Benefit obligation, end of period	$9,609	$10,996

Change in Plan Assets:
Fair value, beginning of period	$—	$—
Company contributions	1,089	1,113
Benefits paid	(1,089)	(1,113)
Fair value, end of period	$—	$—

Unfunded status	$(9,609)	$(10,996)
Accrued benefit cost	$(9,609)	$(10,996)

Amounts recognized in the Consolidated Balance Sheets
Current accrued benefit liability	$(967)	$(1,093)
Non-current accrued benefit liability	(8,642)	(9,903)
Net amount recognized	$(9,609)	$(10,996)

The Company had a net actuarial (gain) loss of $(0.7) million and $(0.9) million for its U.S. pension plan in the years ended December 31, 2016 and 2015, respectively. These amounts are included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets. Of this amount, the Company recognized $0.1 million and $0.2 million as a component of net periodic pension cost during the years ended December 31, 2016 and 2015, respectively, and expects to recognize approximately $0.1 million in 2017.

Plan Assumptions

	Year Ended December 31,
	2016	2015
Discount rate	3.75%	3.75%

The discount rate is determined by analyzing the average returns of high-quality fixed income investments defined as AA-rated or better. The Company also utilizes an interest rate yield curve for instruments with maturities corresponding to the benefit obligations.

Additional Information

For the Company’s U.S. defined benefit pension plan, the projected benefit obligation and accumulated benefit obligation at December 31, 2016 and 2015 were as follows:

	December 31,
(in thousands)	2016	2015
Projected benefit obligation	$9,609	$10,996
Accumulated benefit obligation	9,609	10,996
Future Contributions
Total contributions expected to be paid under the Company’s frozen U.S. retirement plans or to the beneficiaries thereof during fiscal 2017 are $1.0 million, consisting of $1.0 million to its U.S. defined benefit plan and $21 thousand to the RBP.
Gross benefit payment obligations under the Company’s continuing plans for the next ten years are anticipated to be as follows:

U.S. Retirement Plans
(in thousands)	(Pension Plan and RBP)
2017	$988
2018	949
2019	910
2020	912
2021	829
2022 - 2026	3,627

Note 13 — Stockholders’ Equity (Deficit)
Common Stock
Shares Authorized, Issued, and Outstanding
The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. At December 31, 2016, there were 52,737,854 shares of common stock issued, 46,205,665 shares of common stock outstanding, and an additional 4,122,275 shares of common stock reserved for issuance pursuant to the Cambium Learning Group, Inc. 2009 Equity Incentive Plan.
Shares of the Company’s common stock are not convertible into or exchangeable for shares of any other class of capital stock. There are no redemption or sinking fund provisions applicable to the common shares.
Treasury Stock
Repurchased shares are recorded in Treasury Stock at Cost in the Consolidated Balance Sheets with an offset to Common Stock and Capital Surplus. Upon repurchase, treasury shares are no longer registered shares of the Company.
Voting Rights
Each holder of shares of the Company’s common stock is entitled to one vote for each share held of record on the applicable record date on all matters submitted to a vote of stockholders, including the election of directors.
Dividend Rights
Holders of the Company’s common stock are entitled to receive dividends when, as, and if declared by the board of directors out of funds legally available for payment, subject to the rights of holders of the Company’s preferred stock, if any. The Company has not historically paid dividends and does not anticipate doing so in the short term. In addition, the Company’s ability to pay cash dividends is limited by covenants of the existing Credit Agreement described in Note 11 — Long-Term Debt.

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
Preemptive Rights
In general, holders of the Company’s common stock have no preemptive rights to purchase, subscribe for, or otherwise acquire any unissued or treasury shares or its other securities. However, under the terms of the stockholders agreement, entered into in connection with the mergers (the “Stockholders Agreement”) except with respect to specified exempt issuances, for so long as VSS-Cambium Holdings III, LLC and funds managed or controlled by Veronis Suhler Stevenson, (individually and collectively “VSS”) beneficially own in the aggregate at least 25% of the outstanding shares of the Company’s common stock, VSS has preemptive rights to purchase the Company’s common stock (or other securities that may be approved by the audit committee of the board of directors), in connection with any proposed securities offering by the Company. These preemptive rights generally give VSS the opportunity to purchase an amount of common stock (or such other securities as may be approved by the audit committee) in the new issuance sufficient to enable VSS to maintain their same collective percentage ownership following the new issuance.
Tax Asset Protection Rights Agreement
In September 2016, the Company entered into a Tax Asset Protection Rights Agreement (the “Rights Agreement”), between the Company and Wells Fargo Bank, National Association, as Rights Agent. The Rights Agreement is designed to preserve the Company’s substantial NOLs and other significant tax benefits which may be available to reduce potential future tax liabilities. The Rights Agreement is not intended to be an antitakeover measure or to deter offers that are fair and otherwise in the best interests of the Company’s stockholders.
Preferred Stock
Shares Authorized and Outstanding
The Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.001 per share. At December 31, 2016, there were no shares of preferred stock issued or outstanding.
Blank Check Preferred Stock
Under the certificate of incorporation, without further stockholder action, the board of directors is authorized to provide for the issuance of shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations, or restrictions on such shares. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the Company’s common stock.

Note 14 — Stock-Based Compensation and Expense
Cambium Learning Group, Inc. 2009 Equity Incentive Plan
In 2009, the Company adopted the Cambium Learning Group, Inc. 2009 Equity Incentive Plan (“Incentive Plan”). Under the Incentive Plan, 5,000,000 shares of common stock were reserved for issuance of awards which may be granted in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, conversion stock options, conversion stock appreciation rights, and other stock or cash awards. The Incentive Plan is administered by the board of directors, which has the authority to establish the terms and conditions of awards granted under the Incentive Plan.
Stock Option Activity
Stock option awards generally vest in equal monthly installments on the last day of each month of the four-year period beginning on the first day of the month of grant. The term of each option is typically ten years from the date of grant. All outstanding options were granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant.

The following table summarizes stock option transactions under the Incentive Plan for the year ended December 31, 2016:

	Year Ended December 31, 2016
	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	2,881,897	$1.93
Granted	395,000	$4.71
Exercised	(465,847)	$1.52
Cancelled/Forfeited	(155,469)	$2.30
Outstanding at December 31, 2016	2,655,581	$2.39	6.0	$6,932
Exercisable at December 31, 2016	1,846,398	$1.81	4.9	$5,886
Vested and Expected to Vest at December 31, 2016	2,560,276	$2.33	5.9	$6,848
The weighted average grant date fair value of options granted during the years ended December 31, 2016 and 2015 was $2.81 and $2.15, respectively. The aggregate intrinsic value of stock options exercised in the years ended December 31, 2016 and 2015 was $1.6 million and $0.9 million, respectively. During the years ended December 31, 2016 and 2015, 735,945 and 719,293 options vested, respectively. The total fair value of the options that vested was $0.9 million and $0.7 million, respectively.
At December 31, 2016, total future compensation costs related to unvested stock options to be recognized in the consolidated statements of operations was $1.6 million, with a weighted average period over which this cost is expected to be recognized of 2.7 years.
Stock Option Valuation Assumptions
The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock option awards on the date of grant. The following assumptions were used in the Black-Scholes option-pricing model to estimate the fair value of the awards granted during the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Expected stock volatility	64.00%	64.00%
Risk-free interest rate	1.26% – 1.57%	1.60% – 1.88%
Expected years until exercise	6.25	6.25
Dividend yield	0.00%	0.00%
Due to a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company used the simplified method to estimate the expected years until exercise on new awards as described in applicable accounting guidance for stock-based compensation.
Restricted Stock
The following table summarizes restricted stock transactions under the Incentive Plan for the year ended December 31, 2016:

	Year Ended December 31, 2016
	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	1,750	$1.94
Granted	4,000	$4.50
Vested	(750)	$1.90
Cancelled/Forfeited	—	$—
Unvested at December 31, 2016	5,000	$3.99

The restrictions on the common stock awards lapse equally over a four-year period on the anniversary of the grant date or upon a change in control of the Company. The awards were valued based on the Company’s closing stock price on the date of grant.
At December 31, 2016, total future compensation costs related to unvested restricted stock to be recognized in the consolidated statements of operations was $15 thousand, with a weighted average period over which this cost is expected to be recognized of 3.0 years.
Stock-Based Compensation and Expense
Stock-based compensation and expense for the years ended December 31, 2016 and 2015 was allocated as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Cost of revenues	$59	$41
Research and development expense	171	137
Sales and marketing expense	206	160
General and administrative expense	492	349
Stock-based compensation and expense	$928	$687
The total income tax expense recognized for book purposes in the Consolidated Statements of Operations and Comprehensive Income (Loss) related to stock-based compensation was zero for the years ended December 31, 2016 and 2015. The total tax benefit realized was zero for all years presented.
Securities Authorized for Issuance
Securities authorized for issuance under equity compensation plans at December 31, 2016 are as follows:

(in thousands, except per share amounts)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity incentive plans (a)
Equity compensation plans approved by security holders	2,656	$2.39	1,467
Equity compensation plans not approved by security holders	—	—	—
Total	2,656	$2.39	1,467

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options,” and issued restricted stock.

Note 15 — Income Taxes
Income or loss before income taxes for the years ended December 31, 2016 and 2015 were primarily attributable to the United States.
Income tax expense attributable to income included the following:

	Year Ended December 31,
(in thousands)	2016	2015
Current income tax expense:
United States federal	$126	$—
Foreign	34	—
State and local	105	157
Total current income tax expense	265	157
Deferred income tax expense:
State and local	28	36
Total deferred income tax expense	28	36
Income tax expense	$293	$193
Reconciliation of income tax expense and the domestic federal statutory income tax benefit is as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Income tax expense (benefit) at U.S. federal statutory rate	$3,753	$(396)
Increase (reduction) from:
State taxes (net of federal benefit)	133	193
Change in valuation allowance	(3,779)	2,632
Provision to return adjustment - capital loss	—	(1,325)
Amortization of goodwill	(621)	(621)
Non-deductible expenses	148	181
Other	659	(471)
Income tax expense	$293	$193
Deferred income taxes are primarily provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

The tax effects of each type of temporary difference and carryforward that gave rise to a significant portion of deferred tax assets (liabilities) at December 31, 2016 and 2015 were as follows:

	December 31,
(in thousands)	2016	2015
Deferred tax assets attributable to:
Net operating loss carryforwards	$29,660	$31,572
Tax credit carryforwards	7,622	7,622
Reserves	3,810	4,259
Inventory	2,931	4,260
Deferred revenue	4,388	4,417
Intangibles	5,848	5,594
Other	2,073	2,295
Total gross deferred tax assets	56,332	60,019
Valuation allowance	(53,798)	(57,577)
Net deferred tax assets	2,534	2,442

Deferred tax liabilities attributable to:
Intangibles	(2,370)	(2,408)
Fixed assets	(164)	(34)
Net deferred tax liability	$—	$—
The valuation allowance decreased in 2016 by $3.8 million primarily because it offset the decrease in the deferred tax asset derived from pre-tax gains. The valuation allowance increase in 2015 of $2.6 million was caused by the increase in the deferred tax asset derived from pre-tax losses. As of December 31, 2016, there is no amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill.
At December 31, 2016, the amounts and expiration dates of loss and tax credit carryforwards were as follows:

(in thousands)	Amount as of December 31, 2016	Expire or start expiring at the end of:
U.S. net operating loss (1)	$80,000	2028
U.S. federal capital losses	3,785	2019

State net operating loss carryforward (net):
State tax net operating losses	3,180	2017 – 2035

Tax credits:
Minimum tax credit	7,444	Carry forward indefinitely
Other tax credits	178	2017 – 2021
Total tax credits	$7,622

(1)	$27.8 million of the U.S. net operating loss (NOL) above is related to the VLCY acquisition.
Income taxes paid, net of tax refunds, was $0.8 million and $0.6 million for the years ended December 31, 2016 and 2015, respectively.
Uncertain Tax Positions
The Company recognizes the financial statement impacts of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits, and relevant GAAP to determine the amount of tax benefits to recognize in the financial statements. For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in the financial statements is recorded to Other

Liabilities in the Consolidated Balance Sheets as an unrecognized tax benefit (“UTB”). The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law, and ongoing discussions with tax authorities.
A reconciliation of the change in the UTB balance for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Unrecognized tax benefit, beginning of period	$6,236	$6,464
Increases for tax positions in prior periods	—	—
Decreases for effectively settled tax positions	(300)	(228)
Decreases for expiration of the statute of limitations	—	—
Unrecognized tax benefit, end of period	$5,936	$6,236
Included in the balance of unrecognized tax benefits at December 31, 2016 are approximately $0.5 million of tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining uncertain tax positions would not affect the effective tax rate, but would instead increase or would have increased available tax attributes. However, the recognition of the tax attribute would be offset by an increase in the deferred tax asset valuation allowance resulting in no net impact in the effective tax rate.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company recognized no penalties (gross) and an immaterial amount of interest (gross) during the year ended December 31, 2016. At December 31, 2016, the Company had liabilities of $0.1 million for penalties (gross) and $0.1 million for interest (gross).
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
Purchase Commitments
From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business. These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. These open purchase commitments totaled $0.1 million as of December 31, 2016.
Letters of Credit
The Company had letters of credit outstanding at December 31, 2016 in the amount of $0.4 million to support workers’ compensation activity. The Company maintains certificates of deposit of $0.2 million to serve as collateral for these letters of credit. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificates of deposit and money market fund investment are included in Collateral Investments in Note 6 — Other Assets.

Note 17 — Related Party Transactions
Agreements with VSS
Jeffrey Stevenson and David Bainbridge, each of whom serves on the Company’s board of directors, are affiliates of VSS. Funds managed by VSS own a majority of the equity interests of VSS-Cambium Holdings III, LLC, which holds approximately 70% of the Company’s outstanding common stock. As such, VSS-Cambium Holdings III, LLC has the ability to determine the outcome of matters submitted to the Company’s stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of the Company’s assets, and will likely have the ability to control the Company’s management, affairs and operations.
In 2009, the Company entered into a consulting fee agreement, as amended, with VSS Fund Management LLC (the “Consulting Agreement”) entitling VSS to the following fees: (i) a fee equal to 1% of the gross proceeds of any debt or equity financing by the Company, and (ii) a fee equal to 1% of the enterprise value of any entities acquired or disposed of by the Company. These obligations will remain in effect until the earliest of the date on which (i) VSS no longer has any employees serving on the Company’s board of directors, (ii) funds managed by VSS cease to beneficially own at least 10% of the Company’s outstanding common stock, and (iii) unless the Company’s audit committee renews the Consulting Agreement, January 1, 2017. During the year ended December 31, 2015, the Company paid VSS $40 thousand under the Consulting Agreement as a result of the Headsprout acquisition and $1.4 million as a result of the Senior Secured Credit Facility financing.
The Company and VSS agreed to amend the Consulting Agreement, effective March 19, 2013, and have entered into Amendment No. 1 to the Consulting Agreement (the "Amendment") such that, in addition to the fees currently payable to VSS thereunder, on January 1st of each calendar year, with the first payment payable to VSS as of January 1, 2013, VSS will be entitled to an annual payment of $70 thousand for monitoring services for the then-current calendar year, provided that if an employee of VSS serves as Chairman of the Company’s Board of Directors (the "Board"), such fee is subject to a dollar-for-dollar reduction in the amount of the annual retainer received by such VSS employee (as contemplated by the Company’s then current board compensation program). The Amendment also allow VSS to designate from time to time one or more of its affiliates to receive any of the fees payable under the Consulting Agreement.
The Company and VSS have agreed to amend the Consulting Agreement and have entered into Amendment No. 2 to the Consulting Agreement on December 16, 2016 (the "Second Amendment"). The Second Amendment provides that the Consulting Agreement will remain in effect until the earliest of (i) the date on which VSS no longer has any employees serving on the Board, (ii) the date on which funds managed by VSS cease to beneficially own at least 10% of the Company’s outstanding common stock, and (iii) unless the Company’s audit committee renews the Consulting Agreement, January 1, 2021.
In connection with the Credit Agreement, VSS Fund Management LLC provided to the Administrative Agent, on behalf of the Lenders under the Credit Agreement, a management fee subordination agreement. This agreement limits the ability of VSS Fund Management LLC to amend the terms of the Consulting Agreement, as amended.
VSS also currently receives an annual retainer of $65 thousand each for the services of Mr. Stevenson and Mr. Bainbridge on the Board. In total, VSS received $0.2 million in cash during the years ended December 31, 2016 and 2015 related to the services of these directors, plus reimbursement of out-of-pocket expenses.
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

Walsh Employment Agreement
On April 30, 2013, the Company entered into an employment agreement with Joe Walsh, Chairman of the Board. For his services as Chairman and as a consultant to the Company, Mr. Walsh receives total annual compensation of $0.3 million.

Note 18 — Segment Reporting
Geographic Information and Concentrations of Credit Risk
The Company’s geographic area of operation is predominantly the United States. Export or foreign sales to locations outside the United States was approximately 9% and 8% of total sales for the years ended December 31, 2016 and 2015, respectively, with approximately 4% and 5% of total sales, respectively, in Canada in each year. No single customer accounted for more than 10% of consolidated net revenues for any years presented. One single customer accounted for approximately 11% of the accounts receivable balance at December 31, 2016. No single customer accounted for more than 10% of the accounts receivable balance at December 31, 2015. Although the loss of a single customer or a few customers would not have a material adverse effect on the Company’s business, schedules of school adoptions, available funding for school districts, and market acceptance of the Company’s products can materially affect year-to-year revenue performance.
Segment Results of Operation
The Company operates in three reportable segments with separate management teams and infrastructures that offer various products and services.
The Company and its chief operating decision maker use net revenues, operating expenses, income (loss) from operations, and capital expenditures as measures of the reportable segment’s operating performance. The Company does not track assets by segment and the chief operating decision maker does not use assets as a measure of the reportable segments’ operating performance; therefore, this information is not reported. The significant accounting policies of the reportable segments are the same as those for the Company. There were no intersegment revenues or transfers.
The reportable segments’ results of operations for the years ended December 31, 2016 and 2015 are presented in the tables below.

	Year Ended December 31, 2016
(in thousands)	Learning A-Z	Voyager Sopris Learning	Explore Learning	Other	Consolidated
Product revenues	$66,049	$58,770	$23,739	$—	$148,558
Service revenues	—	3,800	—	—	3,800
Total net revenues	66,049	62,570	23,739	—	152,358
Cost of product revenues	2,576	21,579	3,606	—	27,761
Cost of service revenues	—	2,361	—	—	2,361
Amortization expense	—	—	—	18,142	18,142
Total cost of revenues	2,576	23,940	3,606	18,142	48,264
Other operating expenses	29,794	26,085	11,498	14,700	82,077
Depreciation and amortization expense	—	—	—	3,406	3,406
Total costs and expenses	32,370	50,025	15,104	36,248	133,747

Income before interest, other income (expense) and income taxes	33,679	12,545	8,635	(36,248)	18,611

Net interest expense	—	—	—	(7,190)	(7,190)
Loss on extinguishment of debt	—	—	—	(698)	(698)
Income tax expense	—	—	—	(293)	(293)
Segment net income	$33,679	$12,545	$8,635	$(44,429)	$10,430
Expenditures for property, equipment, software and pre-publication costs	$8,519	$7,988	$2,846	$701	$20,054

	Year Ended December 31, 2015
(in thousands)	Learning A-Z	Voyager Sopris Learning	Explore Learning	Other	Consolidated
Product revenues	$55,167	$62,846	$20,162	$—	$138,175
Service revenues	—	6,745	—	—	6,745
Total net revenues	55,167	69,591	20,162	—	144,920
Cost of product revenues	1,950	22,161	3,068	—	27,179
Cost of service revenues	—	4,151	—	—	4,151
Amortization expense	—	—	—	17,370	17,370
Total cost of revenues	1,950	26,312	3,068	17,370	48,700
Other operating expenses	24,785	27,384	9,992	14,005	76,166
Depreciation and amortization expense	—	—	—	3,868	3,868
Total costs and expenses	26,735	53,696	13,060	35,243	128,734

Income before interest, other income (expense) and income taxes	28,432	15,895	7,102	(35,243)	16,186

Net interest expense	—	—	—	(13,981)	(13,981)
Loss on extinguishment of debt	—	—	—	(4,016)	(4,016)
Other income, net	—	—	—	679	679
Income tax expense	—	—	—	(193)	(193)
Segment net income (loss)	$28,432	$15,895	$7,102	$(52,754)	$(1,325)
Expenditures for property, equipment, software and pre-publication costs	$8,070	$8,812	$2,592	$463	$19,937

Note 19 — Interim Financial Information (Unaudited)

The following table presents the Company’s quarterly results of operations for the years ended December 31, 2016 and 2015.

	Three Months Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,	Fiscal Year
Fiscal 2016
Net revenues	$33,674	$39,084	$42,113	$37,487	$152,358
Cost of revenues	7,007	7,732	8,876	6,507	30,122
Other operating expenses	25,083	25,519	27,360	25,663	103,625
Income (loss) before income taxes	(180)	3,875	4,001	3,027	10,723
Income tax (expense) benefit	78	(111)	(173)	(87)	(293)
Net income (loss)	$(102)	$3,764	$3,828	$2,940	$10,430

Basic income per share	$—	$0.08	$0.08	$0.06	$0.23
Diluted income per share	$—	$0.08	$0.08	$0.05	$0.22

Fiscal 2015
Net revenues	$31,471	$37,454	$40,339	$35,656	$144,920
Cost of revenues	6,886	8,277	9,120	7,047	31,330
Other operating expenses	23,506	23,619	25,669	24,610	97,404
Income (loss) before income taxes	(2,380)	2,192	2,179	(3,123)	(1,132)
Income tax (expense) benefit	(118)	(186)	(213)	324	(193)
Net income (loss)	$(2,498)	$2,006	$1,966	$(2,799)	$(1,325)

Basic income (loss) per share	$(0.05)	$0.04	$0.04	$(0.06)	$(0.03)
Diluted income (loss) per share	$(0.05)	$0.04	$0.04	$(0.06)	$(0.03)

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
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.
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
It should be noted that the Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will necessarily prevent all errors or fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework (2013). Through management’s assessment, management did not identify any material weaknesses in the Company’s internal control over financial reporting as of December 31, 2016.
As a result of the assessment discussed above, management of the Company has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.
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

Item 9B. Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the Company’s 2017 Annual Meeting of Stockholders expected to be held May 31, 2017 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a) 1. Financial statements:

The following Consolidated Financial Statements of Cambium Learning Group, Inc. are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2016 and 2015

•	Consolidated Balance Sheets at December 31, 2016 and 2015

•	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2016 and 2015
2. Financial statement schedules
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

*2.1
Agreement and Plan of Mergers, dated as of June 20, 2009, among Cambium Learning Group, Inc., Voyager Learning Company, VSS-Cambium Holdings II Corp., Consonant Acquisition Corp., Vowel Acquisition Corp. and Vowel Representative, LLC. (incorporated by reference to Annex A to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 12, 2009 (File No. 333-161075)).

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

*3.1
Second Amended and Restated Certificate of Incorporation of Cambium Learning Group, Inc. (formerly known as Cambium-Voyager Holdings, Inc.) (incorporated by reference to Annex C to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 12, 2009 (File No. 333-161075)).

*3.2
Amended and Restated Bylaws of Cambium Learning Group, Inc. (incorporated by reference to Annex D to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 12, 2009 (File No. 333-161075)).

*3.3
Third Amended and Restated Certificate of Incorporation of Cambium Learning Group, Inc. (formerly known as Cambium Holdings, Inc.) (incorporated by reference to Exhibit 3.3 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 17, 2015).

*3.4
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

*4.5
Tax Asset Protection Rights Agreement, dated as of September 21, 2016, between Cambium Learning Group, Inc. and Wells Fargo Bank, National Association, as Rights Agent, which includes the Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series A Participating Cumulative Preferred Stock of Cambium Learning Group, Inc. as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 4.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 21, 2016 (File No. 001-34575)).

*10.1
Form of Stockholders Agreement by and among Cambium-Voyager Holdings, Inc., VSS-Cambium Holdings III, LLC and Vowel Representative, LLC (incorporated by reference to Annex L to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 12, 2009 (File No. 333-161075)).

*+10.2
Cambium Learning Group, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.3
Employment agreement dated March 4, 2009, between Voyager Expanded Learning, Inc. and John Campbell (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.4
Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 99.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated May 25, 2010 (File No. 001-34575)).

*10.5
Office Lease Agreement Between Briargrove Place, L.L.C. and Cambium Learning, Inc., dated July 9, 2010 (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated July 9, 2010 (File No. 001-34575)).

*10.6
Purchase Agreement, dated as of February 14, 2011, for $175,000,000 Cambium Learning Group, Inc. 9.75% Senior Secured Notes due 2017 (incorporated by reference to Exhibit 4.4 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011 (File No. 001-34575)).

*10.7
Registration Rights Agreement, dated as of February 17, 2011, by and among Cambium Learning Group, Inc., as the Guarantors and Barclays Capital Inc. and BMO Capital Markets Corp., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.5 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011 (File No. 001-34575)).

*10.8
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

*10.9
Logistics Services Agreement, dated February 22, 2012, between Cambium Learning, Inc. and Ozburn-Hessey Logistics, LLC (incorporated by reference to Exhibit 10.22 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012 (File No. 001-34575)).

*10.10
Amendment No. 1, to Consulting Agreement, dated July 24, 2009, between Cambium Learning Group, Inc. and Veronis Suhler Stevenson (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the SEC on May 9, 2013 (File No. 001-34575)).

*+10.11
Employment agreement, dated March 19, 2013, between Cambium Learning Group, Inc. and John Campbell (incorporated by reference to Exhibit 10.2 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the SEC on May 9, 2013 (File No. 001-34575)).

*+10.12
Employment agreement, dated March 19, 2013, between Cambium Learning Group, Inc. and Barbara Benson (incorporated by reference to Exhibit 10.3 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the SEC on May 9, 2013 (File No. 001-34575)).

*+10.13
Employment agreement, dated March 19, 2013, between Cambium Learning Group, Inc. and Paul Fonte (incorporated by reference to Exhibit 10.4 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the SEC on May 9, 2013 (File No. 001-34575)).

*+10.14
Employment agreement, dated April 30, 2013, between Cambium Learning Group, Inc. and Joe Walsh (incorporated by reference to Exhibit 10.5 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the SEC on May 9, 2013 (File No. 001-34575)).

*10.15
Form of Stock Option Agreement for the Cambium Learning Group, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 8, 2013 (File No. 001-34575)).

*10.16
Asset Purchase Agreement Between Mimio, LLC and LAZEL, Inc. dated December 23, 2013 (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated December 23, 2013 (File No. 001-34575)).

*10.17
Employment Agreement, dated March 27, 2015, between Cambium Learning Group, Inc. and Carolyn Getridge (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated March 27, 2015, filed with the SEC on April 2, 2015).

*10.18
Amendment, effective April 30, 2015, to Logistics Services Agreement, dated February 22, 2012, between Cambium Learning, Inc. and Ozburn-Hessey Logistics, LLC (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated May 11, 2015, filed with the SEC on May 15, 2015).

*10.19
Credit Agreement Dated as of December 10, 2015, among Cambium Learning, Inc., Cambium Learning Group, Inc., Webster Bank, N.A., as Administrative Agent, L/C Issuer and a Lender, and The Other Lenders Party Thereto (incorporated by reference to Exhibit 10.41 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016 (File No. 001-34575)).

*10.20
Management Fee Subordination Agreement, by and between VSS Fund Management LLC and Cambium Learning, Inc., Cambium Learning Group, Inc., Webster Bank, N.A., as Administrative Agent, L/C Issuer and a Lender, and The Other Lenders Party Hereto (incorporated by reference to Exhibit 10.42 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016 (File No. 001-34575)).

*10.21
Security Agreement Dated as of December 10, 2015, among Cambium Learning, Inc., Cambium Learning Group, Inc., the other Grantors party thereto and  Webster Bank, N.A. (incorporated by reference to Exhibit 10.43 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016 (File No. 001-34575)).

*10.22
Guaranty Agreement Dated as of December 10, 2015, among Cambium Learning Group, Inc. and the Subsidiaries of Cambium Learning Inc., as guarantors and Webster Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.44 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016 (File No. 001-34575)).

*10.23
Pledge Agreement Dated as of December 10, 2015, among Cambium Learning Group, Inc. and the Subsidiaries of Cambium Learning Inc., as pledgors and Webster Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.45 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016 (File No. 001-34575)).

*10.24
Amendment No. 2, dated December 16, 2016, to Consulting Agreement, dated July 24, 2009, between Cambium Learning Group, Inc. and VSS Fund Management LLC (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K filed on December 21, 2016 (File No. 001-34575)).

21.1	Subsidiaries of Cambium Learning Group, Inc.

23.1	Consent of Whitley Penn LLP.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.

101.def	XBRL Taxonomy Extension Definition Linkbase Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

Date: March 13, 2017	Cambium Learning Group, Inc.

	By:	/s/ Barbara Benson
Barbara Benson
Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Campbell	Director and Chief Executive Officer (Principal Executive Officer)	March 13, 2017
John Campbell
/s/ Barbara Benson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2017
Barbara Benson
/s/ Joe Walsh	Executive Chairman of the Board of Directors	March 13, 2017
Joe Walsh
/s/ David F. Bainbridge	Director	March 13, 2017
David F. Bainbridge
/s/ Walter G. Bumphus	Director	March 13, 2017
Walter G. Bumphus
/s/ Clifford Chiu	Director	March 13, 2017
Clifford Chiu
/s/ Carolyn Getridge	Director	March 13, 2017
Carolyn Getridge
/s/ Thomas Kalinske	Director	March 13, 2017
Thomas Kalinske
/s/ Harold O. Levy	Director	March 13, 2017
Harold O. Levy
/s/ Jeffrey T. Stevenson	Director	March 13, 2017
Jeffrey T. Stevenson

EXHIBIT INDEX

Exhibit Number	Description

*2.1
Agreement and Plan of Mergers, dated as of June 20, 2009, among Cambium Learning Group, Inc., Voyager Learning Company, VSS-Cambium Holdings II Corp., Consonant Acquisition Corp., Vowel Acquisition Corp. and Vowel Representative, LLC. (incorporated by reference to Annex A to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 12, 2009 (File No. 333-161075)).

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

*3.1
Second Amended and Restated Certificate of Incorporation of Cambium Learning Group, Inc. (formerly known as Cambium-Voyager Holdings, Inc.) (incorporated by reference to Annex C to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 12, 2009 (File No. 333-161075)).

*3.2
Amended and Restated Bylaws of Cambium Learning Group, Inc. (incorporated by reference to Annex D to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 12, 2009 (File No. 333-161075)).

*3.3
Third Amended and Restated Certificate of Incorporation of Cambium Learning Group, Inc. (formerly known as Cambium Holdings, Inc.) (incorporated by reference to Exhibit 3.3 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 17, 2015).

*3.4
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

*4.5
Tax Asset Protection Rights Agreement, dated as of September 21, 2016, between Cambium Learning Group, Inc. and Wells Fargo Bank, National Association, as Rights Agent, which includes the Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series A Participating Cumulative Preferred Stock of Cambium Learning Group, Inc. as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 4.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated September 21, 2016 (File No. 001-34575)).

*10.1
Form of Stockholders Agreement by and among Cambium-Voyager Holdings, Inc., VSS-Cambium Holdings III, LLC and Vowel Representative, LLC (incorporated by reference to Annex L to Amendment No. 3 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on November 12, 2009 (File No. 333-161075)).

*+10.2
Cambium Learning Group, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.3
Employment agreement dated March 4, 2009, between Voyager Expanded Learning, Inc. and John Campbell (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-4 of Cambium Learning Group, Inc. filed with the SEC on August 6, 2009 (File No. 333-161075)).

*+10.4
Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 99.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated May 25, 2010 (File No. 001-34575)).

*10.5
Office Lease Agreement Between Briargrove Place, L.L.C. and Cambium Learning, Inc., dated July 9, 2010 (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated July 9, 2010 (File No. 001-34575)).

*10.6
Purchase Agreement, dated as of February 14, 2011, for $175,000,000 Cambium Learning Group, Inc. 9.75% Senior Secured Notes due 2017 (incorporated by reference to Exhibit 4.4 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011 (File No. 001-34575)).

*10.7
Registration Rights Agreement, dated as of February 17, 2011, by and among Cambium Learning Group, Inc., as the Guarantors and Barclays Capital Inc. and BMO Capital Markets Corp., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.5 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011 (File No. 001-34575)).

*10.8
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

*10.9
Logistics Services Agreement, dated February 22, 2012, between Cambium Learning, Inc. and Ozburn-Hessey Logistics, LLC (incorporated by reference to Exhibit 10.22 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012 (File No. 001-34575)).

*10.10
Amendment No. 1, to Consulting Agreement, dated July 24, 2009, between Cambium Learning Group, Inc. and Veronis Suhler Stevenson (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the SEC on May 9, 2013 (File No. 001-34575)).

*+10.11
Employment agreement, dated March 19, 2013, between Cambium Learning Group, Inc. and John Campbell (incorporated by reference to Exhibit 10.2 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the SEC on May 9, 2013 (File No. 001-34575)).

*+10.12
Employment agreement, dated March 19, 2013, between Cambium Learning Group, Inc. and Barbara Benson (incorporated by reference to Exhibit 10.3 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the SEC on May 9, 2013 (File No. 001-34575)).

*+10.13
Employment agreement, dated March 19, 2013, between Cambium Learning Group, Inc. and Paul Fonte (incorporated by reference to Exhibit 10.4 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the SEC on May 9, 2013 (File No. 001-34575)).

*+10.14
Employment agreement, dated April 30, 2013, between Cambium Learning Group, Inc. and Joe Walsh (incorporated by reference to Exhibit 10.5 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the SEC on May 9, 2013 (File No. 001-34575)).

*10.15
Form of Stock Option Agreement for the Cambium Learning Group, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 8, 2013 (File No. 001-34575)).

*10.16
Asset Purchase Agreement Between Mimio, LLC and LAZEL, Inc. dated December 23, 2013 (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated December 23, 2013 (File No. 001-34575)).

*10.17
Employment Agreement, dated March 27, 2015, between Cambium Learning Group, Inc. and Carolyn Getridge (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated March 27, 2015, filed with the SEC on April 2, 2015).

*10.18
Amendment, effective April 30, 2015, to Logistics Services Agreement, dated February 22, 2012, between Cambium Learning, Inc. and Ozburn-Hessey Logistics, LLC (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated May 11, 2015, filed with the SEC on May 15, 2015).

*10.19
Credit Agreement Dated as of December 10, 2015, among Cambium Learning, Inc., Cambium Learning Group, Inc., Webster Bank, N.A., as Administrative Agent, L/C Issuer and a Lender, and The Other Lenders Party Thereto (incorporated by reference to Exhibit 10.41 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016 (File No. 001-34575)).

*10.20
Management Fee Subordination Agreement, by and between VSS Fund Management LLC and Cambium Learning, Inc., Cambium Learning Group, Inc., Webster Bank, N.A., as Administrative Agent, L/C Issuer and a Lender, and The Other Lenders Party Hereto (incorporated by reference to Exhibit 10.42 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016 (File No. 001-34575)).

*10.21
Security Agreement Dated as of December 10, 2015, among Cambium Learning, Inc., Cambium Learning Group, Inc., the other Grantors party thereto and  Webster Bank, N.A. (incorporated by reference to Exhibit 10.43 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016 (File No. 001-34575)).

*10.22
Guaranty Agreement Dated as of December 10, 2015, among Cambium Learning Group, Inc. and the Subsidiaries of Cambium Learning Inc., as guarantors and Webster Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.44 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016 (File No. 001-34575)).

*10.23
Pledge Agreement Dated as of December 10, 2015, among Cambium Learning Group, Inc. and the Subsidiaries of Cambium Learning Inc., as pledgors and Webster Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.45 to Cambium Learning Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016 (File No. 001-34575)).

*10.24
Amendment No. 2, dated December 16, 2016, to Consulting Agreement, dated July 24, 2009, between Cambium Learning Group, Inc. and VSS Fund Management LLC (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K filed on December 21, 2016 (File No. 001-34575)).

21.1	Subsidiaries of Cambium Learning Group, Inc.

23.1	Consent of Whitley Penn LLP.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.

101.def	XBRL Taxonomy Extension Definition Linkbase Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.