Form 10-Q
period 2017-03-31
CAMBIUM LEARNING GROUP, INC.
filed 2017-05-04
CIK 1466815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☒
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 27, 2017 was 46,210,665.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2017 and March 31, 2016	3

	Condensed Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2017 and March 31, 2016	5

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION	27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 6.	Exhibits	28

SIGNATURE PAGE		29

EXHIBITS		30

Item 1. Financial Statements.
Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net revenues	$35,970	$33,674
Cost of revenues:
Cost of revenues	6,185	7,007
Amortization expense	4,090	3,650
Total cost of revenues	10,275	10,657
Research and development expense	3,098	3,120
Sales and marketing expense	12,910	12,311
General and administrative expense	4,991	5,002
Shipping and handling costs	118	159
Depreciation and amortization expense	681	841
Total costs and expenses	32,073	32,090
Income before interest and income taxes	3,897	1,584
Net interest expense	(1,227)	(1,764)
Income (loss) before income taxes	2,670	(180)
Income tax (expense) benefit	(140)	78
Net income (loss)	$2,530	$(102)
Other comprehensive income:
Amortization of net pension loss	23	37
Comprehensive income (loss)	$2,553	$(65)
Net income (loss) per common share:
Basic	$0.05	$(0.00)
Diluted	$0.05	$(0.00)
Average number of common shares and equivalents outstanding:
Basic	46,203	45,739
Diluted	47,439	45,739

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,608	$4,930
Accounts receivable, net	7,968	13,378
Inventory	2,999	2,864
Restricted assets, current	988	988
Other current assets	9,931	11,235
Total current assets	26,494	33,395
Property, equipment and software at cost	63,683	62,885
Accumulated depreciation and amortization	(40,261)	(39,378)
Property, equipment and software, net	23,422	23,507
Goodwill	47,842	47,842
Acquired curriculum and technology intangibles, net	1,138	1,266
Acquired publishing rights, net	439	585
Other intangible assets, net	2,043	2,150
Pre-publication costs, net	17,621	17,397
Restricted assets, less current portion	2,014	2,278
Other assets	3,298	3,520
Total assets	$124,311	$131,940
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,156	$2,172
Accrued expenses	9,004	11,720
Revolving credit facility	11,000	—
Current portion of long-term debt	7,060	7,350
Deferred revenue, current	66,926	83,318
Total current liabilities	96,146	104,560
Long-term liabilities:
Long-term debt	65,831	67,130
Deferred revenue, less current portion	10,944	11,395
Other liabilities	9,892	10,117
Total long-term liabilities	86,667	88,642
Commitments and contingencies (See Note 12)
Stockholders' equity (deficit):
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at March 31, 2017 and December 31, 2016)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 52,743 and 52,738 shares issued, and 46,211 and 46,206 shares outstanding at March 31, 2017 and December 31, 2016, respectively)	53	53
Capital surplus	287,150	286,943
Accumulated deficit	(331,015)	(333,545)
Treasury stock at cost (6,532 shares at March 31, 2017 and December 31, 2016)	(12,784)	(12,784)
Accumulated other comprehensive loss:
Pension and postretirement plans	(1,906)	(1,929)
Accumulated other comprehensive loss	(1,906)	(1,929)
Total stockholders' equity (deficit)	(58,502)	(61,262)
Total liabilities and stockholders' equity (deficit)	$124,311	$131,940
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income (loss)	$2,530	$(102)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	4,771	4,491
Amortization of note discount and deferred financing costs	206	280
Stock-based compensation and expense	200	208
Other	3	—
Changes in operating assets and liabilities:
Accounts receivable, net	5,410	5,066
Inventory	(135)	258
Other current assets	1,304	598
Other assets	177	77
Restricted assets	264	296
Accounts payable	(16)	173
Accrued expenses	(2,716)	(5,353)
Deferred revenue	(16,843)	(13,786)
Other long-term liabilities	(202)	(539)
Net cash used in operating activities	(5,047)	(8,333)
Investing activities:
Expenditures for property, equipment, software and pre-publication costs	(4,532)	(4,990)
Net cash used in investing activities	(4,532)	(4,990)
Financing activities:
Repayment of debt	(1,750)	(963)
Borrowings under revolving credit facility	11,000	11,000
Payment of revolving credit facility	—	(500)
Proceeds from exercise of stock options	7	41
Net cash provided by financing activities	9,257	9,578
Change in cash and cash equivalents	(322)	(3,745)
Cash and cash equivalents, beginning of period	4,930	8,645
Cash and cash equivalents, end of period	$4,608	$4,900

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation
Presentation
The Condensed Consolidated Financial Statements include the accounts of Cambium Learning® Group, Inc. and its subsidiaries (the “Company”) and are unaudited. The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements. All intercompany transactions have been eliminated.
As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Due to seasonality, the results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 2017.
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
Nature of Operations
The Company is a leading educational solutions and services company that is committed to helping all students reach their full potential. Cambium Learning accomplishes this goal by providing evidence-based solutions and expert professional services to empower educators and raise the achievement levels of all students. The company’s award-winning brands include: Learning A-Z®, Voyager Sopris Learning®, ExploreLearning®, and Kurzweil Education®, which, together, provide breakthrough technology solutions for students and teachers—including best-in-class intervention and supplemental instructional programs; gold-standard professional development; valid and reliable assessments; and products that enable access to learning for all students.
These brands comprise three reportable segments with separate management teams and infrastructures that offer various products and services. See Note 14 – Segment Reporting for further information on the Company’s segment reporting structure.

Note 2 — Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.1 million and $0.2 million at March 31, 2017 and December 31, 2016, respectively. The allowance for doubtful accounts is based on a review of outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment, could reasonably be expected to cause sales returns to differ from historical experience.

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

Stock-Based Compensation and Expense
The following table presents our stock-based compensation expense resulting from stock options that are recorded in our condensed consolidated statements of operations and comprehensive income for the periods presented:

	Three Months Ended March 31,
(in thousands)	2017	2016
Cost of revenues	$13	$15
Research and development expense	35	41
Sales and marketing expense	46	48
General and administrative expense	106	104
Total	$200	$208
2017 Grants
In the first quarter 2017, the Company granted 250,000 options under the Incentive Plan with an exercise price of $5.00. The options vest in equal monthly installments on the last day of the month over a four-year period, with an initial vesting date of March 31, 2017. As of March 31, 2017, the Company had 2,878,021 stock options outstanding.

Note 4 — Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock awards using the treasury stock method. Weighted-average shares from common share equivalents in the amount of 615,631 for the three months ended March 31, 2017, and 2,885,243 for the three months ended March 31, 2016, were excluded from the respective dilutive shares outstanding because their effect was anti-dilutive.
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Numerator:
Net income (loss)	$2,530	$(102)
Denominator:
Basic:
Weighted-average common shares used in computing basic net income (loss) per share	46,203	45,739
Diluted:
Add weighted-average effect of dilutive securities:
Stock options and restricted stock awards	1,236	—
Weighted-average common shares used in computing diluted net income (loss) per share	47,439	45,739
Net income (loss) per common share:
Basic	$0.05	$(0.00)
Diluted	$0.05	$(0.00)

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
At March 31, 2017, financial instruments include $4.6 million of cash and cash equivalents, restricted assets of $3.0 million, collateral investments of $1.1 million, revolving credit facility borrowings of $11.0 million, and Senior Secured Credit Facility term loans, net of discount and deferred financing costs, of $72.9 million. At December 31, 2016, financial instruments include $4.9 million of cash and cash equivalents, restricted assets of $3.3 million, collateral investments of $1.1 million, and Senior Secured Credit Facility term loans, net of discount and deferred financing costs, of $74.5 million. The fair market values of cash equivalents, restricted assets, and collateral investments are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the applicable reporting period. See Note 13 – Long-Term Debt for additional information regarding the Company’s term loans.
At March 31, 2017 and December 31, 2016, the carrying value of the Company’s Senior Secured Credit Facility term loans approximates the fair value, as the borrowings are tied to the London Interbank Offered Rate (“LIBOR”) and are market sensitive.
Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$3,002	$3,002	$—	$—
Collateral Investments:
Money Market	907	907	—	—
Certificates of Deposit	226	226	—	—

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$3,266	$3,266	$—	$—
Collateral Investments:
Money Market	906	906	—	—
Certificates of Deposit	226	226	—	—

(in thousands)	Total Gains (Losses) for the Three Months Ended March 31,
Description	2017	2016
Restricted Assets:
Money Market	$—	$—
Collateral Investments:
Money Market	—	—
Certificates of Deposit	—	—
Assets and liabilities measured at fair value on a non-recurring basis are listed below at their carrying values as of each reporting date:

(in thousands)		Fair Value at Reporting Date Using
Description	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	23,422	—	—	23,422
Pre-publication costs, net	17,621	—	—	17,621
Acquired curriculum and technology intangibles, net	1,138	—	—	1,138
Acquired publishing rights, net	439	—	—	439
Other intangible assets, net	2,043	—	—	2,043

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	23,507	—	—	23,507
Pre-publication costs, net	17,397	—	—	17,397
Acquired curriculum and technology intangibles, net	1,266	—	—	1,266
Acquired publishing rights, net	585	—	—	585
Other intangible assets, net	2,150	—	—	2,150

(in thousands)	Total Gains (Losses) for the Three Months Ended March 31,
Description	2017	2016
Goodwill	$—	$—
Property, equipment and software, net	—	—
Pre-publication costs, net	—	—
Acquired curriculum and technology intangibles, net	—	—
Acquired publishing rights, net	—	—
Other intangible assets, net	—	—

There were no significant remeasurements of these assets during the three months ended March 31, 2017 or 2016.

Note 6 — Other Current Assets
Other current assets at March 31, 2017 and December 31, 2016 consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Deferred costs	$7,245	$8,650
Prepaid expenses	2,287	1,533
Other	399	1,052
Other current assets	$9,931	$11,235

Note 7 — Other Assets
Other assets at March 31, 2017 and December 31, 2016 consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Deferred costs, less current portion	$1,247	$1,405
Collateral investments	1,133	1,132
Deferred financing costs - revolving credit facility	665	711
Other	253	272
Other assets	$3,298	$3,520

Deferred Financing Costs
Deferred financing costs relate to costs incurred with the issuance in December 2015 of the Company's $30.0 million Revolving Credit Facility. See Note 13 – Long-Term Debt for additional information regarding the Company's long-term debt and the related deferred financing costs.
Collateral Investments
The Company maintains certificates of deposit to collateralize its outstanding letters of credit associated with workers’ compensation activity. At March 31, 2017 and December 31, 2016, the Company had $0.2 million in certificates of deposit serving as collateral for its outstanding letters of credit.
Additionally, the Company maintains a money market fund investment to serve as collateral for a travel card program. The balance of the money market fund investment was $0.9 million at March 31, 2017 and December 31, 2016.

Note 8 — Accrued Expenses
Accrued expenses at March 31, 2017 and December 31, 2016 consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Salaries, bonuses and benefits	$5,123	$7,820
Pension and post-retirement benefit plans	967	967
Accrued royalties	568	1,006
Other	2,346	1,927
Accrued expenses	$9,004	$11,720

Note 9 — Other Liabilities
Other liabilities at March 31, 2017 and December 31, 2016 consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Pension and post-retirement benefit plans, long-term portion	$8,481	$8,642
Deferred rent	637	688
Long-term income tax payable	460	454
Long-term deferred compensation	314	333
Other liabilities	$9,892	$10,117

Note 10 — Pension Plan
The net pension costs of the Company’s defined benefit pension plan were comprised primarily of interest costs and totaled $0.1 million for the three months ended March 31, 2017 and 2016.  The net pension costs included the amortization of accumulated net loss of $23 thousand and $37 thousand for the three months ended March 31, 2017 and 2016, respectively.

Note 11 — Uncertain Tax Positions and Income Taxes
The Company recognizes the financial statement impact of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in its financial statements. For each position, the difference between the benefit realized on the Company’s tax return and the benefit reflected in its financial statements is recorded to Other Liabilities in the Condensed Consolidated Balance Sheets as an unrecognized tax benefit (“UTB”). The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities. The balance of UTBs was $5.9 million at March 31, 2017 and December 31, 2016.
Included in the balance of unrecognized tax benefits at March 31, 2017 are approximately $0.5 million of tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining uncertain tax positions would not affect the effective tax rate, but would instead increase or would have increased available tax attributes. However, the recognition of the tax attribute would be offset by an increase in the deferred tax asset valuation allowance resulting in no net impact to the effective tax rate.
The Company recognizes interest accrued related to its UTBs and penalties as income tax expense. Related to the UTBs noted above, the Company recognized no penalties and immaterial interest during the three months ended March 31, 2017. At March 31, 2017, the Company has liabilities of $0.1 million for penalties (gross) and $0.1 million for interest (gross).
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
Purchase Commitments
From time to time, the Company may enter into firm purchase commitments for printed materials included in inventory which the Company expects to use in the ordinary course of business. These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. These open purchase commitments totaled $0.3 million as of March 31, 2017.
Letters of Credit
The Company has letters of credit outstanding at March 31, 2017 in the amount of $0.4 million to support credit collections and workers’ compensation activity. The Company maintains certificates of deposit of $0.2 million as collateral for the letters of credit. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificates of deposit and money market fund investment are included in Collateral Investments in Note 7 – Other Assets.

Note 13 — Long-Term Debt
Long-term debt at March 31, 2017 and December 31, 2016 consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Senior secured credit facility term loans maturing December 10, 2020	$74,400	$76,150
Less: Unamortized discount	(834)	(923)
Less: Unamortized deferred financing costs	(675)	(747)
Total debt	72,891	74,480
Less: current portion of long-term debt	7,060	7,350
Long-term debt	$65,831	$67,130
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
Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or the LIBOR rate (subject to a 1.0% floor), at the Borrower’s option, plus an applicable margin.  The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans.  The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation.  The applicable margin for the Term Loan B is 4.25% for Base Rate loans and 5.25% for LIBOR loans.  As of March 31, 2017, the lowest tier of the applicable margins were in effect, and the weighted average interest rate for the Term Loan A and Revolving Credit Facility was 4.75%, and the weighted average interest rate for the Term Loan B was 6.25%. Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%.  Interest is payable quarterly in arrears, or earlier for loans with shorter interest periods.
The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on fundamental changes to the Loan Parties, a maximum consolidated net leverage ratio, and minimum fixed charge coverage ratio. Upon an event of default, and after any applicable cure period, the Administrative Agent can accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants.  At March 31, 2017, the Company was in compliance with all covenants related to the Credit Facility.
The principal balances of the Senior Secured Credit Facility were issued at a discount, representing fees paid to lenders, which are amortized over the life of the debt using the effective interest rate method.  Unamortized discount at March 31, 2017 and December 31, 2016 was $0.8 million and $0.9 million, respectively.
The Company incurred debt issuance costs associated with the Senior Secured Credit Facility, which were deferred and are amortized over the term of the related debt using the effective interest method.  Unamortized deferred financing costs related to both Term Loan A and Term Loan B totaled $0.7 million at March 31, 2017 and December 31, 2016, and are presented as a reduction to Long-term Debt in the Condensed Consolidated Balance Sheets.  Unamortized deferred financing costs related to the Revolving Credit Facility totaled $0.7 million at March 31, 2017 and December 31, 2016, and are classified as Other Assets in the Condensed Consolidated Balance Sheets.
At March 31, 2017, the Company had outstanding principal balances of $64.8 million under Term Loan A, $9.7 million under Term Loan B, and $11.0 million under the Revolving Credit Facility, and had $18.8 million borrowing availability under the Revolving Credit Facility.
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
Voyager Sopris Learning solutions include LANGUAGE! Live, Language Essentials for Teachers of Reading and Spelling (LETRS®), Step Up to Writing®, Transmath®, and Velocity™, among other instructional resources.
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

ExploreLearning Segment
ExploreLearning makes online solutions that help students succeed in math and science. ExploreLearning combines research-proven instructional methods with innovative technology to create new pathways for learning. Founded in 1999, ExploreLearning solutions are now used in every U.S. state and over 50 countries worldwide. ExploreLearning offers two products that supplement core instruction in the classroom: Gizmos® for grades 3-12 and Reflex® for grades 2-8. Gizmos is a library of over 400 inquiry-based math and science simulations that help students make connections and draw conclusions through interaction, visualization and “what-if” exploration. Reflex is a highly-effective, game-based math fact fluency system that helps students of all ability levels succeed by continually adapting to students’ instructional needs and providing motivational rewards for their effort.
Other
Other consists of unallocated shared services, such as accounting, legal, human resources and corporate related items, as well as depreciation and amortization expense, interest income and expense, and income taxes.  The Company does not allocate any of these costs to its segments, and the chief operating decision maker evaluates performance of operating segments excluding these items.
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

	Three Months Ended March 31, 2017
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net revenues	$18,185	$11,007	$6,778	$—	$35,970
Cost of revenues	871	4,443	871	—	6,185
Amortization expense	—	—	—	4,090	4,090
Total cost of revenues	871	4,443	871	4,090	10,275
Other operating expenses	8,446	5,929	3,231	3,511	21,117
Depreciation and amortization expense	—	—	—	681	681
Total costs and expenses	9,317	10,372	4,102	8,282	32,073
Income before interest and income taxes	8,868	635	2,676	(8,282)	3,897
Net interest expense	—	—	—	(1,227)	(1,227)
Income tax expense	—	—	—	(140)	(140)
Segment net income	$8,868	$635	$2,676	$(9,649)	$2,530
Expenditures for property, equipment, software and pre-publication costs	$2,102	$1,563	$850	$17	$4,532

	Three Months Ended March 31, 2016
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Other	Consolidated
Net revenues	$15,728	$12,336	$5,610	$—	$33,674
Cost of revenues	635	5,359	1,013	—	7,007
Amortization expense	—	—	—	3,650	3,650
Total cost of revenues	635	5,359	1,013	3,650	10,657
Other operating expenses	7,168	7,026	2,772	3,626	20,592
Depreciation and amortization expense	—	—	—	841	841
Total costs and expenses	7,803	12,385	3,785	8,117	32,090
Income (loss) before interest and income taxes	7,925	(49)	1,825	(8,117)	1,584
Net interest expense	—	—	—	(1,764)	(1,764)
Income tax expense	—	—	—	78	78
Segment net income (loss)	$7,925	$(49)	$1,825	$(9,803)	$(102)
Expenditures for property, equipment, software and pre-publication costs	$2,095	$2,159	$610	$126	$4,990

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section should be read in conjunction with the audited Consolidated Financial Statements of Cambium Learning Group, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements can, in some cases, be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “projects,” “forecasts,” “plans,” “anticipates,” “targets,” “outlooks,” “initiatives,” “visions,” “objectives,” “strategies,” “opportunities,” “drivers,” “intends,” “scheduled to,” “seeks,” “may,” “will,” or “should,” or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy, plans, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements, as it is impossible for us to anticipate all factors that could affect our actual results. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in Part II, Item 1A and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016, and those described from time to time in our future reports filed with the SEC. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the results of any revisions to the forward-looking statements made in this report.
Overview
Cambium Learning® Group, Inc., a Delaware corporation, is a leading educational solutions and services company that is committed to helping all students reach their full potential. Cambium Learning accomplishes this goal by providing evidence-based solutions and expert professional services to empower educators and raise the achievement levels of all students. The company’s award-winning brands include: Learning A-Z® (www.learninga-z.com), ExploreLearning® (www.explorelearning.com), Kurzweil Education® (www.kurzweiledu.com), and Voyager Sopris Learning® (www.voyagersopris.com), which, together, provide breakthrough technology solutions for students and teachers—including best-in-class intervention and supplemental instructional programs; gold-standard professional development; valid and reliable assessments; and products that enable access to learning for all students.
During 2017, our products have continued to receive awards and accolades from industry publications.
2017 REVERE Award presented by the PreK-12 Learning Group of the Association of American Publishers
In March 2017, ExploreLearning received a 2017 REVERE Award for the Gizmos® product in the “best supplemental resource for science” category. Gizmos is a library of interactive online simulations for math and science education in grades 3-12. The REVERE Awards are presented by the PreK-12 Learning Group of the Association of American Publishers to identify and honor excellence in educational materials.
The 23rd Annual Best Educational Software Awards (“BESSIE”) presented by The ComputED Gazette
In April 2017, Learning A-Z, ExploreLearning, and Kurzweil Education each received BESSIE Awards. The BESSIE Awards target innovative and content-rich programs and websites that provide parents and teachers with technology to foster educational excellence and are awarded to titles submitted by publishers worldwide. We won BESSIE Awards in the following categories:

Early Learning, Reading Website: Headsprout® by Learning A-Z
Early Elementary, Writing Website: Writing A-Z™ by Learning A-Z
Early Elementary, Science Website: Science A-Z® by Learning A-Z
Early Elementary, Critical Thinking Skills Website: Raz-Plus™ by Learning A-Z
Upper Elementary, Science Website: Science A-Z by Learning A-Z
Upper Elementary, Test Skills Website: ReadyTest A-Z™ by Learning A-Z
Upper Elementary, Critical Thinking Skills Website: Raz-Plus by Learning A-Z
Upper Elementary, Writing Website: Writing A-Z by Learning A-Z
Multilevel, Critical Thinking Skills Website: Raz-Plus by Learning A-Z
Multilevel, Elementary Science Website: Science A-Z by Learning A-Z
Teacher Tools, Reading Resource Website: Reading A-Z® by Learning A-Z
Early Elementary, Math Fluency Website: Reflex® by ExploreLearning
Multilevel, Math and Science Online Simulations: Gizmos by ExploreLearning
Upper Elementary, Literacy Website: Kurzweil 3000® by Kurzweil Education
Segment Information
We have three reportable segments with separate management teams and infrastructures that offer various products and services: Learning A-Z, Voyager Sopris Learning, and ExploreLearning. Segment results of operations also include Other, which consists of unallocated shared services, such as accounting, legal, human resources and corporate related items, as well as depreciation and amortization expense, interest income and expense, and income taxes. We do not allocate any of these costs to our segments, and our chief operating decision maker evaluates performance of operating segments excluding these items.
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
Voyager Sopris Learning solutions include LANGUAGE! Live, Language Essentials for Teachers of Reading and Spelling (LETRS®), Step Up to Writing®, Transmath®, and Velocity™, among other instructional resources.
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
ExploreLearning Segment
ExploreLearning makes online solutions that help students succeed in math and science. ExploreLearning combines research-proven instructional methods with innovative technology to create new pathways for learning. Founded in 1999, ExploreLearning solutions are now used in every U.S. state and over 50 countries worldwide. ExploreLearning offers two products that supplement core instruction in the classroom: Gizmos® for grades 3-12 and Reflex® for grades 2-8. Gizmos is a library of over 400 inquiry-based math and science simulations that help students make connections and draw conclusions through interaction, visualization and “what-if” exploration. Reflex is a highly-effective, game-based math fact fluency system that helps students of all ability levels succeed by continually adapting to students’ instructional needs and providing motivational rewards for their effort.

Results of Operations
Bookings
During the three months ended March 31, 2017, consolidated Bookings decreased $2.2 million to $19.1 million, compared to $21.3 million during the three months ended March 31, 2016. Bookings by segment for the three months ended March 31, 2017 and the percentage change from the same period of 2016 were as follows:

•
Learning A-Z: $9.9 million, increased 21.2% in the first three months of the year compared to the prior year period, continuing its strong historical performance with strong subscription renewal rates and expanding new business.

•
Voyager Sopris Learning: $6.3 million, decreased 40.0% in the first three months of the year compared to the prior year period. Bookings for the segment’s print and transactional solutions declined 48.1% which was partially offset by technology-enabled solutions growth of 10.4%. We believe that year-over-year Bookings performance will improve in the more seasonally significant quarters.

•
ExploreLearning: $2.9 million, increased 10.7% in the first three months of the year compared to the prior year period. This segment has seen strong momentum both in Reflex and in the Gizmos simulations which were upgraded to HTML5 in early 2016.

We continue to execute our strategy to shift resources to subscription and technology-enabled products, which generally have higher margins than print and transactional products. For the three months ended March 31, 2017, technology-enabled products represented approximately 75% of Bookings versus 57% for the same period of 2016. For purposes of this metric, technology-enabled products are defined as those products that are sold primarily as a technology-based solution or that could be used solely via a digital platform. For the Voyager Sopris Learning segment, several products classified as technology-enabled include supplemental print materials.
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	Three Months Ended				Year-Over-Year Change
	March 31, 2017		March 31, 2016		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Learning A-Z	$18,185	50.6%	$15,728	46.7%	$2,457	15.6%
Voyager Sopris Learning	11,007	30.6%	12,336	36.6%	(1,329)	(10.8)%
ExploreLearning	6,778	18.8%	5,610	16.7%	1,168	20.8%
Total net revenues	35,970	100.0%	33,674	100.0%	2,296	6.8%
Cost of revenues:
Learning A-Z	871	2.4%	635	1.9%	(236)	(37.2)%
Voyager Sopris Learning	4,443	12.4%	5,359	15.9%	916	17.1%
ExploreLearning	871	2.4%	1,013	3.0%	142	14.0%
Amortization expense	4,090	11.4%	3,650	10.8%	(440)	(12.1)%
Total cost of revenues	10,275	28.6%	10,657	31.6%	382	3.6%
Research and development expense	3,098	8.6%	3,120	9.3%	22	0.7%
Sales and marketing expense	12,910	35.9%	12,311	36.6%	(599)	(4.9)%
General and administrative expense	4,991	13.9%	5,002	14.9%	11	0.2%
Shipping and handling costs	118	0.3%	159	0.5%	41	25.8%
Depreciation and amortization expense	681	1.9%	841	2.5%	160	19.0%
Income before interest and income taxes	3,897	10.8%	1,584	4.7%	2,313	146.0%
Net interest expense	(1,227)	(3.4)%	(1,764)	(5.2)%	537	30.4%
Income tax (expense) benefit	(140)	(0.4)%	78	0.2%	(218)	(279.5)%
Net income (loss)	$2,530	7.0%	$(102)	(0.3)%	$2,632	2,580.4%
Net revenues
Net revenues increased during the three months ended March 31, 2017 by 6.8% to $36.0 million, compared to $33.7 million during the same period of 2016. Increased net revenues in Learning A-Z and ExploreLearning offset lower net revenues in Voyager Sopris Learning. Net revenues by segment were as follows:

•
Learning A-Z’s net revenues were $18.2 million, increasing $2.5 million, or 15.6%, in the quarter ended March 31, 2017 compared to the same period of 2016. The year-over-year growth in net revenues is the result of Learning A-Z’s ongoing strong Bookings trend, with strong subscription renewal rates and expanding new business. The Bookings growth of 21.2% outpaced revenue growth, since the strong first quarter 2017 Bookings are recognized pro rata over the applicable subscription periods.

•
Voyager Sopris Learning’s net revenues were $11.0 million, decreasing $1.3 million, or 10.8%, during the quarter ended March 31, 2017 compared to the same period of 2016. The year-over-year decline in revenues is the result of Voyager Sopris Learning’s Bookings decline. The decline was less than the Bookings decline of 40.0% due to the recognition of prior period Bookings for technology deliverables, which are recognized pro rata over the applicable subscription periods. We believe that year-over-year Bookings and revenue performance will improve in the more seasonally significant quarters.

•
ExploreLearning’s net revenues were $6.8 million, increasing $1.2 million, or 20.8%, during the quarter ended March 31, 2017 compared to the same period of 2016. This segment has seen strong momentum both in Reflex and in the Gizmos simulations which were upgraded to HTML5 in early 2016. The increase in net revenues is a higher percentage than the increase in Bookings due to the recognition of prior period Bookings, which are recognized pro rata over the applicable subscription periods.

Cost of revenues
Cost of revenues primarily include print and royalty costs, and expenses to purchase, handle and warehouse product, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $0.8 million, or 11.7%, to $6.2 million in the first quarter of 2017 compared to $7.0 million in the same period of 2016. Cost of revenues benefited year-over-year from the increasing contribution from higher-margin technology-enabled solutions. The Learning A-Z and ExploreLearning segments, which are delivered on-line and have no royalty costs, comprised 69.4% of net revenues in the first quarter of 2017 compared to 63.4% of net revenues in the first quarter of 2016. Cost of revenues by segment were as follows:

•
Learning A-Z’s cost of revenues increased slightly by $0.2 million, to $0.9 million commensurate with higher net revenues, in the quarter ended March 31, 2017 compared to $0.6 million in the same period of 2016.

•
Voyager Sopris Learning’s cost of revenues decreased $0.9 million, or 17.1%, to $4.4 million in the quarter ended March 31, 2017 compared to $5.4 million in the same period of 2016. The decrease in cost of revenues was due to the year-over-year decline in revenue, coupled with savings from careful expense management and the cost right-sizing activities completed in 2016.

•	ExploreLearning’s cost of revenues decreased $0.1 million, to $0.9 million in the quarter ended March 31, 2017 compared to $1.0 million in the first quarter of 2016.
Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology product development. Amortization expense was $4.1 million in the first quarter of 2017, an increase of $0.4 million compared to the same period of 2016. The change was due to an increase in amortization of developed pre-publication and technology product development of $0.8 million, partially offset by a decrease in amortization of acquired publishing rights and curriculum of $0.3 million.
Research and development expense
Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization. Research and development expense was $3.1 million, flat compared to the same period of 2016.
Sales and marketing expense
Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the first quarter of 2017 increased $0.6 million to $12.9 million compared to $12.3 million for the first quarter of 2016. The increase is due to planned investments to support growth initiatives at Learning A-Z and ExploreLearning.
General and administrative expense
General and administrative expenses in the first quarter of 2017 were $5.0 million, consistent with the first quarter of 2016.
Depreciation and amortization expense
Depreciation and amortization expense decreased $0.2 million, or 19.0%, to $0.7 million for the three months ended March 31, 2017, due to a decrease in amortization of acquired trade names and customer lists.
Shipping and handling costs
Shipping and handling costs for the quarter ended March 31, 2017 decreased slightly to $0.1 million. Shipping and handling costs were 0.3% of net revenues for the three months ended March 31, 2017, down slightly from the 0.5% of net revenues for the same period of 2016 due to the higher mix of technology solutions.
Net interest expense
Net interest expense decreased by $0.5 million, or 30.4%, to $1.2 million in the first quarter of 2017 compared to the same period in 2016 as a result of the scheduled debt amortization payments and voluntary prepayments made during 2016.
Income tax expense
We recorded an income tax expense of $0.1 million for the first quarter of 2017. We continue to maintain a valuation allowance against our deferred tax assets, which eliminates any non-current tax benefit generated.

Liquidity and Capital Resources
Our primary sources of liquidity are cash balances, cash flow from operations, and the Revolving Credit Facility that we entered into in December 2015, as described below. Sales seasonality attributable to the buying cycle of school districts, which generally starts at the beginning of each new school year in the fall, affects our operating cash flow. As a result of this inherent seasonality, we normally incur a net cash deficit from all of our activities in the first and second quarters of the year and we normally generate cash in the third and fourth quarters of the year. We expect borrowings under the Revolving Credit Facility to vary according to this seasonality, and accounts receivable balances are normally at their highest at the end of the third quarter. At March 31, 2017, our cash balances were $4.6 million, our net accounts receivable were $8.0 million, our borrowings under the Revolving Credit Facility were $11.0 million, and we had $18.8 million of availability under the Revolving Credit Facility.
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
Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or LIBOR (subject to a 1.0% floor), at our option, plus an applicable margin. The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans. The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation. The applicable margin for the Term Loan B is 4.25% for Base Rate loans and 5.25% for LIBOR loans. As of March 31, 2017, we qualified for the lowest applicable margin, and the weighted average interest rate for the Term Loan A and Revolving Credit Facility was 4.75%, and the weighted average interest rate for the Term Loan B was 6.25%. Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%. Interest is payable quarterly in arrears, or earlier for loans with shorter interest periods.
The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, and limitations on fundamental changes. A maximum consolidated net leverage ratio and minimum fixed charge coverage ratio were effective beginning in the first quarter of 2016. Upon an event of default, and after any applicable cure period, the Administrative Agent could elect to accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants. At March 31, 2017, the Company was in compliance with all covenants related to the Senior Secured Credit Facility.
Summary of Cash flows
Cash provided by (used in) our operating, investing and financing activities is summarized below:

	Three Months Ended March 31,
(in thousands)	2017	2016
Operating activities	$(5,047)	$(8,333)
Investing activities	(4,532)	(4,990)
Financing activities	9,257	9,578
Operating activities. Cash used in operating activities was $5.0 million and $8.3 million for the three months ended March 31, 2017 and 2016, respectively. Improvements in cash usage in the first quarter of 2017 include incentive compensation payments that were $1.3 million lower than prior year first quarter, the return of $0.7 million of cash from a certificate of deposit collateralizing a letter of credit in first quarter 2017, and cash interest payments that were $0.6 million lower than prior year first quarter.
Investing activities. Cash used in investing activities was related to capital expenditures, and was $4.5 million for the three months ended March 31, 2017 compared to $5.0 million during the same period of 2016, declining by $0.5 million.

Financing activities. Cash provided by financing activities was $9.3 million for the three months ended March 31, 2017 compared to $9.6 million for the three months ended March 31, 2016. Cash inflows in the three months ended March 31, 2017 included borrowings under the Revolving Credit Facility of $11.0 million. Cash outflows for the three months ended March 31, 2017 included scheduled principal payments on the Senior Secured Credit Facility of $1.8 million. Cash inflows for the three months ended March 31, 2016 included net borrowings under the Revolving Credit Facility of $10.5 million. Financing outflows for the three months ended March 31, 2016 included scheduled principal payments of the Senior Secured Credit Facility of $1.0 million.
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
Reconciliations of Operational and Non-GAAP Measures
Bookings is an internal, operational metric that measures the total dollar value of customer orders in a period, regardless of the timing of the related revenue recognition. We consider Bookings a leading indicator of revenues. Below are reconciliations of Bookings to Net Revenues and of Net Income (Loss) to EBITDA, Adjusted EBITDA, and Cash Income for the three months ended March 31, 2017 and 2016:
Reconciliation of Bookings to Net Revenues

	Three Months Ended March 31,
(in thousands)	2017	2016
Bookings	$19,112	$21,318
Change in deferred revenues	16,843	13,786
Other (a)	15	(1,430)
Net revenues	$35,970	$33,674

 Reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA and Cash Income

	Three Months Ended March 31,
(in thousands)	2017	2016
Net income (loss)	$2,530	$(102)
Reconciling items between net income (loss) and EBITDA:
Depreciation and amortization expense	4,771	4,491
Net interest expense	1,227	1,764
Income tax expense (benefit)	140	(78)
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	8,668	6,075
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Merger, acquisition and disposition activities(b)	127	154
Stock-based compensation and expense(c)	200	208
Adjusted EBITDA	8,995	6,437
Change in deferred revenues	(16,843)	(13,786)
Change in deferred costs	1,563	1,538
Capital expenditures	(4,532)	(4,990)
Cash income	$(10,817)	$(10,801)

Reconciliation of Bookings to Net Revenues by Segment – 2017

	Three Months Ended March 31, 2017
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$9,899	$6,337	$2,876	$19,112
Change in deferred revenues	8,285	4,577	3,981	16,843
Other (a)	1	93	(79)	15
Net revenues	$18,185	$11,007	$6,778	$35,970

Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Cash Income by Segment – 2017

	Three Months Ended March 31, 2017
(in thousands)	Learning A-Z	Voyager Sopris Learning	Explore Learning	Other	Consolidated
Net income	$8,868	$635	$2,676	$(9,649)	$2,530
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	4,771	4,771
Net interest expense	—	—	—	1,227	1,227
Income tax expense	—	—	—	140	140
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	8,868	635	2,676	(3,511)	8,668
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Merger, acquisition and disposition activities(b)	—	—	—	127	127
Stock-based compensation and expense(c)	47	70	24	59	200
Adjusted EBITDA	8,915	705	2,700	(3,325)	8,995
Change in deferred revenues	(8,285)	(4,577)	(3,981)	—	(16,843)
Change in deferred costs	615	559	389	—	1,563
Capital expenditures - product development	(1,929)	(1,493)	(760)	—	(4,182)
Capital expenditures - general expenditures	(173)	(70)	(90)	(17)	(350)
Cash income	$(857)	$(4,876)	$(1,742)	$(3,342)	$(10,817)

Reconciliation of Bookings to Net Revenues by Segment – 2016

	Three Months Ended March 31, 2016
(in thousands)	Learning A-Z	Voyager Sopris Learning	ExploreLearning	Consolidated
Bookings	$8,166	$10,553	$2,599	$21,318
Change in deferred revenues	7,650	3,133	3,003	13,786
Other (a)	(88)	(1,350)	8	(1,430)
Net revenues	$15,728	$12,336	$5,610	$33,674

Reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA and Cash Income by Segment – 2016

	Three Months Ended March 31, 2016
(in thousands)	Learning A-Z	Voyager Sopris Learning	Explore Learning	Other	Consolidated
Net income (loss)	$7,925	$(49)	$1,825	$(9,803)	$(102)
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	4,491	4,491
Net interest expense	—	—	—	1,764	1,764
Income tax benefit	—	—	—	(78)	(78)
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	7,925	(49)	1,825	(3,626)	6,075
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Merger, acquisition and disposition activities(b)	—	—	—	154	154
Stock-based compensation and expense(c)	53	67	28	60	208
Adjusted EBITDA	7,978	18	1,853	(3,412)	6,437
Change in deferred revenues	(7,650)	(3,133)	(3,003)	—	(13,786)
Change in deferred costs	853	419	266	—	1,538
Capital expenditures - product development	(1,858)	(2,012)	(543)	—	(4,413)
Capital expenditures - general expenditures	(237)	(147)	(67)	(126)	(577)
Cash income	$(914)	$(4,855)	$(1,494)	$(3,538)	$(10,801)
Footnotes

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
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements as of March 31, 2017 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenues, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
This item is not required for a smaller reporting company.

Critical Accounting Policies
In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our condensed consolidated financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. We included in our Form 10-K for the year ended December 31, 2016 a discussion of our critical accounting policies that are particularly important to the portrayal of our financial condition and results of operations and that require the use of our management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
We have made no material changes to any of the critical accounting policies discussed in our 2016 Form 10-K through March 31, 2017.
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
In March 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance simplifies the accounting for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill as the second step of the goodwill impairment evaluation. Companies are instead required to recognize goodwill impairment based on the excess of the reporting unit's carrying value compared to its fair value. This ASU is effective in 2020 for calendar year entities, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.
Recently Adopted Financial Accounting Standards
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 requires an entity to measure inventory within the scope of the update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU is effective for interim periods and fiscal years beginning after December 15, 2016. The Company adopted ASU 2015-11 in the first quarter of 2017 with no material impact to the financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The guidance simplifies certain aspects of accounting for stock-based accounting. ASU 2016-09 is effective for interim periods and fiscal years beginning after December 15, 2016. The Company prospectively adopted ASU 2016-09 in the first quarter of 2017 and has elected to account for forfeitures as they occur. There was no material impact to the Company’s consolidated financial position, results of operations, equity, or cash flows.

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
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as such factors could materially affect the Company’s business, financial condition, or future results. In the three months ended March 31, 2017, there were no material changes to the risk factors disclosed in the Company’s 2016 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

CAMBIUM LEARNING GROUP, INC.

Date: May 3, 2017	/s/ Barbara Benson
Barbara Benson,
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.

101.def	XBRL Taxonomy Extension Definition Linkbase Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.