Form 10-Q
period 2017-06-30
CAMBIUM LEARNING GROUP, INC.
filed 2017-08-10
CIK 1466815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 2, 2017 was 46,370,200.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2017 and June 30, 2016	3

	Condensed Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2017 and June 30, 2016	5

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION	29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 5.	Other Information	30

Item 6.	Exhibits	31

SIGNATURE PAGE		32

EXHIBITS		33

Item 1. Financial Statements.
Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$40,362	$39,084	$76,332	$72,758
Cost of revenues:
Cost of revenues	7,215	7,732	13,400	14,739
Amortization expense	4,328	4,475	8,418	8,125
Total cost of revenues	11,543	12,207	21,818	22,864
Research and development expense	3,294	3,019	6,392	6,139
Sales and marketing expense	12,190	11,846	25,100	24,157
General and administrative expense	5,009	5,102	10,000	10,104
Shipping and handling costs	195	221	313	380
Depreciation and amortization expense	669	856	1,350	1,697
Total costs and expenses	32,900	33,251	64,973	65,341
Income before interest and income taxes	7,462	5,833	11,359	7,417
Net interest expense	(1,336)	(1,958)	(2,563)	(3,722)
Income before income taxes	6,126	3,875	8,796	3,695
Income tax expense	(334)	(111)	(474)	(33)
Net income	$5,792	$3,764	$8,322	$3,662
Other comprehensive income:
Amortization of net pension loss	23	37	46	74
Comprehensive income	$5,815	$3,801	$8,368	$3,736
Net income per common share:
Basic	$0.13	$0.08	$0.18	$0.08
Diluted	$0.12	$0.08	$0.18	$0.08
Average number of common shares and equivalents outstanding:
Basic	46,283	45,764	46,243	45,752
Diluted	47,476	47,116	47,460	47,082

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,646	$4,930
Accounts receivable, net	12,384	13,378
Inventory	2,835	2,864
Restricted assets, current	978	988
Other current assets	8,695	11,235
Total current assets	29,538	33,395
Property, equipment and software at cost	65,002	62,885
Accumulated depreciation and amortization	(42,109)	(39,378)
Property, equipment and software, net	22,893	23,507
Goodwill	47,842	47,842
Acquired curriculum and technology intangibles, net	1,010	1,266
Acquired publishing rights, net	293	585
Other intangible assets, net	1,936	2,150
Pre-publication costs, net	17,808	17,397
Restricted assets, less current portion	1,748	2,278
Other assets	3,440	3,520
Total assets	$126,508	$131,940
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,452	$2,172
Accrued expenses	11,946	11,720
Revolving credit facility	16,000	—
Current portion of long-term debt	7,084	7,350
Deferred revenue, current	55,715	83,318
Total current liabilities	93,197	104,560
Long-term liabilities:
Long-term debt	64,214	67,130
Deferred revenue, less current portion	11,579	11,395
Other liabilities	9,666	10,117
Total long-term liabilities	85,459	88,642
Commitments and contingencies (See Note 12)
Stockholders' equity (deficit):
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at June 30, 2017 and December 31, 2016)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 52,902 and 52,738 shares issued, and 46,370 and 46,206 shares outstanding at June 30, 2017 and December 31, 2016, respectively)	53	53
Capital surplus	287,689	286,943
Accumulated deficit	(325,223)	(333,545)
Treasury stock at cost (6,532 shares at June 30, 2017 and December 31, 2016)	(12,784)	(12,784)
Accumulated other comprehensive loss:
Pension and postretirement plans	(1,883)	(1,929)
Accumulated other comprehensive loss	(1,883)	(1,929)
Total stockholders' equity (deficit)	(52,148)	(61,262)
Total liabilities and stockholders' equity (deficit)	$126,508	$131,940
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$8,322	$3,662
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	9,768	9,822
Amortization of note discount and deferred financing costs	408	557
Stock-based compensation and expense	424	447
Other	13	2
Changes in operating assets and liabilities:
Accounts receivable, net	994	1,825
Inventory	29	837
Other current assets	2,540	1,397
Other assets	(10)	56
Restricted assets	540	571
Accounts payable	280	1,899
Accrued expenses	226	(2,017)
Deferred revenue	(27,419)	(19,943)
Other long-term liabilities	(405)	(788)
Net cash used in operating activities	(4,290)	(1,673)
Investing activities:
Expenditures for property, equipment, software and pre-publication costs	(8,816)	(10,766)
Net cash used in investing activities	(8,816)	(10,766)
Financing activities:
Repayment of debt	(3,500)	(1,925)
Borrowings under revolving credit facility	16,000	15,000
Payment of revolving credit facility	—	(4,500)
Proceeds from exercise of stock options	322	87
Net cash provided by financing activities	12,822	8,662
Change in cash and cash equivalents	(284)	(3,777)
Cash and cash equivalents, beginning of period	4,930	8,645
Cash and cash equivalents, end of period	$4,646	$4,868

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
As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Due to seasonality, the results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 2017.
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
Nature of Operations
The Company is a leading educational solutions and services company that is committed to helping all students reach their full potential. Cambium Learning accomplishes this goal by providing evidence-based solutions and expert professional services to empower educators and raise the achievement levels of all students. The Company’s award-winning brands include: Learning A-Z®, ExploreLearning®, Voyager Sopris Learning®, and Kurzweil Education®, which provide breakthrough technology solutions for students and teachers—including best-in-class intervention and supplemental instructional programs; gold-standard professional development; valid and reliable assessments; and products that enable access to learning for all students.
These brands comprise three reportable segments with separate management teams and infrastructures that offer various products and services. See Note 14 – Segment Reporting for further information on the Company’s segment reporting structure.

Note 2 — Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.1 million and $0.2 million at June 30, 2017 and December 31, 2016, respectively. The allowance for doubtful accounts is based on a review of outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment, could reasonably be expected to cause sales returns to differ from historical experience.

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

Stock-Based Compensation and Expense
The following table presents stock-based compensation expense resulting from stock options that are recorded in the condensed consolidated statements of operations and comprehensive income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Cost of revenues	$14	$14	$27	$29
Research and development expense	40	45	75	86
Sales and marketing expense	51	52	97	100
General and administrative expense	119	128	225	232
Total	$224	$239	$424	$447

2017 Grants
In the first quarter 2017, the Company granted 250,000 options under the Incentive Plan with an exercise price of $5.00. The options vest in equal monthly installments on the last day of the month over a four-year period, with an initial vesting date of March 31, 2017. As of June 30, 2017, the Company had 2,697,764 stock options outstanding.

Note 4 — Net Income per Common Share
Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock awards using the treasury stock method. Weighted-average shares from common share equivalents in the amount of 821,730 and 718,211 for the three and six months ended June 30, 2017, and 532,407 and 436,226 for the three and six months ended June 30, 2016, respectively, were excluded from the respective dilutive shares outstanding because their effect was anti-dilutive.
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net income	$5,792	$3,764	$8,322	$3,662
Denominator:
Basic:
Weighted-average common shares used in computing basic net income per share	46,283	45,764	46,243	45,752
Diluted:
Add weighted-average effect of dilutive securities:
Stock options and restricted stock awards	1,193	1,352	1,217	1,330
Weighted-average common shares used in computing diluted net income per share	47,476	47,116	47,460	47,082
Net income per common share:
Basic	$0.13	$0.08	$0.18	$0.08
Diluted	$0.12	$0.08	$0.18	$0.08

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
At June 30, 2017, financial instruments include $4.6 million of cash and cash equivalents, restricted assets of $2.7 million, collateral investments of $1.1 million, Revolving Credit Facility borrowings of $16.0 million, and Senior Secured Credit Facility term loans, net of discount and deferred financing costs, of $71.3 million. At December 31, 2016, financial instruments include $4.9 million of cash and cash equivalents, restricted assets of $3.3 million, collateral investments of $1.1 million, and Senior Secured Credit Facility term loans, net of discount and deferred financing costs, of $74.5 million. The fair market values of cash equivalents, restricted assets, and collateral investments are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the applicable reporting period. See Note 13 – Debt for additional information regarding the Company’s term loans and Revolving Credit Facility.
At June 30, 2017 and December 31, 2016, the carrying value of the Company’s Senior Secured Credit Facility term loans and Revolving Credit Facility borrowings approximates the fair value, as the borrowings are tied to the London Interbank Offered Rate (“LIBOR”) and are market sensitive.
Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$2,726	$2,726	$—	$—
Collateral Investments:
Money Market	907	907	—	—
Certificates of Deposit	226	226	—	—

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$3,266	$3,266	$—	$—
Collateral Investments:
Money Market	906	906	—	—
Certificates of Deposit	226	226	—	—

(in thousands)	Total Gains (Losses) for the Six Months Ended June 30,
Description	2017	2016
Restricted Assets:
Money Market	$—	$—
Collateral Investments:
Money Market	—	—
Certificates of Deposit	—	—
Assets and liabilities measured at fair value on a non-recurring basis are listed below at their carrying values as of each reporting date:

(in thousands)		Fair Value at Reporting Date Using
Description	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	22,893	—	—	22,893
Pre-publication costs, net	17,808	—	—	17,808
Acquired curriculum and technology intangibles, net	1,010	—	—	1,010
Acquired publishing rights, net	293	—	—	293
Other intangible assets, net	1,936	—	—	1,936

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	23,507	—	—	23,507
Pre-publication costs, net	17,397	—	—	17,397
Acquired curriculum and technology intangibles, net	1,266	—	—	1,266
Acquired publishing rights, net	585	—	—	585
Other intangible assets, net	2,150	—	—	2,150

(in thousands)	Total Gains (Losses) for the Six Months Ended June 30,
Description	2017	2016
Goodwill	$—	$—
Property, equipment and software, net	—	—
Pre-publication costs, net	—	—
Acquired curriculum and technology intangibles, net	—	—
Acquired publishing rights, net	—	—
Other intangible assets, net	—	—

There were no significant remeasurements of these assets during the six months ended June 30, 2017 or 2016.

Note 6 — Other Current Assets
Other current assets at June 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Deferred costs	$5,962	$8,650
Prepaid expenses	2,302	1,533
Other	431	1,052
Other current assets	$8,695	$11,235

Note 7 — Other Assets
Other assets at June 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Deferred costs, less current portion	$1,362	$1,405
Collateral investments	1,133	1,132
Deferred financing costs - revolving credit facility	621	711
Other	324	272
Other assets	$3,440	$3,520

Deferred Financing Costs
Deferred financing costs relate to costs incurred with the issuance in December 2015 of the Company's $30.0 million Revolving Credit Facility. See Note 13 – Debt for additional information regarding the Company's Revolving Credit Facility and the related deferred financing costs.
Collateral Investments
The Company maintains certificates of deposit to collateralize its outstanding letters of credit associated with workers’ compensation activity. At June 30, 2017 and December 31, 2016, the Company had $0.2 million in certificates of deposit serving as collateral for its outstanding letters of credit.
Additionally, the Company maintains a money market fund investment to serve as collateral for a travel card program. The balance of the money market fund investment was $0.9 million at June 30, 2017 and December 31, 2016.

Note 8 — Accrued Expenses
Accrued expenses at June 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Salaries, bonuses and benefits	$7,701	$7,820
Pension and post-retirement benefit plans	967	967
Accrued royalties	880	1,006
Accrued interest	365	—
Other	2,033	1,927
Accrued expenses	$11,946	$11,720

Note 9 — Other Liabilities
Other liabilities at June 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Pension and post-retirement benefit plans, long-term portion	$8,326	$8,642
Deferred rent	594	688
Long-term income tax payable	461	454
Long-term deferred compensation	285	333
Other liabilities	$9,666	$10,117

Note 10 — Pension Plan
The net pension costs of the Company’s defined benefit pension plan were comprised primarily of interest costs and totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2017, and $0.1 million and $0.3 million for the three and six months ended June 30, 2016, respectively. The net pension costs included the amortization of accumulated net loss of $23 thousand and $46 thousand for the three and six months ended June 30, 2017, and $37 thousand and $74 thousand for the three and six months ended June 30, 2016, respectively.

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
The balance of UTBs was $5.9 million at June 30, 2017 and December 31, 2016. Included in the balance of unrecognized tax benefits at June 30, 2017 are approximately $0.5 million of tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining uncertain tax positions would not affect the effective tax rate, but would instead increase or would have increased available tax attributes. However, the recognition of the tax attribute would be offset by an increase in the deferred tax asset valuation allowance resulting in no net impact to the effective tax rate.
The Company recognizes interest accrued related to its UTBs and penalties as income tax expense. Related to the UTBs noted above, the Company recognized no penalties and immaterial interest during the six months ended June 30, 2017. At June 30, 2017, the Company has liabilities of $0.1 million for penalties (gross) and $0.1 million for interest (gross).
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
Purchase Commitments
From time to time, the Company may enter into firm purchase commitments for printed inventory materials which the Company expects to use in the ordinary course of business. These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. These open purchase commitments totaled $0.6 million as of June 30, 2017.
Letters of Credit
The Company has letters of credit outstanding at June 30, 2017 in the amount of $0.4 million to support credit collections and workers’ compensation activity. The Company maintains certificates of deposit of $0.2 million as collateral for the letters of credit. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificates of deposit and money market fund investment are included in Collateral Investments in Note 7 – Other Assets.

Note 13 — Debt
Debt at June 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Senior secured credit facility term loans maturing December 10, 2020	$72,650	$76,150
Less: Unamortized discount	(748)	(923)
Less: Unamortized deferred financing costs	(604)	(747)
Term loans, net of discount and deferred costs	71,298	74,480
Less: Current portion of long-term debt	7,084	7,350
Long-term debt	$64,214	$67,130
The Company had outstanding borrowings under the Revolving Credit Facility of $16.0 million at June 30, 2017 and no outstanding borrowings under the Revolving Credit Facility at December 31, 2016.
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
Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or the LIBOR rate (subject to a 1.0% floor), at the Borrower’s option, plus an applicable margin.  The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans.  The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation.  The applicable margin for the Term Loan B is 4.25% for Base Rate loans and 5.25% for LIBOR loans.  As of June 30, 2017, the lowest tier of the applicable margins were in effect, and the interest rate for the Term Loan A was 4.87%, and the interest rate for the Term Loan B was 6.37%. As of June 30, 2017, the weighted average interest rate for the Revolving Credit Facility was 4.90%. Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%. Interest is payable in arrears every three months or less, based on the selected LIBOR interest period.
The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on fundamental changes to the Loan Parties, a maximum consolidated net leverage ratio, and minimum fixed charge coverage ratio. Upon an event of default, and after any applicable cure period, the Administrative Agent can accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants.  At June 30, 2017, the Company was in compliance with all covenants related to the Credit Facility.
The principal balances of the Senior Secured Credit Facility were issued at a discount, representing fees paid to lenders, which are amortized over the life of the debt using the effective interest rate method.  Unamortized discount at June 30, 2017 and December 31, 2016 was $0.7 million and $0.9 million, respectively.
The Company incurred debt issuance costs associated with the Senior Secured Credit Facility, which were deferred and are amortized over the term of the related debt using the effective interest method.  Unamortized deferred financing costs related to both Term Loan A and Term Loan B totaled $0.6 million at June 30, 2017 and $0.7 million at December 31, 2016, and are presented as a reduction to Long-term Debt in the Condensed Consolidated Balance Sheets.  Unamortized deferred financing costs related to the Revolving Credit Facility totaled $0.6 million at June 30, 2017 and $0.7 million at December 31, 2016, and are classified as Other Assets in the Condensed Consolidated Balance Sheets.
At June 30, 2017, the Company had outstanding principal balances of $63.0 million under Term Loan A, $9.7 million under Term Loan B, and $16.0 million under the Revolving Credit Facility, and had $13.8 million borrowing availability under the Revolving Credit Facility.

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
Learning A-Z Segment
Learning A-Z is a PreK-6 education technology provider of digitally delivered resources and tools that support instruction and student growth in reading, writing, and science. Founded in 2002, Learning A-Z's resources are now used by more than 5 million students in more than 175 countries. Learning A-Z provides a blend of traditional teacher-led instruction with technology-enabled resources to make teaching more effective and efficient, practice more accessible and personalized, assessment more strategic and automated, and learning more informed and proactive. With a comprehensive and blended approach, Learning A-Z delivers the tools students need without limiting a teacher's ability to differentiate instruction as they see fit. Learning A-Z’s approach to literacy emphasizes knowledge and individual potential by recognizing that while reading and writing remain essential to attaining academic success, they are dynamic and dependent on real-world application and the incorporation of many other 21st century skills. Students today must read and write well, and they must also be able to think critically and analyze what they learn, solve problems, innovate and apply creativity, utilize advancing technology, communicate effectively orally and in writing, and collaborate with their peers. With a robust library of incredibly effective and flexible curriculum resources, Learning A-Z provides the tools teachers need to deliver personalized instruction for a wide range of student needs.
Learning A-Z operates the following subscription-based websites: Reading A-Z®, Raz-Kids®, Headsprout®, Science A-Z®, Writing A-Z™, Vocabulary A-Z™, and ReadyTest A-Z™. These websites can be purchased stand-alone or in collections, for a comprehensive solution that provides online supplemental books, lessons, assessments and other instructional resources for individual classrooms, schools, and districts. Learning A-Z's premier offering is an integration of teacher centric Reading A-Z with student centric Raz-Kids in a bundled product marketed as Raz-Plus™.
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
Voyager Sopris Learning solutions include LANGUAGE!® Live, Language Essentials for Teachers of Reading and Spelling (LETRS®), Step Up to Writing®, Transmath®, and Velocity™, among other instructional resources.
Kurzweil Education Brand
Kurzweil Education offers proven, research-based solutions that enable students to address their own unique learning challenges and build the skills—and the confidence—to succeed. With the support of Kurzweil programs, students become independent, confident learners who can achieve rigorous academic goals. When learners are able to understand text on demand, use organizational and content management tools to jumpstart their written work, and demonstrate their knowledge, they can demonstrate their true potential. Kurzweil Education's Universal Design for Learning (UDL) technologies enable striving learners to read, comprehend, synthesize, apply, and demonstrate their knowledge. Students who benefit from Kurzweil technologies include students with dyslexia and dysgraphia, English Language Learners (ELLs), students in Special Education, Veterans, and the blind or visually impaired
Other
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

	Three Months Ended June 30, 2017
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net revenues	$18,650	$6,735	$14,977	$—	$40,362
Cost of revenues	942	808	5,465	—	7,215
Amortization expense	—	—	—	4,328	4,328
Total cost of revenues	942	808	5,465	4,328	11,543
Other operating expenses	8,020	3,113	6,104	3,451	20,688
Depreciation and amortization expense	—	—	—	669	669
Total costs and expenses	8,962	3,921	11,569	8,448	32,900
Income before interest and income taxes	9,688	2,814	3,408	(8,448)	7,462
Net interest expense	—	—	—	(1,336)	(1,336)
Income tax expense	—	—	—	(334)	(334)
Segment net income	$9,688	$2,814	$3,408	$(10,118)	$5,792
Expenditures for property, equipment, software and pre-publication costs	$2,089	$798	$1,361	$36	$4,284

	Three Months Ended June 30, 2016
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net revenues	$15,881	$5,753	$17,450	$—	$39,084
Cost of revenues	583	786	6,363	—	7,732
Amortization expense	—	—	—	4,475	4,475
Total cost of revenues	583	786	6,363	4,475	12,207
Other operating expenses	7,098	2,684	6,639	3,767	20,188
Depreciation and amortization expense	—	—	—	856	856
Total costs and expenses	7,681	3,470	13,002	9,098	33,251
Income before interest and income taxes	8,200	2,283	4,448	(9,098)	5,833
Net interest expense	—	—	—	(1,958)	(1,958)
Income tax expense	—	—	—	(111)	(111)
Segment net income	$8,200	$2,283	$4,448	$(11,167)	$3,764
Expenditures for property, equipment, software and pre-publication costs	$2,184	$745	$2,308	$539	$5,776

	Six Months Ended June 30, 2017
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net revenues	$36,835	$13,513	$25,984	$—	$76,332
Cost of revenues	1,813	1,679	9,908	—	13,400
Amortization expense	—	—	—	8,418	8,418
Total cost of revenues	1,813	1,679	9,908	8,418	21,818
Other operating expenses	16,466	6,344	12,033	6,962	41,805
Depreciation and amortization expense	—	—	—	1,350	1,350
Total costs and expenses	18,279	8,023	21,941	16,730	64,973
Income before interest and income taxes	18,556	5,490	4,043	(16,730)	11,359
Net interest expense	—	—	—	(2,563)	(2,563)
Income tax expense	—	—	—	(474)	(474)
Segment net income	$18,556	$5,490	$4,043	$(19,767)	$8,322
Expenditures for property, equipment, software and pre-publication costs	$4,191	$1,648	$2,924	$53	$8,816

	Six Months Ended June 30, 2016
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net revenues	$31,609	$11,363	$29,786	$—	$72,758
Cost of revenues	1,218	1,799	11,722	—	14,739
Amortization expense	—	—	—	8,125	8,125
Total cost of revenues	1,218	1,799	11,722	8,125	22,864
Other operating expenses	14,266	5,456	13,665	7,393	40,780
Depreciation and amortization expense	—	—	—	1,697	1,697
Total costs and expenses	15,484	7,255	25,387	17,215	65,341
Income before interest and income taxes	16,125	4,108	4,399	(17,215)	7,417
Net interest expense	—	—	—	(3,722)	(3,722)
Income tax expense	—	—	—	(33)	(33)
Segment net income	$16,125	$4,108	$4,399	$(20,970)	$3,662
Expenditures for property, equipment, software and pre-publication costs	$4,279	$1,355	$4,467	$665	$10,766

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
Overview
Cambium Learning® Group, Inc., a Delaware corporation, is a leading educational solutions and services company that is committed to helping all students reach their full potential. Cambium Learning accomplishes this goal by providing evidence-based solutions and expert professional services to empower educators and raise the achievement levels of all students. The Company’s award-winning brands include: Learning A-Z® (www.learninga-z.com), ExploreLearning® (www.explorelearning.com), Kurzweil Education® (www.kurzweiledu.com), and Voyager Sopris Learning® (www.voyagersopris.com), which provide breakthrough technology solutions for students and teachers—including best-in-class intervention and supplemental instructional programs; gold-standard professional development; valid and reliable assessments; and products that enable access to learning for all students.
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
2017 CODiE Awards
In July 2017, we received a 2017 CODiE Award for Best Reading / English Language Arts Instructional Solution: Headsprout by Learning A-Z, representing the 6th consecutive year the Company has received at least one CODiE award. Since 1986, the Software and Information Industry Association (SIIA) CODiE Awards have recognized software and information companies for achievement and vision. It is the only peer-reviewed program in the content, education, and software industry.
Segment Information
We have three reportable segments with separate management teams and infrastructures that offer various products and services: Learning A-Z, ExploreLearning, and Voyager Sopris Learning. Segment results of operations also include Other, which consists of unallocated shared services, such as accounting, legal, human resources and corporate related items, as well as depreciation and amortization expense, interest income and expense, and income taxes. We do not allocate any of these costs to our segments, and our chief operating decision maker evaluates performance of operating segments excluding these items.
Learning A-Z Segment
Learning A-Z is a PreK-6 education technology provider of digitally delivered resources and tools that support instruction and student growth in reading, writing, and science. Founded in 2002, Learning A-Z's resources are now used by more than 5 million students in more than 175 countries. Learning A-Z provides a blend of traditional teacher-led instruction with technology-enabled resources to make teaching more effective and efficient, practice more accessible and personalized, assessment more strategic and automated, and learning more informed and proactive. With a comprehensive and blended approach, Learning A-Z delivers the tools students need without limiting a teacher's ability to differentiate instruction as they see fit. Learning A-Z’s approach to literacy emphasizes knowledge and individual potential by recognizing that while reading and writing remain essential to attaining academic success, they are dynamic and dependent on real-world application and the incorporation of many other 21st century skills. Students today must read and write well, and they must also be able to think critically and analyze what they learn, solve problems, innovate and apply creativity, utilize advancing technology, communicate effectively orally and in writing, and collaborate with their peers. With a robust library of incredibly effective and flexible curriculum resources, Learning A-Z provides the tools teachers need to deliver personalized instruction for a wide range of student needs.

Learning A-Z operates the following subscription-based websites: Reading A-Z®, Raz-Kids®, Headsprout®, Science A-Z®, Writing A-Z™, Vocabulary A-Z™, and ReadyTest A-Z™. These websites can be purchased stand-alone or in collections, for a comprehensive solution that provides online supplemental books, lessons, assessments and other instructional resources for individual classrooms, schools, and districts. Learning A-Z's premier offering is an integration of teacher centric Reading A-Z with student centric Raz-Kids in a bundled product marketed as Raz-Plus™.
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
Voyager Sopris Learning solutions include LANGUAGE!® Live, Language Essentials for Teachers of Reading and Spelling (LETRS®), Step Up to Writing®, Transmath®, and Velocity™, among other instructional resources.
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
Results of Operations
Bookings
During the six months ended June 30, 2017, consolidated Bookings decreased $4.1 million to $48.9 million, compared to $52.9 million during the six months ended June 30, 2016. Our business is highly seasonal; the third quarter represented 46% of 2016 Bookings. We expect Bookings improvement in the more seasonally significant second half of the year, with overall Bookings growth for full-year 2017 compared to 2016. Bookings by segment for the six months ended June 30, 2017 and the percentage change from the same period of 2016 were as follows:

•
Learning A-Z: $21.6 million, increased 7.6% in the first half of the year compared to the prior year period, continuing its historical growth performance with strong subscription renewal rates and expanding new business.

•
ExploreLearning: $8.8 million, increased 19.0% in the first half of the year compared to the prior year period. This segment has seen strong momentum both in Reflex and in the Gizmos simulations, which were upgraded to HTML5 in early 2016.

•
Voyager Sopris Learning: $18.5 million, decreased 27.4% in the first half of the year compared to the prior year period, with a decline in both print and transactional solutions as well as technology-enabled solutions.

We continue to execute our strategy to shift resources to subscription and technology-enabled products, which generally have higher margins than print and transactional products. For the six months ended June 30, 2017, technology-enabled products represented approximately 71% of Bookings versus 62% for the same period of 2016. For purposes of this metric, technology-enabled products are defined as those products that are sold primarily as a technology-based solution or that could be used solely via a digital platform. For the Voyager Sopris Learning segment, several products classified as technology-enabled include supplemental print materials.
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

	Three Months Ended				Year-Over-Year Change
	June 30, 2017		June 30, 2016		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Learning A-Z	$18,650	46.2%	$15,881	40.6%	$2,769	17.4%
ExploreLearning	6,735	16.7%	5,753	14.7%	982	17.1%
Voyager Sopris Learning	14,977	37.1%	17,450	44.6%	(2,473)	(14.2)%
Total net revenues	40,362	100.0%	39,084	100.0%	1,278	3.3%
Cost of revenues:
Learning A-Z	942	2.3%	583	1.5%	(359)	(61.6)%
ExploreLearning	808	2.0%	786	2.0%	(22)	(2.8)%
Voyager Sopris Learning	5,465	13.5%	6,363	16.3%	898	14.1%
Amortization expense	4,328	10.7%	4,475	11.4%	147	3.3%
Total cost of revenues	11,543	28.6%	12,207	31.2%	664	5.4%
Research and development expense	3,294	8.2%	3,019	7.7%	(275)	(9.1)%
Sales and marketing expense	12,190	30.2%	11,846	30.3%	(344)	(2.9)%
General and administrative expense	5,009	12.4%	5,102	13.1%	93	1.8%
Shipping and handling costs	195	0.5%	221	0.6%	26	11.8%
Depreciation and amortization expense	669	1.7%	856	2.2%	187	21.8%
Income before interest and income taxes	7,462	18.5%	5,833	14.9%	1,629	27.9%
Net interest expense	(1,336)	(3.3)%	(1,958)	(5.0)%	622	31.8%
Income tax expense	(334)	(0.8)%	(111)	(0.3)%	(223)	(200.9)%
Net income	$5,792	14.4%	$3,764	9.6%	$2,028	53.9%
Net revenues
Net revenues increased during the three months ended June 30, 2017 by 3.3% to $40.4 million, compared to $39.1 million during the same period of 2016. Increased net revenues in Learning A-Z and ExploreLearning offset lower net revenues in Voyager Sopris Learning. Net revenues by segment were as follows:

•
Learning A-Z’s net revenues were $18.7 million, increasing $2.8 million, or 17.4%, in the quarter ended June 30, 2017 compared to the same period of 2016. The year-over-year growth in net revenues is the result of Learning A-Z’s ongoing strong Bookings trend, with much of the net revenue recognition related to prior period Bookings, which are recognized pro rata over the applicable subscription periods.

•
ExploreLearning’s net revenues were $6.7 million, increasing $1.0 million, or 17.1%, during the quarter ended June 30, 2017 compared to the same period of 2016. The increase in net revenues is a lower percentage than the increase in Bookings of 23.5% due to the deferral of current period Bookings, which are recognized pro rata over the applicable subscription periods.

•
Voyager Sopris Learning’s net revenues were $15.0 million, decreasing $2.5 million, or 14.2%, during the quarter ended June 30, 2017 compared to the same period of 2016. The year-over-year decline in revenues is the result of Voyager Sopris Learning’s Bookings decline. The decline in net revenues was less than the Bookings decline of 18.6% due to the recognition of prior period Bookings for technology deliverables, which are recognized pro rata over the applicable subscription periods.

Cost of revenues
Cost of revenues primarily include print and royalty costs, and expenses to purchase, handle and warehouse product, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $0.5 million, or 6.7%, to $7.2 million in the second quarter of 2017 compared to $7.7 million in the same period of 2016. Cost of revenues benefited year-over-year from the increasing contribution from higher-margin technology-enabled solutions. The Learning A-Z and ExploreLearning segments, which are delivered on-line and have no royalty costs, comprised 62.9% of net revenues in the second quarter of 2017 compared to 55.4% of net revenues in the second quarter of 2016. Cost of revenues by segment were as follows:

•
Learning A-Z’s cost of revenues increased by $0.4 million, to $0.9 million commensurate with the higher volume of subscriptions, in the quarter ended June 30, 2017 compared to $0.6 million in the same period of 2016.

•	ExploreLearning’s cost of revenues were consistent at $0.8 million in the quarter ended June 30, 2017 compared to the same period of 2016.

•
Voyager Sopris Learning’s cost of revenues decreased $0.9 million, to $5.5 million in the quarter ended June 30, 2017 compared to $6.4 million in the second quarter of 2016. The decrease in cost of revenues was due to the year-over-year decline in revenue, coupled with savings from careful expense management and the cost right-sizing activities completed in 2016.

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology product development. Amortization expense was $4.3 million in the second quarter of 2017, a decrease of $0.1 million compared to the same period of 2016. The change was due to a decrease in amortization of acquired publishing rights and curriculum of $0.3 million, partially offset by an increase in amortization of developed pre-publication and technology product development of $0.2 million.
Research and development expense
Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization. Research and development expense was $3.3 million in the second quarter of 2017, an increase of $0.3 million compared to the same period of 2016. The increase is due to planned investments to support growth initiatives, primarily at Learning A-Z, which were partially offset by decreases at Voyager Sopris Learning.
Sales and marketing expense
Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the second quarter of 2017 increased $0.3 million to $12.2 million compared to $11.8 million for the second quarter of 2016. The increase is due to planned investments to support growth initiatives at Learning A-Z and ExploreLearning.
General and administrative expense
General and administrative expenses in the second quarter of 2017 were $5.0 million, a decrease of $0.1 million or 1.8%, from the second quarter of 2016.
Shipping and handling costs
Shipping and handling costs for the quarter ended June 30, 2017 decreased slightly to $0.2 million, commensurate with lower print revenues.
Depreciation and amortization expense
Depreciation and amortization expense decreased $0.2 million, or 21.8%, to $0.7 million for the three months ended June 30, 2017, due to a decrease in amortization of acquired trade names and customer lists.
Net interest expense
Net interest expense decreased by $0.6 million, or 31.8%, to $1.3 million in the second quarter of 2017 compared to the same period in 2016 as a result of the scheduled debt amortization payments and voluntary prepayments made during 2016.
Income tax expense
We recorded an income tax expense of $0.3 million for the second quarter of 2017. We continue to maintain a valuation allowance against our deferred tax assets, which eliminates any non-current tax benefit generated.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	Six Months Ended				Year Over Year Change
	June 30, 2017		June 30, 2016		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Learning A-Z	$36,835	48.3%	$31,609	43.4%	$5,226	16.5%
ExploreLearning	13,513	17.7%	11,363	15.6%	2,150	18.9%
Voyager Sopris Learning	25,984	34.0%	29,786	40.9%	(3,802)	(12.8)%
Total net revenues	76,332	100.0%	72,758	100.0%	3,574	4.9%
Cost of revenues:
Learning A-Z	1,813	2.4%	1,218	1.7%	(595)	(48.9)%
ExploreLearning	1,679	2.2%	1,799	2.5%	120	6.7%
Voyager Sopris Learning	9,908	13.0%	11,722	16.1%	1,814	15.5%
Amortization expense	8,418	11.0%	8,125	11.2%	(293)	(3.6)%
Total cost of revenues	21,818	28.6%	22,864	31.4%	1,046	4.6%
Research and development expense	6,392	8.4%	6,139	8.4%	(253)	(4.1)%
Sales and marketing expense	25,100	32.9%	24,157	33.2%	(943)	(3.9)%
General and administrative expense	10,000	13.1%	10,104	13.9%	104	1.0%
Shipping and handling costs	313	0.4%	380	0.5%	67	17.6%
Depreciation and amortization expense	1,350	1.8%	1,697	2.3%	347	20.4%
Income before interest and income taxes	11,359	14.9%	7,417	10.2%	3,942	53.1%
Net interest expense	(2,563)	(3.4)%	(3,722)	(5.1)%	1,159	31.1%
Income tax expense	(474)	(0.6)%	(33)	—%	(441)	(1,336.4)%
Net income	$8,322	10.9%	$3,662	5.0%	$4,660	127.3%
Net revenues
Net revenues increased during the six months ended June 30, 2017 by 4.9% to $76.3 million, compared to $72.8 million during the same period of 2016. Increased net revenues in Learning A-Z and ExploreLearning offset lower net revenues in Voyager Sopris Learning. Net revenues by segment were as follows:

•
Learning A-Z’s net revenues were $36.8 million, increasing $5.2 million, or 16.5%, in the six months ended June 30, 2017 compared to the same period of 2016. The year-over-year growth in net revenues is the result of Learning A-Z’s ongoing strong Bookings trend, with much of the net revenue recognition related to prior period Bookings, which are recognized pro rata over the applicable subscription periods.

•
ExploreLearning’s net revenues were $13.5 million, increasing $2.2 million, or 18.9%, during the six months ended June 30, 2017 compared to the same period of 2016. The increase in net revenues is a due to ExploreLearning's continued strong Bookings performance.

•
Voyager Sopris Learning’s net revenues were $26.0 million, decreasing $3.8 million, or 12.8%, during the six months ended June 30, 2017 compared to the same period of 2016. The year-over-year decline in revenues is the result of Voyager Sopris Learning’s Bookings decline. The decline in net revenues was less than the Bookings decline of 27.4% due to the recognition of prior period Bookings for technology deliverables, which are recognized pro rata over the applicable subscription periods.

Cost of revenues
Cost of revenues primarily include print and royalty costs, and expenses to purchase, handle and warehouse product, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $1.3 million, or 9.1%, to $13.4 million in the first half of 2017 compared to $14.7 million in the same period of 2016. Cost of revenues benefited year-over-year from the increasing contribution from higher-margin technology-enabled solutions. The Learning A-Z and ExploreLearning segments, which are delivered on-line and have no royalty costs, comprised 66.0% of net revenues in the first half of 2017 compared to 59.1% of net revenues in the first half of 2016. Cost of revenues by segment were as follows:

•
Learning A-Z’s cost of revenues increased $0.6 million, to $1.8 million commensurate with the higher volume of subscriptions, in the six months ended June 30, 2017 compared to $1.2 million in the same period of 2016.

•	ExploreLearning’s cost of revenues decreased slightly to $1.7 million in the six months ended June 30, 2017 compared to the same period of 2016.

•
Voyager Sopris Learning’s cost of revenues decreased $1.8 million, to $9.9 million in the six months ended June 30, 2017 compared to $11.7 million in the first half of 2016. The decrease in cost of revenues was due to the year-over-year decline in revenue, coupled with savings from careful expense management and the cost right-sizing activities completed in 2016.

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology product development. Amortization expense was $8.4 million in the first half of 2017, an increase of $0.3 million compared to the same period of 2016. The change was due to an increase in amortization of developed pre-publication and technology product development of $0.9 million, partially offset by a decrease in amortization of acquired publishing rights and curriculum of $0.6 million.
Research and development expense
Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization. Research and development expense was $6.4 million in the first half of 2017, an increase of $0.3 million compared to the same period of 2016. The increase is due to planned investments to support growth initiatives, primarily at Learning A-Z, which were partially offset by decreases at Voyager Sopris Learning.
Sales and marketing expense
Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the first half of 2017 increased $0.9 million to $25.1 million compared to $24.2 million for the first half of 2016. The increase is due to planned investments to support growth initiatives at Learning A-Z and ExploreLearning.
General and administrative expense
General and administrative expenses in the first half of 2017 were $10.0 million, a decrease of $0.1 million or 1.0%, from the same period of 2016.
Shipping and handling costs
Shipping and handling costs for the six months ended June 30, 2017 decreased slightly to $0.3 million, commensurate with lower print revenues.
Depreciation and amortization expense
Depreciation and amortization expense decreased $0.3 million, or 20.4%, to $1.4 million for the six months ended June 30, 2017, due to a decrease in amortization of acquired trade names and customer lists.
Net interest expense
Net interest expense decreased by $1.2 million, or 31.1%, to $2.6 million in the first half of 2017 compared to the same period in 2016 as a result of the scheduled debt amortization payments and voluntary prepayments made during 2016.
Income tax expense
We recorded an income tax expense of $0.5 million for the six months ended June 30, 2017. We continue to maintain a valuation allowance against our deferred tax assets, which eliminates any non-current tax benefit generated.
Liquidity and Capital Resources
Our primary sources of liquidity are cash balances, cash flow from operations, and the Revolving Credit Facility that we entered into in December 2015, as described below. Sales seasonality attributable to the buying cycle of school districts, which generally starts at the beginning of each new school year in the fall, affects our operating cash flow. As a result of this inherent seasonality, we normally incur a net cash deficit from all of our activities in the first and second quarters of the year and we normally generate cash in the third and fourth quarters of the year. We expect borrowings under the Revolving Credit Facility to vary according to this seasonality, and accounts receivable balances are normally at their highest at the end of the third quarter. At June 30, 2017, our cash balances were $4.6 million, our net accounts receivable were $12.4 million, our borrowings under the Revolving Credit Facility were $16.0 million, and we had $13.8 million of availability under the Revolving Credit Facility.
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
Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or LIBOR (subject to a 1.0% floor), at our option, plus an applicable margin. The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans. The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation. The applicable margin for the Term Loan B is 4.25% for Base Rate loans and 5.25% for LIBOR loans. As of June 30, 2017, we qualified for the lowest applicable margin, and the interest rate for the Term Loan A was 4.87%, and the interest rate for the Term Loan B was 6.37%. As of June 30, 2017, the weighted average interest rate for the Revolving Credit Facility was 4.90%. Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%. Interest is payable in arrears every three months or less, based on the selected LIBOR interest period.
The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, and limitations on fundamental changes. A maximum consolidated net leverage ratio and minimum fixed charge coverage ratio were effective beginning in the first quarter of 2016. Upon an event of default, and after any applicable cure period, the Administrative Agent could elect to accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants. At June 30, 2017, the Company was in compliance with all covenants related to the Senior Secured Credit Facility.
Summary of Cash flows
Cash provided by (used in) our operating, investing and financing activities is summarized below:

	Six Months Ended June 30,
(in thousands)	2017	2016
Operating activities	$(4,290)	$(1,673)
Investing activities	(8,816)	(10,766)
Financing activities	12,822	8,662
Operating activities. Cash used in operating activities was $4.3 million and $1.7 million for the six months ended June 30, 2017 and 2016, respectively. The increase in cash used in operations is primarily due to the timing of Bookings and the related cash collections, partially offset by improvements in cash usage in the first half of 2017 including incentive compensation payments that were $1.3 million lower than prior year first half, the return of $0.7 million of cash from a certificate of deposit collateralizing a letter of credit in the first half of 2017, and cash interest payments that were $1.4 million lower than prior year first half.
Investing activities. Cash used in investing activities was related to capital expenditures, and was $8.8 million for the six months ended June 30, 2017 compared to $10.8 million during the same period of 2016, declining by $2.0 million.
Financing activities. Cash provided by financing activities was $12.8 million for the six months ended June 30, 2017 compared to $8.7 million for the six months ended June 30, 2016. Cash inflows in the six months ended June 30, 2017 included borrowings under the Revolving Credit Facility of $16.0 million. Cash outflows for the six months ended June 30, 2017 included scheduled principal payments on the Senior Secured Credit Facility of $3.5 million. Cash inflows for the six months ended June 30, 2016 included net borrowings under the Revolving Credit Facility of $10.5 million. Financing outflows for the six months ended June 30, 2016 included scheduled principal payments of the Senior Secured Credit Facility of $1.9 million.
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
Reconciliations of Operational and Non-GAAP Measures
Bookings is an internal, operational metric that measures the total dollar value of customer orders in a period, regardless of the timing of the related revenue recognition. We consider Bookings a leading indicator of revenues. Below are reconciliations of Bookings to Net Revenues and of Net Income to EBITDA, Adjusted EBITDA, and Cash Income for the three and six months ended June 30, 2017 and 2016:
Reconciliation of Bookings to Net Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Bookings	$29,741	$31,605	$48,853	$52,923
Change in deferred revenues	10,576	6,157	27,419	19,943
Other (a)	45	1,322	60	(108)
Net revenues	$40,362	$39,084	$76,332	$72,758

 Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Cash Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net income	$5,792	$3,764	$8,322	$3,662
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	4,997	5,331	9,768	9,822
Net interest expense	1,336	1,958	2,563	3,722
Income tax expense	334	111	474	33
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	12,459	11,164	21,127	17,239
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Merger, acquisition and disposition activities(b)	212	147	339	301
Stock-based compensation and expense(c)	224	239	424	447
Adjusted EBITDA	12,895	11,550	21,890	17,987
Change in deferred revenues	(10,576)	(6,157)	(27,419)	(19,943)
Change in deferred costs	1,168	795	2,731	2,333
Capital expenditures	(4,284)	(5,776)	(8,816)	(10,766)
Cash income	$(797)	$412	$(11,614)	$(10,389)

Reconciliation of Bookings to Net Revenues by Segment – 2017

	Three Months Ended June 30, 2017
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
Bookings	$11,661	$5,888	$12,192	$29,741
Change in deferred revenues	6,990	873	2,713	10,576
Other (a)	(1)	(26)	72	45
Net revenues	$18,650	$6,735	$14,977	$40,362

	Six Months Ended June 30, 2017
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
Bookings	$21,560	$8,764	$18,529	$48,853
Change in deferred revenues	15,275	4,854	7,290	27,419
Other (a)	—	(105)	165	60
Net revenues	$36,835	$13,513	$25,984	$76,332

Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Cash Income by Segment – 2017

	Three Months Ended June 30, 2017
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net income	$9,688	$2,814	$3,408	$(10,118)	$5,792
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	4,997	4,997
Net interest expense	—	—	—	1,336	1,336
Income tax expense	—	—	—	334	334
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	9,688	2,814	3,408	(3,451)	12,459
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Merger, acquisition and disposition activities(b)	—	—	—	212	212
Stock-based compensation and expense(c)	53	30	75	66	224
Adjusted EBITDA	9,741	2,844	3,483	(3,173)	12,895
Change in deferred revenues	(6,990)	(873)	(2,713)	—	(10,576)
Change in deferred costs	547	104	517	—	1,168
Capital expenditures - product development	(1,869)	(721)	(1,316)	—	(3,906)
Capital expenditures - general expenditures	(220)	(77)	(45)	(36)	(378)
Cash income	$1,209	$1,277	$(74)	$(3,209)	$(797)

	Six Months Ended June 30, 2017
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net income	$18,556	$5,490	$4,043	$(19,767)	$8,322
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	9,768	9,768
Net interest expense	—	—	—	2,563	2,563
Income tax expense	—	—	—	474	474
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	18,556	5,490	4,043	(6,962)	21,127
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Merger, acquisition and disposition activities(b)	—	—	—	339	339
Stock-based compensation and expense(c)	100	54	145	125	424
Adjusted EBITDA	18,656	5,544	4,188	(6,498)	21,890
Change in deferred revenues	(15,275)	(4,854)	(7,290)	—	(27,419)
Change in deferred costs	1,162	493	1,076	—	2,731
Capital expenditures - product development	(3,798)	(1,481)	(2,809)	—	(8,088)
Capital expenditures - general expenditures	(393)	(167)	(115)	(53)	(728)
Cash income	$352	$(465)	$(4,950)	$(6,551)	$(11,614)

Reconciliation of Bookings to Net Revenues by Segment – 2016

	Three Months Ended June 30, 2016
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
Bookings	$11,865	$4,766	$14,974	$31,605
Change in deferred revenues	3,998	1,016	1,143	6,157
Other (a)	18	(29)	1,333	1,322
Net revenues	$15,881	$5,753	$17,450	$39,084

	Six Months Ended June 30, 2016
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
Bookings	$20,031	$7,365	$25,527	$52,923
Change in deferred revenues	11,648	4,019	4,276	19,943
Other (a)	(70)	(21)	(17)	(108)
Net revenues	$31,609	$11,363	$29,786	$72,758

Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Cash Income by Segment – 2016

	Three Months Ended June 30, 2016
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net income	$8,200	$2,283	$4,448	$(11,167)	$3,764
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	5,331	5,331
Net interest expense	—	—	—	1,958	1,958
Income tax expense	—	—	—	111	111
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	8,200	2,283	4,448	(3,767)	11,164
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Merger, acquisition and disposition activities(b)	—	—	—	147	147
Stock-based compensation and expense(c)	59	32	74	74	239
Adjusted EBITDA	8,259	2,315	4,522	(3,546)	11,550
Change in deferred revenues	(3,998)	(1,016)	(1,143)	—	(6,157)
Change in deferred costs	504	93	198	—	795
Capital expenditures - product development	(1,956)	(589)	(2,172)	—	(4,717)
Capital expenditures - general expenditures	(228)	(156)	(136)	(539)	(1,059)
Cash income	$2,581	$647	$1,269	$(4,085)	$412

	Six Months Ended June 30, 2016
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net income	$16,125	$4,108	$4,399	$(20,970)	$3,662
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	9,822	9,822
Net interest expense	—	—	—	3,722	3,722
Income tax expense	—	—	—	33	33
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	16,125	4,108	4,399	(7,393)	17,239
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Merger, acquisition and disposition activities(b)	—	—	—	301	301
Stock-based compensation and expense(c)	112	60	141	134	447
Adjusted EBITDA	16,237	4,168	4,540	(6,958)	17,987
Change in deferred revenues	(11,648)	(4,019)	(4,276)	—	(19,943)
Change in deferred costs	1,357	359	617	—	2,333
Capital expenditures - product development	(3,814)	(1,132)	(4,184)	—	(9,130)
Capital expenditures - general expenditures	(465)	(223)	(283)	(665)	(1,636)
Cash income	$1,667	$(847)	$(3,586)	$(7,623)	$(10,389)
Footnotes

(a)
In the reconciliations of Bookings to Net Revenues, Other comprises timing differences between the invoicing of a transaction, which generates Bookings, and its recognition as either net revenues or deferred revenues. The most common reasons for these timing differences include product that is shipped from our warehouse and invoiced but not recognized as revenues until physical delivery due to shipping terms, adjustments to the allowance for estimated sales returns, and revenue under contract that is earned and recognized in one period but invoiced in a subsequent period. Recognition of revenue and deferred revenue in the second quarter of 2016 included an order totaling $1.2 million from a single customer that was received in late March 2016 and recorded in the first quarter 2016 Bookings. Based on the shipping terms of this order, it did not qualify for recognition as revenue or deferred revenue until it was delivered in April 2016.

(b)	Costs are related to merger and acquisition activities including due diligence and other non-operational charges such as pension and severance costs for former employees.

(c)	Stock-based compensation and expense is related to our outstanding options and restricted stock awards.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements as of June 30, 2017 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenues, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We have made no material changes to any of the critical accounting policies discussed in our 2016 Form 10-K through June 30, 2017.
Recently Issued Financial Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new revenue guidance defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. ASU 2014-09 allows for either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The original effective date was for annual periods beginning after December 15, 2016. On July 9, 2015, the FASB elected to defer the effective date of the new revenue recognition standard by one year, for annual periods beginning after December 15, 2017. Early adoption is permitted, but only as early as the original effective date of ASU 2014-09. The Company expects to adopt this guidance using the modified retrospective approach. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and cannot reliably estimate the potential impact of adopting the new standard.
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
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as such factors could materially affect the Company’s business, financial condition, or future results. In the three months ended June 30, 2017, there were no material changes to the risk factors disclosed in the Company’s 2016 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 5. Other Information.

The Company’s Board of Directors has considered the appropriate frequency for conducting future stockholder advisory votes on executive compensation (“Say-On-Pay Votes”). In accordance with the stockholder voting results at the Company’s 2017 Annual Meeting of Stockholders held on May 31, 2017 (the “Annual Meeting”), in which a majority of the shares represented in person or by proxy voted for a frequency of every “Three Years”, and the Board’s recommendation of a vote of every “Three Years” in the Proxy Statement relating to the Annual Meeting, the Board of Directors determined that future Say-On-Pay Votes will occur every three years. Accordingly, the next Say-On-Pay Vote will be held at the Company’s 2020 Annual Meeting of Stockholders. The Company is required to conduct an advisory vote on the frequency of Say-On-Pay Votes every six years.

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

CAMBIUM LEARNING GROUP, INC.

Date: August 9, 2017	/s/ Barbara Benson
Barbara Benson,
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.

101.def	XBRL Taxonomy Extension Definition Linkbase Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.