Form 10-Q
period 2017-09-30
CAMBIUM LEARNING GROUP, INC.
filed 2017-11-14
CIK 1466815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 1, 2017 was 46,669,877.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2017 and September 30, 2016	3

	Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2017 and September 30, 2016	5

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II	OTHER INFORMATION	31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	32

Item 6.	Exhibits	33

SIGNATURE PAGE		34

Item 1. Financial Statements.
Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$43,523	$42,113	$119,855	$114,871
Cost of revenues:
Cost of revenues	7,928	8,876	21,328	23,615
Amortization expense	4,676	4,780	13,094	12,905
Total cost of revenues	12,604	13,656	34,422	36,520
Research and development expense	3,352	3,301	9,744	9,440
Sales and marketing expense	12,771	12,152	37,871	36,309
General and administrative expense	5,565	5,872	15,565	15,976
Shipping and handling costs	414	380	727	760
Depreciation and amortization expense	670	875	2,020	2,572
Total costs and expenses	35,376	36,236	100,349	101,577
Income before interest and income taxes	8,147	5,877	19,506	13,294
Net interest expense	(1,271)	(1,876)	(3,834)	(5,598)
Income before income taxes	6,876	4,001	15,672	7,696
Income tax expense	(399)	(173)	(873)	(206)
Net income	$6,477	$3,828	$14,799	$7,490
Other comprehensive income:
Amortization of net pension loss	23	38	69	112
Comprehensive income	$6,500	$3,866	$14,868	$7,602
Net income per common share:
Basic	$0.14	$0.08	$0.32	$0.16
Diluted	$0.14	$0.08	$0.31	$0.16
Average number of common shares and equivalents outstanding:
Basic	46,460	45,869	46,316	45,791
Diluted	47,629	47,285	47,522	47,157

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,093	$4,930
Accounts receivable, net	30,689	13,378
Inventory	2,489	2,864
Restricted assets, current	978	988
Other current assets	11,512	11,235
Total current assets	57,761	33,395
Property, equipment and software at cost	64,365	62,885
Accumulated depreciation and amortization	(41,339)	(39,378)
Property, equipment and software, net	23,026	23,507
Goodwill	47,842	47,842
Other intangible assets, net	2,858	4,001
Pre-publication costs, net	17,805	17,397
Restricted assets, less current portion	1,512	2,278
Other assets	4,171	3,520
Total assets	$154,975	$131,940
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,117	$2,172
Accrued expenses	15,315	11,720
Current portion of long-term debt	7,098	7,350
Deferred revenue, current	87,250	83,318
Total current liabilities	112,780	104,560
Long-term liabilities:
Long-term debt	62,593	67,130
Deferred revenue, less current portion	15,109	11,395
Other liabilities	9,480	10,117
Total long-term liabilities	87,182	88,642
Commitments and contingencies (See Note 12)
Stockholders' equity (deficit):
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at September 30, 2017 and December 31, 2016)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 53,174 and 52,738 shares issued, and 46,641 and 46,206 shares outstanding at September 30, 2017 and December 31, 2016, respectively)	53	53
Capital surplus	288,350	286,943
Accumulated deficit	(318,746)	(333,545)
Treasury stock at cost (6,532 shares at September 30, 2017 and December 31, 2016)	(12,784)	(12,784)
Accumulated other comprehensive loss:
Pension and postretirement plans	(1,860)	(1,929)
Accumulated other comprehensive loss	(1,860)	(1,929)
Total stockholders' equity (deficit)	(44,987)	(61,262)
Total liabilities and stockholders' equity (deficit)	$154,975	$131,940
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income	$14,799	$7,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	15,114	15,477
Amortization of note discount and deferred financing costs	607	834
Stock-based compensation and expense	641	681
Other	14	3
Changes in operating assets and liabilities:
Accounts receivable, net	(17,311)	(14,850)
Inventory	375	1,583
Other current assets	(277)	(2,215)
Other assets	(786)	200
Restricted assets	776	846
Accounts payable	945	829
Accrued expenses	3,595	(168)
Deferred revenue	7,646	12,078
Other long-term liabilities	(568)	(1,030)
Net cash provided by operating activities	25,570	21,758
Investing activities:
Expenditures for property, equipment, software and pre-publication costs	(13,912)	(16,171)
Net cash used in investing activities	(13,912)	(16,171)
Financing activities:
Repayment of debt	(5,261)	(2,888)
Borrowings under revolving credit facility	16,000	15,000
Payments of revolving credit facility	(16,000)	(15,000)
Proceeds from exercise of stock options	766	394
Net cash used in financing activities	(4,495)	(2,494)
Change in cash and cash equivalents	7,163	3,093
Cash and cash equivalents, beginning of period	4,930	8,645
Cash and cash equivalents, end of period	$12,093	$11,738

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
As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Due to seasonality, the results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 2017.
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
Nature of Operations
The Company is an award-winning educational technology solutions leader dedicated to helping all students reach their potential through individualized and differentiated instruction. Using a research-based, personalized approach, Cambium Learning Group delivers software as a service (SaaS) resources and instructional products that engage students and support teachers in fun, positive, safe and scalable environments. These solutions are provided through Learning A-Z® (online differentiated instruction for elementary school reading, writing and science), ExploreLearning® (online interactive math and science simulations and a math fact fluency solution), and Voyager Sopris Learning® (blended solutions that accelerate struggling learners to achieve in literacy and math and professional development for teachers). Cambium Learning Group believes that every student has unlimited potential, that teachers matter, and that data, instruction, and practice are the keys to success in the classroom and beyond.
The Company has three reportable segments with separate management teams and infrastructures that offer various products and services. See Note 14 – Segment Reporting for further information on the Company’s segment reporting structure.

Note 2 — Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.2 million at September 30, 2017 and December 31, 2016. The allowance for doubtful accounts is based on a review of outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of return as well as other factors that in the Company’s judgment, could reasonably be expected to cause sales returns to differ from historical experience.

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

Stock-Based Compensation and Expense
The following table presents stock-based compensation expense resulting from stock options that are recorded in the condensed consolidated statements of operations and comprehensive income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Cost of revenues	$14	$15	$41	$44
Research and development expense	38	43	113	129
Sales and marketing expense	51	50	148	150
General and administrative expense	114	126	339	358
Total	$217	$234	$641	$681

2017 Grants
In the first quarter 2017, the Company granted 250,000 options under the Incentive Plan with an exercise price of $5.00. The options vest in equal monthly installments on the last day of the month over a four-year period, with an initial vesting date of March 31, 2017. As of September 30, 2017, the Company had 2,355,937 stock options outstanding.

Note 4 — Net Income per Common Share
Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock awards using the treasury stock method. Weighted-average shares from common share equivalents in the amount of 692,509 and 629,989 for the three and nine months ended September 30, 2017, and 534,726 and 448,666 for the three and nine months ended September 30, 2016, respectively, were excluded from the respective dilutive shares outstanding because their effect was anti-dilutive.
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net income	$6,477	$3,828	$14,799	$7,490
Denominator:
Basic:
Weighted-average common shares used in computing basic net income per share	46,460	45,869	46,316	45,791
Diluted:
Add weighted-average effect of dilutive securities:
Stock options and restricted stock awards	1,169	1,416	1,206	1,366
Weighted-average common shares used in computing diluted net income per share	47,629	47,285	47,522	47,157
Net income per common share:
Basic	$0.14	$0.08	$0.32	$0.16
Diluted	$0.14	$0.08	$0.31	$0.16

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
At September 30, 2017, financial instruments include $12.1 million of cash and cash equivalents, restricted assets of $2.5 million, collateral investments of $1.1 million, and Senior Secured Credit Facility term loans, net of discount and deferred financing costs, of $69.7 million. At December 31, 2016, financial instruments include $4.9 million of cash and cash equivalents, restricted assets of $3.3 million, collateral investments of $1.1 million, and Senior Secured Credit Facility term loans, net of discount and deferred financing costs, of $74.5 million. The fair market values of cash equivalents, restricted assets, and collateral investments are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the applicable reporting period. See Note 13 – Debt for additional information regarding the Company’s term loans and Revolving Credit Facility.
At September 30, 2017 and December 31, 2016, the carrying value of the Company’s Senior Secured Credit Facility term loans and Revolving Credit Facility borrowings approximates the fair value, as the borrowings are tied to the London Interbank Offered Rate (“LIBOR”) and are market sensitive.
Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$2,490	$2,490	$—	$—
Collateral Investments:
Money Market	908	908	—	—
Certificates of Deposit	226	226	—	—

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$3,266	$3,266	$—	$—
Collateral Investments:
Money Market	906	906	—	—
Certificates of Deposit	226	226	—	—

(in thousands)	Total Gains (Losses) for the Nine Months Ended September 30,
Description	2017	2016
Restricted Assets:
Money Market	$—	$—
Collateral Investments:
Money Market	—	—
Certificates of Deposit	—	—
Assets and liabilities measured at fair value on a non-recurring basis are listed below at their carrying values as of each reporting date:

(in thousands)		Fair Value at Reporting Date Using
Description	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	23,026	—	—	23,026
Pre-publication costs, net	17,805	—	—	17,805
Other intangible assets, net	2,858	—	—	2,858

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	23,507	—	—	23,507
Pre-publication costs, net	17,397	—	—	17,397
Other intangible assets, net	4,001	—	—	4,001

(in thousands)	Total Gains (Losses) for the Nine Months Ended September 30,
Description	2017	2016
Goodwill	$—	$—
Property, equipment and software, net	—	—
Pre-publication costs, net	—	—
Other intangible assets, net	—	—

There were no significant remeasurements of these assets during the nine months ended September 30, 2017 or 2016.

Note 6 — Other Current Assets
Other current assets at September 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Deferred costs	$9,089	$8,650
Prepaid expenses	2,405	1,533
Other	18	1,052
Other current assets	$11,512	$11,235

Note 7 — Other Assets
Other assets at September 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Deferred costs, less current portion	$2,141	$1,405
Collateral investments	1,134	1,132
Deferred financing costs – revolving credit facility	575	711
Other	321	272
Other assets	$4,171	$3,520

Deferred Financing Costs
Deferred financing costs relate to costs incurred with the issuance in December 2015 of the Company’s $30.0 million Revolving Credit Facility. See Note 13 – Debt for additional information regarding the Company’s Revolving Credit Facility and the related deferred financing costs.
Collateral Investments
The Company maintains certificates of deposit to collateralize its outstanding letters of credit associated with workers’ compensation activity. At September 30, 2017 and December 31, 2016, the Company had $0.2 million in certificates of deposit serving as collateral for its outstanding letters of credit.
Additionally, the Company maintains a money market fund investment to serve as collateral for a travel card program. The balance of the money market fund investment was $0.9 million at September 30, 2017 and December 31, 2016.

Note 8 — Accrued Expenses
Accrued expenses at September 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Salaries, bonuses and benefits	$10,401	$7,820
Pension and post-retirement benefit plans	967	967
Accrued royalties	659	1,006
Other	3,288	1,927
Accrued expenses	$15,315	$11,720

Note 9 — Other Liabilities
Other liabilities at September 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Pension and post-retirement benefit plans, long-term portion	$8,169	$8,642
Deferred rent	559	688
Long-term income tax payable	465	454
Long-term deferred compensation	287	333
Other liabilities	$9,480	$10,117

Note 10 — Pension Plan
The net pension costs of the Company’s defined benefit pension plan were comprised primarily of interest costs and totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2016, respectively. The net pension costs included the amortization of accumulated net loss of $23 thousand and $69 thousand for the three and nine months ended September 30, 2017, and $38 thousand and $112 thousand for the three and nine months ended September 30, 2016, respectively.

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
The balance of UTBs was $5.9 million at September 30, 2017 and December 31, 2016. Included in the balance of unrecognized tax benefits at September 30, 2017 are approximately $0.5 million of tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining uncertain tax positions would not affect the effective tax rate, but would instead increase or would have increased available tax attributes. However, the recognition of the tax attribute would be offset by an increase in the deferred tax asset valuation allowance resulting in no net impact to the effective tax rate.
The Company recognizes interest accrued related to its UTBs and penalties as income tax expense. Related to the UTBs noted above, the Company recognized no penalties and immaterial interest during the nine months ended September 30, 2017. At September 30, 2017, the Company had liabilities of $0.1 million for penalties (gross) and $0.1 million for interest (gross).
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
Purchase Commitments
From time to time, the Company may enter into firm purchase commitments for printed inventory materials that the Company expects to use in the ordinary course of business. These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials with specific delivery dates at a fixed price over the term. These open purchase commitments totaled $0.1 million as of September 30, 2017.
Letters of Credit
The Company had letters of credit outstanding at September 30, 2017 in the amount of $0.4 million to support credit collections and workers’ compensation activity. The Company maintains certificates of deposit of $0.2 million as collateral for the letters of credit. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificates of deposit and money market fund investment are included in Collateral Investments in Note 7 – Other Assets.

Note 13 — Debt
Debt at September 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Senior secured credit facility term loans maturing December 10, 2020	$70,889	$76,150
Less: Unamortized discount	(663)	(923)
Less: Unamortized deferred financing costs	(535)	(747)
Term loans, net of discount and deferred costs	69,691	74,480
Less: Current portion of long-term debt	7,098	7,350
Long-term debt	$62,593	$67,130

The Company had no outstanding borrowings under the Revolving Credit Facility at September 30, 2017 and December 31, 2016.
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
Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or the LIBOR rate (subject to a 1.0% floor), at the Borrower’s option, plus an applicable margin.  The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans.  The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation.  The applicable margin for the Term Loan B is 4.25% for Base Rate loans and 5.25% for LIBOR loans.  As of September 30, 2017, the lowest tier of the applicable margins were in effect, and the interest rates for the Term Loan A and Term Loan B were 5.01% and 6.51%, respectively. Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%. Interest is payable in arrears every three months or less, based on the selected LIBOR interest period.
The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on fundamental changes to the Loan Parties, a maximum consolidated net leverage ratio, and minimum fixed charge coverage ratio. Upon an event of default, and after any applicable cure period, the Administrative Agent can accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants.  At September 30, 2017, the Company was in compliance with all covenants related to the Credit Facility.
The principal balances of the Senior Secured Credit Facility were issued at a discount, representing fees paid to lenders, which are amortized over the life of the debt using the effective interest rate method.  Unamortized discount at September 30, 2017 and December 31, 2016 was $0.7 million and $0.9 million, respectively.
The Company incurred debt issuance costs associated with the Senior Secured Credit Facility, which were deferred and are amortized over the term of the related debt using the effective interest method.  Unamortized deferred financing costs related to both Term Loan A and Term Loan B totaled $0.5 million at September 30, 2017 and $0.7 million at December 31, 2016, and are presented as a reduction to Long-term Debt in the Condensed Consolidated Balance Sheets.  Unamortized deferred financing costs related to the Revolving Credit Facility totaled $0.6 million at September 30, 2017 and $0.7 million at December 31, 2016, and are classified as Other Assets in the Condensed Consolidated Balance Sheets.
At September 30, 2017, the Company had outstanding principal balances of $61.3 million under Term Loan A, $9.6 million under Term Loan B, no outstanding borrowings under the Revolving Credit Facility, and had $29.8 million borrowing availability under the Revolving Credit Facility. During October 2017, the Company voluntarily prepaid the remaining $9.6 million principal amount outstanding on the Term Loan B of the Senior Secured Credit Facility and expects to incur a loss on extinguishment of $0.2 million.
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

Learning A-Z Segment
Learning A-Z is a literacy-focused PreK-6 educational provider of technology-enabled learning resources. Founded in 2002, Learning A-Z’s resources are now used by more than 5 million students in more than 175 countries. Learning A-Z provides a blend of traditional teacher-led instruction with technology-enabled resources to make teaching more effective and efficient, practice more accessible and personalized, assessment more strategic and automated, and learning more informed and proactive. With a comprehensive and blended approach, Learning A-Z delivers the tools students need without limiting a teacher’s ability to differentiate instruction as they see fit. Learning A-Z’s approach to literacy emphasizes knowledge and individual potential by recognizing that while reading and writing remain essential to attaining academic success, they are dynamic and dependent on real-world application and the incorporation of many other 21st century skills. Students today must read and write well, and they must also be able to think critically and analyze what they learn, solve problems, innovate and apply creativity, utilize advancing technology, communicate effectively orally and in writing, and collaborate with their peers. With a robust library of incredibly effective and flexible curriculum resources, Learning A-Z provides the tools teachers need to deliver personalized instruction for a wide range of student needs.
Learning A-Z operates the following subscription-based websites: Reading A-Z®, Raz-Kids®, Headsprout®, Science A-Z®, Writing A-Z™, Vocabulary A-Z™, and ReadyTest A-Z™. These websites can be purchased stand-alone or in collections, for a comprehensive solution that provides online supplemental books, lessons, assessments and other instructional resources for individual classrooms, schools, and districts. Learning A-Z’s premier offering is an integration of teacher centric Reading A-Z with student centric Raz-Kids in a bundled product marketed as Raz-Plus™.
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
Voyager Sopris Learning Segment
Voyager Sopris Learning is a leading provider of technology, materials, and professional development for educators to ensure all students graduate prepared for college, career, and satisfaction in life after K-12. It has built a nearly 40-year legacy on research and data-based curriculum development, while remaining nimble and responsive to the shifts and changes required by new standards, more demanding and rigorous content, new and competitive technological capabilities, and the needs of educators today. On a daily basis, Voyager Sopris Learning listens to the challenges of teachers and students, and its products are designed to respond to the need for exciting intervention and supplemental curricula that engage students, while remaining 100% purpose- and data-driven in their delivery. Voyager Sopris Learning programs are steeped in research and evidence, but they are also built with a deep consideration and understanding of the realities and struggles of education today. The Voyager Sopris Learning segment also includes Kurzweil Education brand solutions, which are now fully integrated within the Voyager Sopris Learning management structure.
Voyager Sopris Learning solutions include LANGUAGE!® Live, Language Essentials for Teachers of Reading and Spelling (LETRS®), Step Up to Writing®, Transmath®, Kurzweil 3000®, and Velocity™, among other instructional resources.
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

	Three Months Ended September 30, 2017
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net revenues	$18,511	$7,139	$17,873	$—	$43,523
Cost of revenues	888	980	6,060	—	7,928
Amortization expense	—	—	—	4,676	4,676
Total cost of revenues	888	980	6,060	4,676	12,604
Other operating expenses	8,454	3,283	6,627	3,738	22,102
Depreciation and amortization expense	—	—	—	670	670
Total costs and expenses	9,342	4,263	12,687	9,084	35,376
Income before interest and income taxes	9,169	2,876	5,186	(9,084)	8,147
Net interest expense	—	—	—	(1,271)	(1,271)
Income tax expense	—	—	—	(399)	(399)
Segment net income	$9,169	$2,876	$5,186	$(10,754)	$6,477
Expenditures for property, equipment, software and pre-publication costs	$2,657	$869	$1,351	$219	$5,096

	Three Months Ended September 30, 2016
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net revenues	$16,518	$6,129	$19,466	$—	$42,113
Cost of revenues	583	912	7,381	—	8,876
Amortization expense	—	—	—	4,780	4,780
Total cost of revenues	583	912	7,381	4,780	13,656
Other operating expenses	8,113	2,931	6,754	3,907	21,705
Depreciation and amortization expense	—	—	—	875	875
Total costs and expenses	8,696	3,843	14,135	9,562	36,236
Income before interest and income taxes	7,822	2,286	5,331	(9,562)	5,877
Net interest expense	—	—	—	(1,876)	(1,876)
Income tax expense	—	—	—	(173)	(173)
Segment net income	$7,822	$2,286	$5,331	$(11,611)	$3,828
Expenditures for property, equipment, software and pre-publication costs	$2,491	$819	$2,090	$5	$5,405

	Nine Months Ended September 30, 2017
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net revenues	$55,346	$20,652	$43,857	$—	$119,855
Cost of revenues	2,701	2,659	15,968	—	21,328
Amortization expense	—	—	—	13,094	13,094
Total cost of revenues	2,701	2,659	15,968	13,094	34,422
Other operating expenses	24,920	9,627	18,660	10,700	63,907
Depreciation and amortization expense	—	—	—	2,020	2,020
Total costs and expenses	27,621	12,286	34,628	25,814	100,349
Income before interest and income taxes	27,725	8,366	9,229	(25,814)	19,506
Net interest expense	—	—	—	(3,834)	(3,834)
Income tax expense	—	—	—	(873)	(873)
Segment net income	$27,725	$8,366	$9,229	$(30,521)	$14,799
Expenditures for property, equipment, software and pre-publication costs	$6,848	$2,517	$4,275	$272	$13,912

	Nine Months Ended September 30, 2016
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net revenues	$48,127	$17,492	$49,252	$—	$114,871
Cost of revenues	1,801	2,711	19,103	—	23,615
Amortization expense	—	—	—	12,905	12,905
Total cost of revenues	1,801	2,711	19,103	12,905	36,520
Other operating expenses	22,379	8,387	20,419	11,300	62,485
Depreciation and amortization expense	—	—	—	2,572	2,572
Total costs and expenses	24,180	11,098	39,522	26,777	101,577
Income before interest and income taxes	23,947	6,394	9,730	(26,777)	13,294
Net interest expense	—	—	—	(5,598)	(5,598)
Income tax expense	—	—	—	(206)	(206)
Segment net income	$23,947	$6,394	$9,730	$(32,581)	$7,490
Expenditures for property, equipment, software and pre-publication costs	$6,770	$2,174	$6,557	$670	$16,171

Note 15 — Subsequent Events
In November 2017, the Company’s ExploreLearning segment acquired IS3D, LLC, developers of Cogent Education™ Interactive Cases™ – dynamic online experiences that put students in the role of a science, technology, engineering and mathematics (STEM) professional tasked with solving a real-world problem. The Company expects to pay a total cash purchase price of $1.1 million, with $1.0 million paid at close and $0.1 million to be paid after a hold back period of approximately one year. Cogent’s award-winning Interactive Cases provide engaging and immersive contexts for learning difficult scientific concepts through authentic inquiry and problem solving. With initial availability expected by 2019, ExploreLearning plans to integrate Cogent Education resources into its Gizmos product.
In November 2017, in response to the lower-than-expected performance at the Voyager Sopris Learning segment, management completed restructuring activities to reduce its cost structure, and expects to incur approximately $1.2 million of severance costs in the fourth quarter, in addition to the $0.3 million of severance costs incurred in the third quarter.

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
Overview
Cambium Learning® Group, Inc., a Delaware corporation, is an award-winning educational technology solutions leader dedicated to helping all students reach their potential through individualized and differentiated instruction. Using a research-based, personalized approach, Cambium Learning Group delivers software as a service (SaaS) resources and instructional products that engage students and support teachers in fun, positive, safe and scalable environments. These solutions are provided through Learning A-Z® (online differentiated instruction for elementary school reading, writing and science), ExploreLearning® (online interactive math and science simulations and a math fact fluency solution), and Voyager Sopris Learning® (blended solutions that accelerate struggling learners to achieve in literacy and math and professional development for teachers). We believe that every student has unlimited potential, that teachers matter, and that data, instruction, and practice are the keys to success in the classroom and beyond.
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
Learning A-Z Segment
Learning A-Z is a literacy-focused PreK-6 educational provider of technology-enabled learning resources. Founded in 2002, Learning A-Z’s resources are now used by more than 5 million students in more than 175 countries. Learning A-Z provides a blend of traditional teacher-led instruction with technology-enabled resources to make teaching more effective and efficient, practice more accessible and personalized, assessment more strategic and automated, and learning more informed and proactive. With a comprehensive and blended approach, Learning A-Z delivers the tools students need without limiting a teacher's ability to differentiate instruction as they see fit. Learning A-Z’s approach to literacy emphasizes knowledge and individual potential by recognizing that while reading and writing remain essential to attaining academic success, they are dynamic and dependent on real-world application and the incorporation of many other 21st century skills. Students today must read and write well, and they must also be able to think critically and analyze what they learn, solve problems, innovate and apply creativity, utilize advancing technology, communicate effectively orally and in writing, and collaborate with their peers. With a robust library of incredibly effective and flexible curriculum resources, Learning A-Z provides the tools teachers need to deliver personalized instruction for a wide range of student needs.

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
Voyager Sopris Learning Segment
Voyager Sopris Learning is a leading provider of technology, materials, and professional development for educators to ensure all students graduate prepared for college, career, and satisfaction in life after K-12. It has built a nearly 40-year legacy on research and data-based curriculum development, while remaining nimble and responsive to the shifts and changes required by new standards, more demanding and rigorous content, new and competitive technological capabilities, and the needs of educators today. On a daily basis, Voyager Sopris Learning listens to the challenges of teachers and students, and its products are designed to respond to the need for exciting intervention and supplemental curricula that engage students, while remaining 100% purpose- and data-driven in their delivery. Voyager Sopris Learning programs are steeped in research and evidence, but they are also built with a deep consideration and understanding of the realities and struggles of education today. The Voyager Sopris Learning segment also includes Kurzweil Education brand solutions, which are now fully integrated within the Voyager Sopris Learning management structure.
Voyager Sopris Learning solutions include LANGUAGE!® Live, Language Essentials for Teachers of Reading and Spelling (LETRS®), Step Up to Writing®, Transmath®, Kurzweil 3000®, and Velocity™, among other instructional resources.
Acquisition of IS3D, LLC
In November 2017, the Company’s ExploreLearning segment acquired Athens, Georgia-based startup IS3D, LLC, developers of Cogent Education™ Interactive Cases™ – dynamic online experiences that put students in the role of a science, technology, engineering and mathematics (STEM) professional tasked with solving a real-world problem. The Company expects to pay a total cash purchase price of $1.1 million, with $1.0 million paid at close and $0.1 million to be paid after a hold back period of approximately one year. Cogent’s award-winning Interactive Cases provide engaging and immersive contexts for learning difficult scientific concepts through authentic inquiry and problem solving. With initial availability expected by 2019, ExploreLearning plans to integrate Cogent Education resources into its Gizmos product.
Results of Operations
Bookings
During the nine months ended September 30, 2017, consolidated Bookings increased $0.2 million to $127.4 million, compared to $127.1 million during the nine months ended September 30, 2016. Bookings by segment for the nine months ended September 30, 2017 and the percentage change from the same period of 2016 were as follows:

•	Learning A-Z: $59.7 million, increased 8.9% in the first nine months of the year compared to the prior year period, continuing its historical growth performance.

•
ExploreLearning: $22.5 million, increased 18.3% in the first nine months of the year compared to the prior year period. This segment had double-digit growth for both the Reflex math product and the Gizmos math and science simulations.

•
Voyager Sopris Learning: $45.2 million, decreased 15.2% in the first nine months of the year compared to the prior year period. The Bookings decline came primarily from the segment’s legacy print and transactional solutions, which are not the strategic focus of the segment, and were 21% lower than prior year. Bookings for the segment’s technology-enabled solutions declined 2%, falling short of Company expectations for growth this year with slow traction for the new Velocity solution combined with an expected decline in many of the older technology offerings.

LANGUAGE!Live, the segment’s digital flagship solution for technology-enabled adolescent intervention, had strong growth of 23% year-to-date and 38% for the third quarter.
We continue to execute our strategy to shift resources to subscription and technology-enabled products, which generally have higher margins than print and transactional products. For the nine months ended September 30, 2017, technology-enabled products represented approximately 77% of Bookings versus 71% for the same period of 2016. For purposes of this metric, technology-enabled products are defined as those products that are sold primarily as a technology-based solution or that could be used solely via a digital platform. For the Voyager Sopris Learning segment, several products classified as technology-enabled include supplemental print materials.
Restructuring
In November 2017, in response to the lower-than-expected performance at the Voyager Sopris Learning segment, we completed restructuring activities to reduce our cost structure. We expect full year restructuring costs to total $1.5 million, with severance expense of $0.3 million incurred in the third quarter and an additional $1.2 million expected in the fourth quarter, which will be excluded from Adjusted EBITDA and Cash Income. The 2017 restructuring activities are expected to result in approximately $3.1 million of annualized savings at the Voyager Sopris Learning segment. A leaner cost base and a flatter management structure will provide this segment with flexibility, allowing Voyager Sopris Learning time to complete its transformation as it generates profits from declining legacy products while gaining traction on the fewer, more impactful educational solutions that are expected to drive top-line growth and margin expansion over time.
During the third quarter of 2016, Voyager Sopris Learning incurred restructuring costs of $0.9 million, representing severance charges. These restructuring costs are excluded from Adjusted EBITDA and Cash Income. The Voyager Sopris Learning restructuring costs were recorded as follows: cost of revenues of $0.4 million, research and development expense of $0.3 million, sales and marketing expense of $0.2 million, and general and administrative expense of $45 thousand.
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

	Three Months Ended				Year-Over-Year Change
	September 30, 2017		September 30, 2016		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Learning A-Z	$18,511	42.5%	$16,518	39.2%	$1,993	12.1%
ExploreLearning	7,139	16.4%	6,129	14.6%	1,010	16.5%
Voyager Sopris Learning	17,873	41.1%	19,466	46.2%	(1,593)	(8.2)%
Total net revenues	43,523	100.0%	42,113	100.0%	1,410	3.3%
Cost of revenues:
Learning A-Z	888	2.0%	583	1.4%	(305)	(52.3)%
ExploreLearning	980	2.3%	912	2.2%	(68)	(7.5)%
Voyager Sopris Learning	6,060	13.9%	7,381	17.5%	1,321	17.9%
Amortization expense	4,676	10.7%	4,780	11.4%	104	2.2%
Total cost of revenues	12,604	29.0%	13,656	32.4%	1,052	7.7%
Research and development expense	3,352	7.7%	3,301	7.8%	(51)	(1.5)%
Sales and marketing expense	12,771	29.3%	12,152	28.9%	(619)	(5.1)%
General and administrative expense	5,565	12.8%	5,872	13.9%	307	5.2%
Shipping and handling costs	414	1.0%	380	0.9%	(34)	(8.9)%
Depreciation and amortization expense	670	1.5%	875	2.1%	205	23.4%
Income before interest and income taxes	8,147	18.7%	5,877	14.0%	2,270	38.6%
Net interest expense	(1,271)	(2.9)%	(1,876)	(4.5)%	605	32.2%
Income tax expense	(399)	(0.9)%	(173)	(0.4)%	(226)	(130.6)%
Net income	$6,477	14.9%	$3,828	9.1%	$2,649	69.2%

Net revenues
Net revenues increased during the three months ended September 30, 2017 by 3.3% to $43.5 million, compared to $42.1 million during the same period of 2016. Increased net revenues in Learning A-Z and ExploreLearning offset lower net revenues in Voyager Sopris Learning. Net revenues by segment were as follows:

•
Learning A-Z’s net revenues were $18.5 million, increasing $2.0 million, or 12.1%, in the quarter ended September 30, 2017 compared to the same period of 2016. The year-over-year growth in net revenues is the result of Learning A-Z’s continued trend of Bookings growth.

•
ExploreLearning’s net revenues were $7.1 million, increasing $1.0 million, or 16.5%, during the quarter ended September 30, 2017 compared to the same period of 2016. The increase in net revenues is due to ExploreLearning’s continued strong Bookings performance.

•
Voyager Sopris Learning’s net revenues were $17.9 million, decreasing $1.6 million, or 8.2%, during the quarter ended September 30, 2017 compared to the same period of 2016. The year-over-year decline in revenues is the result of Voyager Sopris Learning’s Bookings decline.

Cost of revenues
Cost of revenues primarily include print and royalty costs, and expenses to purchase, handle and warehouse product, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $0.9 million, or 10.7%, to $7.9 million in the third quarter of 2017 compared to $8.9 million in the same period of 2016. Cost of revenues benefited year-over-year from the increasing contribution from higher-margin technology-enabled solutions. The Learning A-Z and ExploreLearning segments, which are delivered on-line and have no royalty costs, comprised 58.9% of net revenues in the third quarter of 2017 compared to 53.8% of net revenues in the third quarter of 2016. Cost of revenues by segment were as follows:

•	Learning A-Z’s cost of revenues increased by $0.3 million, to $0.9 million due to the higher volume of subscriptions as well as increased customer support initiatives.

•	ExploreLearning’s cost of revenues increased slightly by $0.1 million to $1.0 million in the quarter ended September 30, 2017 compared to the same period of 2016.

•
Voyager Sopris Learning’s cost of revenues decreased $1.3 million or 17.9%, to $6.1 million in the quarter ended September 30, 2017 compared to $7.4 million in the third quarter of 2016. The decrease in cost of revenues was due to the year-over-year decline in revenue, the cost right-sizing activities completed in 2016 and the third quarter 2016 restructuring costs of $0.4 million.

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology product development. Amortization expense was $4.7 million in the third quarter of 2017, a decrease of $0.1 million compared to the same period of 2016. The change was due to a decrease in amortization of acquired publishing rights and curriculum of $0.3 million, partially offset by an increase in amortization of developed pre-publication and technology product development of $0.2 million.
Research and development expense
Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization. Research and development expense was $3.4 million in the third quarter of 2017, an increase of $0.1 million compared to the same period of 2016. The increase is due to planned investments to support growth initiatives at Learning A-Z and ExploreLearning which were partially offset by decreases at Voyager Sopris Learning.
Sales and marketing expense
Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the third quarter of 2017 increased $0.6 million to $12.8 million compared to $12.2 million for the third quarter of 2016. The increase is due to planned investments to support growth initiatives at Learning A-Z and ExploreLearning.
General and administrative expense
General and administrative expenses in the third quarter of 2017 were $5.6 million, a decrease of $0.3 million or 5.2%, from the third quarter of 2016, due to partial write-off to bad debt expense of accounts receivable related to a large international reseller for Learning A-Z during the third quarter of 2016. An additional $0.2 million of bad debt expense was recorded in the fourth quarter of 2016.

Shipping and handling costs
Shipping and handling costs for the quarter ended September 30, 2017 increased slightly to $0.4 million, from the third quarter of 2016.
Depreciation and amortization expense
Depreciation and amortization expense decreased $0.2 million, or 23.4%, to $0.7 million for the three months ended September 30, 2017, due to a decrease in amortization of acquired trade names and customer lists.
Net interest expense
Net interest expense decreased by $0.6 million, or 32.2%, to $1.3 million in the third quarter of 2017 compared to the same period in 2016 as a result of the scheduled debt amortization payments and voluntary prepayments made during 2016.
Income tax expense
We recorded an income tax expense of $0.4 million for the third quarter of 2017. We continue to maintain a valuation allowance against our deferred tax assets, which eliminates any non-current tax benefit generated.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

	Nine Months Ended				Year Over Year Change
	September 30, 2017		September 30, 2016		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Learning A-Z	$55,346	46.2%	$48,127	41.9%	$7,219	15.0%
ExploreLearning	20,652	17.2%	17,492	15.2%	3,160	18.1%
Voyager Sopris Learning	43,857	36.6%	49,252	42.9%	(5,395)	(11.0)%
Total net revenues	119,855	100.0%	114,871	100.0%	4,984	4.3%
Cost of revenues:
Learning A-Z	2,701	2.3%	1,801	1.6%	(900)	(50.0)%
ExploreLearning	2,659	2.2%	2,711	2.4%	52	1.9%
Voyager Sopris Learning	15,968	13.3%	19,103	16.6%	3,135	16.4%
Amortization expense	13,094	10.9%	12,905	11.2%	(189)	(1.5)%
Total cost of revenues	34,422	28.7%	36,520	31.8%	2,098	5.7%
Research and development expense	9,744	8.1%	9,440	8.2%	(304)	(3.2)%
Sales and marketing expense	37,871	31.6%	36,309	31.6%	(1,562)	(4.3)%
General and administrative expense	15,565	13.0%	15,976	13.9%	411	2.6%
Shipping and handling costs	727	0.6%	760	0.7%	33	4.3%
Depreciation and amortization expense	2,020	1.7%	2,572	2.2%	552	21.5%
Income before interest and income taxes	19,506	16.3%	13,294	11.6%	6,212	46.7%
Net interest expense	(3,834)	(3.2)%	(5,598)	(4.9)%	1,764	31.5%
Income tax expense	(873)	(0.7)%	(206)	(0.2)%	(667)	(323.8)%
Net income	$14,799	12.3%	$7,490	6.5%	$7,309	97.6%
Net revenues
Net revenues increased during the nine months ended September 30, 2017 by 4.3% to $119.9 million, compared to $114.9 million during the same period of 2016. Increased net revenues in Learning A-Z and ExploreLearning offset lower net revenues in Voyager Sopris Learning. Net revenues by segment were as follows:

•
Learning A-Z’s net revenues were $55.3 million, increasing $7.2 million, or 15.0%, in the nine months ended September 30, 2017 compared to the same period of 2016. The year-over-year growth in net revenues is the result of Learning A-Z’s continued trend of Bookings growth.

•
ExploreLearning’s net revenues were $20.7 million, increasing $3.2 million, or 18.1%, during the nine months ended September 30, 2017 compared to the same period of 2016. The increase in net revenues is due to ExploreLearning’s continued strong Bookings performance.

•
Voyager Sopris Learning’s net revenues were $43.9 million, decreasing $5.4 million, or 11.0%, during the nine months ended September 30, 2017 compared to the same period of 2016. The year-over-year decline in revenues is the result of Voyager Sopris Learning’s Bookings decline. The decline in net revenues was less than the Bookings decline of 15.2% due to the recognition of prior period Bookings for technology deliverables, which are recognized pro rata over the applicable subscription periods.

Cost of revenues
Cost of revenues primarily include print and royalty costs, and expenses to purchase, handle and warehouse product, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $2.3 million, or 9.7%, to $21.3 million in the first nine months of 2017 compared to $23.6 million in the same period of 2016. Cost of revenues benefited year-over-year from the increasing contribution from higher-margin technology-enabled solutions. The Learning A-Z and ExploreLearning segments, which are delivered on-line and have no royalty costs, comprised 63.4% of net revenues in the first nine months of 2017 compared to 57.1% of net revenues in the same period of 2016. Cost of revenues by segment were as follows:

•	Learning A-Z’s cost of revenues increased $0.9 million, to $2.7 million due to the higher volume of subscriptions in addition to an increase in customer support initiatives.

•	ExploreLearning’s cost of revenues decreased slightly to $2.7 million in the nine months ended September 30, 2017 compared to the same period of 2016.

•
Voyager Sopris Learning’s cost of revenues decreased $3.1 million, to $16.0 million in the nine months ended September 30, 2017 compared to $19.1 million in the first nine months of 2016. The decrease in cost of revenues was due to the year-over-year decline in revenue, coupled with savings from careful expense management and the cost right-sizing activities completed in 2016.

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology product development. Amortization expense was $13.1 million in the first nine months of 2017, an increase of $0.2 million compared to the same period of 2016. The change was due to an increase in amortization of developed pre-publication and technology product development of $1.2 million, partially offset by a decrease in amortization of acquired publishing rights and curriculum of $1.0 million.
Research and development expense
Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization. Research and development expense was $9.7 million in the first nine months of 2017, an increase of $0.3 million compared to the same period of 2016. The increase is due to planned investments to support growth initiatives at Learning A-Z and ExploreLearning, partially offset by decreases at Voyager Sopris Learning due to planned reductions in development in 2017 after the release of the Velocity product in 2016.
Sales and marketing expense
Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the first nine months of 2017 increased $1.6 million to $37.9 million compared to $36.3 million for the first nine months of 2016. The increase is due to planned increases at Learning A-Z of $1.5 million and ExploreLearning of $1.0 million, which were partially offset by a decrease of $0.9 million at Voyager Sopris Learning.
General and administrative expense
General and administrative expenses in the first nine months of 2017 were $15.6 million, a decrease of $0.4 million or 2.6%, from the same period of 2016, due primarily to bad debt expense in 2016 related to a large international reseller for Learning A-Z. An additional $0.2 million of bad debt expense was recorded in the fourth quarter of 2016. Cost savings at Voyager Sopris Learning were offset by restructuring costs of $0.3 million during the third quarter of 2017.
Shipping and handling costs
Shipping and handling costs for the nine months ended September 30, 2017 decreased slightly to $0.7 million, commensurate with lower print revenues.

Depreciation and amortization expense
Depreciation and amortization expense decreased $0.6 million, or 21.5%, to $2.0 million for the nine months ended September 30, 2017, due to a decrease in amortization of acquired trade names and customer lists.
Net interest expense
Net interest expense decreased by $1.8 million, or 31.5%, to $3.8 million in the first nine months of 2017 compared to the same period in 2016 as a result of the scheduled debt amortization payments and voluntary prepayments made during 2016.
Income tax expense
We recorded an income tax expense of $0.9 million for the nine months ended September 30, 2017. We continue to maintain a valuation allowance against our deferred tax assets, which eliminates any non-current tax benefit generated.
Liquidity and Capital Resources
Our primary sources of liquidity are cash balances, cash flow from operations, and the Revolving Credit Facility that we entered into in December 2015, as described below. Sales seasonality attributable to the buying cycle of school districts, which generally starts at the beginning of each new school year in the fall, affects our operating cash flow. As a result of this inherent seasonality, we normally incur a net cash deficit from all of our activities in the first and second quarters of the year and we normally generate cash in the third and fourth quarters of the year. We expect borrowings under the Revolving Credit Facility to vary according to this seasonality, and accounts receivable balances are normally at their highest at the end of the third quarter. At September 30, 2017, our cash balances were $12.1 million, our net accounts receivable were $30.7 million, we had no outstanding borrowings under the Revolving Credit Facility, and we had $29.8 million of availability under the Revolving Credit Facility.
During October 2017, we voluntarily prepaid the remaining $9.6 million principal amount outstanding on the Term Loan B of the Senior Secured Credit Facility and expect to incur a loss on extinguishment of $0.2 million. In November 2017, we paid $1.0 million related to the acquisition of IS3D, LLC, developers of Cogent Education™ Interactive Cases™, with an additional $0.1 million to be paid after a hold back period of approximately one year.
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
Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or LIBOR (subject to a 1.0% floor), at our option, plus an applicable margin. The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans. The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation. The applicable margin for the Term Loan B is 4.25% for Base Rate loans and 5.25% for LIBOR loans. As of September 30, 2017, we qualified for the lowest applicable margin, and the interest rate for the Term Loan A was 5.01%, and the interest rate for the Term Loan B was 6.51%. Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%. Interest is payable in arrears every three months or less, based on the selected LIBOR interest period.
The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, and limitations on fundamental changes. A maximum consolidated net leverage ratio and minimum fixed charge coverage ratio were effective beginning in the first quarter of 2016. Upon an event of default, and after any applicable cure period, the Administrative Agent could elect to accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants. At September 30, 2017, the Company was in compliance with all covenants related to the Senior Secured Credit Facility.

Summary of Cash flows
Cash provided by (used in) our operating, investing and financing activities is summarized below:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Operating activities	$25,570	$21,758
Investing activities	(13,912)	(16,171)
Financing activities	(4,495)	(2,494)
Operating activities. Cash provided by operating activities was $25.6 million and $21.8 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in cash provided by operations is due to the improved operational results, combined with improvements in cash usage in the first nine months of 2017, including incentive compensation payments that were $1.3 million lower than prior year, the return of $1.0 million of cash from certificate of deposit and bond collateral during the nine months ended September 30, 2017, and cash interest payments that were $1.6 million lower than the nine months ended September 30, 2016.
Investing activities. Cash used in investing activities was related to capital expenditures, and was $13.9 million for the nine months ended September 30, 2017 compared to $16.2 million during the same period of 2016, declining by $2.3 million, as a result of lower spend at the Voyager Sopris Learning segment which had higher 2016 expenditures due to the launch of the Velocity solution.
Financing activities. Cash used in financing activities was $4.5 million for the nine months ended September 30, 2017 compared to $2.5 million for the nine months ended September 30, 2016. Cash outflows for the nine months ended September 30, 2017 included scheduled principal payments on the Senior Secured Credit Facility of $5.3 million. Cash inflows for the nine months ended September 30, 2017 included $0.8 million of proceeds from the exercise of stock options. Financing outflows for the nine months ended September 30, 2016 included scheduled principal payments of the Senior Secured Credit Facility of $2.9 million. Cash inflows for the nine months ended September 30, 2016 included $0.4 million of proceeds from the exercise of stock options. Borrowings and repayments under the Revolving Credit Facility netted to zero during the nine months ended September 30, 2017 and September 30, 2016.
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

Reconciliations of Operational and Non-GAAP Measures
Bookings is an internal, operational metric that measures the total dollar value of customer orders in a period, regardless of the timing of the related revenue recognition. We consider Bookings a leading indicator of revenues. Below are reconciliations of Bookings to Net Revenues and of Net Income to EBITDA, Adjusted EBITDA, and Cash Income for the three and nine months ended September 30, 2017 and 2016:
Reconciliation of Bookings to Net Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Bookings	$78,538	$74,220	$127,391	$127,143
Change in deferred revenues	(35,065)	(32,021)	(7,646)	(12,078)
Other (a)	50	(86)	110	(194)
Net revenues	$43,523	$42,113	$119,855	$114,871

 Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Cash Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net income	$6,477	$3,828	$14,799	$7,490
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	5,346	5,655	15,114	15,477
Net interest expense	1,271	1,876	3,834	5,598
Income tax expense	399	173	873	206
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	13,493	11,532	34,620	28,771
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Restructuring costs(b)	281	930	281	930
Merger, acquisition and disposition activities(c)	138	144	477	445
Stock-based compensation and expense(d)	217	234	641	681
Adjusted EBITDA	14,129	12,840	36,019	30,827
Change in deferred revenues	35,065	32,021	7,646	12,078
Change in deferred costs	(3,906)	(3,574)	(1,175)	(1,241)
Capital expenditures	(5,096)	(5,405)	(13,912)	(16,171)
Cash income	$40,192	$35,882	$28,578	$25,493

Reconciliation of Bookings to Net Revenues by Segment – 2017

	Three Months Ended September 30, 2017
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
Bookings	$38,136	$13,742	$26,660	$78,538
Change in deferred revenues	(19,625)	(6,755)	(8,685)	(35,065)
Other (a)	—	152	(102)	50
Net revenues	$18,511	$7,139	$17,873	$43,523

	Nine Months Ended September 30, 2017
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
Bookings	$59,696	$22,506	$45,189	$127,391
Change in deferred revenues	(4,350)	(1,901)	(1,395)	(7,646)
Other (a)	—	47	63	110
Net revenues	$55,346	$20,652	$43,857	$119,855

Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Cash Income by Segment – 2017

	Three Months Ended September 30, 2017
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net income	$9,169	$2,876	$5,186	$(10,754)	$6,477
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	5,346	5,346
Net interest expense	—	—	—	1,271	1,271
Income tax expense	—	—	—	399	399
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	9,169	2,876	5,186	(3,738)	13,493
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Restructuring costs(b)	—	—	281	—	281
Merger, acquisition and disposition activities(c)	—	—	—	138	138
Stock-based compensation and expense(d)	53	30	67	67	217
Adjusted EBITDA	9,222	2,906	5,534	(3,533)	14,129
Change in deferred revenues	19,625	6,755	8,685	—	35,065
Change in deferred costs	(1,585)	(624)	(1,697)	—	(3,906)
Capital expenditures - product development	(2,020)	(667)	(1,150)	—	(3,837)
Capital expenditures - general expenditures	(637)	(202)	(201)	(219)	(1,259)
Cash income	$24,605	$8,168	$11,171	$(3,752)	$40,192

	Nine Months Ended September 30, 2017
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net income	$27,725	$8,366	$9,229	$(30,521)	$14,799
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	15,114	15,114
Net interest expense	—	—	—	3,834	3,834
Income tax expense	—	—	—	873	873
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	27,725	8,366	9,229	(10,700)	34,620
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Restructuring costs(b)	—	—	281	—	281
Merger, acquisition and disposition activities(c)	—	—	—	477	477
Stock-based compensation and expense(d)	153	84	212	192	641
Adjusted EBITDA	27,878	8,450	9,722	(10,031)	36,019
Change in deferred revenues	4,350	1,901	1,395	—	7,646
Change in deferred costs	(423)	(131)	(621)	—	(1,175)
Capital expenditures - product development	(5,818)	(2,148)	(3,959)	—	(11,925)
Capital expenditures - general expenditures	(1,030)	(369)	(316)	(272)	(1,987)
Cash income	$24,957	$7,703	$6,221	$(10,303)	$28,578

Reconciliation of Bookings to Net Revenues by Segment – 2016

	Three Months Ended September 30, 2016
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
Bookings	$34,795	$11,663	$27,762	$74,220
Change in deferred revenues	(18,258)	(5,747)	(8,016)	(32,021)
Other (a)	(19)	213	(280)	(86)
Net revenues	$16,518	$6,129	$19,466	$42,113

	Nine Months Ended September 30, 2016
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
Bookings	$54,826	$19,028	$53,289	$127,143
Change in deferred revenues	(6,610)	(1,728)	(3,740)	(12,078)
Other (a)	(89)	192	(297)	(194)
Net revenues	$48,127	$17,492	$49,252	$114,871

Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Cash Income by Segment – 2016

	Three Months Ended September 30, 2016
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net income	$7,822	$2,286	$5,331	$(11,611)	$3,828
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	5,655	5,655
Net interest expense	—	—	—	1,876	1,876
Income tax expense	—	—	—	173	173
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	7,822	2,286	5,331	(3,907)	11,532
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Restructuring costs(b)	—	—	930	—	930
Merger, acquisition and disposition activities(c)	—	—	—	144	144
Stock-based compensation and expense(d)	55	32	73	74	234
Adjusted EBITDA	7,877	2,318	6,334	(3,689)	12,840
Change in deferred revenues	18,258	5,747	8,016	—	32,021
Change in deferred costs	(1,863)	(678)	(1,033)	—	(3,574)
Capital expenditures - product development	(2,004)	(692)	(1,917)	—	(4,613)
Capital expenditures - general expenditures	(487)	(127)	(173)	(5)	(792)
Cash income	$21,781	$6,568	$11,227	$(3,694)	$35,882

	Nine Months Ended September 30, 2016
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net income	$23,947	$6,394	$9,730	$(32,581)	$7,490
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	15,477	15,477
Net interest expense	—	—	—	5,598	5,598
Income tax expense	—	—	—	206	206
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	23,947	6,394	9,730	(11,300)	28,771
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Restructuring costs(b)	—	—	930	—	930
Merger, acquisition and disposition activities(c)	—	—	—	445	445
Stock-based compensation and expense(d)	167	92	214	208	681
Adjusted EBITDA	24,114	6,486	10,874	(10,647)	30,827
Change in deferred revenues	6,610	1,728	3,740	—	12,078
Change in deferred costs	(506)	(319)	(416)	—	(1,241)
Capital expenditures - product development	(5,818)	(1,824)	(6,101)	—	(13,743)
Capital expenditures - general expenditures	(952)	(350)	(456)	(670)	(2,428)
Cash income	$23,448	$5,721	$7,641	$(11,317)	$25,493

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

(b)
Restructuring costs are related to severance charges in the Company’s Voyager Sopris Learning segment in the third quarter of 2016 and 2017, as part of efforts to reduce the cost structure of this segment.

(c)	Costs are related to merger and acquisition activities including due diligence and other non-operational charges such as pension.

(d)	Stock-based compensation and expense is related to our outstanding options and restricted stock awards.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of September 30, 2017 that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenues, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We have made no material changes to any of the critical accounting policies discussed in our 2016 Form 10-K through September 30, 2017.
Recently Issued Financial Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new revenue guidance defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The guidance requires improved disclosures to help users of the financial statements better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 allows for either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The original effective date was for annual periods beginning after December 15, 2016. On July 9, 2015, the FASB elected to defer the effective date of the new revenue recognition standard by one year, for annual periods beginning after December 15, 2017. The Company expects to adopt this guidance using the modified retrospective approach on January 1, 2018. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and cannot reliably estimate the potential impact of adopting the new standard. However, the Company has concluded that revenue recognition for its most significant revenue stream—subscription-based educational technology solutions—will not change under the new accounting standard and will continue to be recognized pro rata over the subscription period.
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) Scope of Modification Accounting (ASU 2017-09). The ASU provides guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company has early adopted ASU 2017-09 in the third quarter of 2017 with no material impact to the financial statements.

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
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as such factors could materially affect the Company’s business, financial condition, or future results. In the three months ended September 30, 2017, there were no material changes to the risk factors disclosed in the Company’s 2016 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 6. Exhibits.
The following exhibits are filed as part of this report.

Exhibit Number	Description

10.1	Amendment No. 1 to Office Lease Agreement, dated October 4, 2017, between PAR Capital-Briargrove, LLC and Cambium Learning, Inc.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.

101.def	XBRL Taxonomy Extension Definition Linkbase Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned duly authorized officer of the registrant.

CAMBIUM LEARNING GROUP, INC.

Date: November 13, 2017	/s/ Barbara Benson
Barbara Benson,
Chief Financial Officer (Principal Financial Officer)