Form 10-K
period 2017-12-31
CAMBIUM LEARNING GROUP, INC.
filed 2018-03-07
CIK 1466815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant was $70,182,560 based on the closing sale price of the registrant’s common stock on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market.
As of February 28, 2018, there were 46,859,127 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2018 Annual Stockholders Meeting, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

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

Item 1. Business.
Unless otherwise expressly indicated in this Item 1, the discussions set forth herein are as of December 31, 2017. The “Company,” “we,” “us,” or “our” when used in this report refers to Cambium Learning Group, Inc. and its predecessors and consolidated subsidiaries, as the context requires.
Overview
Cambium Learning® Group, Inc., a Delaware corporation formed in 2009, is an award-winning educational technology solutions leader dedicated to helping all students reach their potential through individualized and differentiated instruction. Using a research-based, personalized approach, Cambium Learning Group delivers software as a service (SaaS) resources and instructional products that engage students and support teachers in fun, positive, safe and scalable environments. These solutions are provided through Learning A-Z® (online differentiated instruction for elementary school reading, writing and science), ExploreLearning® (online interactive math and science simulations and a math fact fluency solution), and Voyager Sopris Learning® (blended solutions that accelerate struggling learners to achieve in literacy and math and professional development for teachers). The following core beliefs form the foundation of our value proposition:

•
Every student has untapped potential. Our solutions recognize that each student has a unique set of skills, aptitudes, and experiences that he or she brings to the classroom, which is why our programs provide individualized learning paths and personalized learning environments that honor and build from where a student’s academic journey begins.

•
Teachers are the foundation—their importance must be valued. We believe that the biggest contributing factor to a student’s success in school is the presence of a knowledgeable and caring teacher, so our curriculum support and professional development services promote a true partnership that is flexible to unique needs.

•
Data, instruction, and practice drive improvement. The unique capabilities afforded through technology give teachers and students more agility—easily enabling them to not only adapt, engage, mobilize, and move learning beyond the classroom walls, but also to quantify progress, respond to data trends, and individualize instruction like never before.

Our company builds products upon these foundational beliefs, which are aligned with market needs. Proof of this market alignment is demonstrated, in part, by the awards and accolades that we continued to receive throughout 2017 from a variety of industry publications.
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
Early Elementary, Writing Website: Writing A-ZTM by Learning A-Z
Early Elementary, Science Website: Science A-Z® by Learning A-Z
Early Elementary, Critical Thinking Skills Website: Raz-PlusTM by Learning A-Z
Upper Elementary, Science Website: Science A-Z by Learning A-Z
Upper Elementary, Test Skills Website: ReadyTest A-ZTM by Learning A-Z
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
2017 CODiE Awards
In July 2017, Headsprout by Learning A-Z received a 2017 CODiE Award for Best Reading / English Language Arts Instructional Solution, representing the 6th consecutive year the Company has received at least one CODiE award. Since 1986, the Software and Information Industry Association (SIIA) CODiE Awards have recognized software and information companies for achievement and vision. It is the only peer-reviewed program in the content, education, and software industry.
2017 35th Annual Awards of Excellence by Tech & Learning Magazine
In November 2017, Learning A-Z was among the winners of Tech & Learning magazine’s 35th Annual Awards of Excellence for New Products for its Raz-Kids product. The Tech & Learning Awards of Excellence recognize both new and upgraded education technology products. Judges evaluated more than 150 applicants using four criteria: quality and effectiveness, ease of use, creative use of technology, and suitability for use in an educational environment.
2018 Teachers’ Choice Awards for the Classroom
In early 2018, Learning A-Z was among the winners of Learning magazine’s annual Teachers’ Choice Awards for the Classroom for its Raz-Kids product. For 24 years, the Teachers’ Choice Awards for the Classroom has spotlighted the very best in classroom-tested, teacher-recommended products.

Segment and Product Information
We have three reportable segments with separate management teams and infrastructures that offer various products and services: Learning A-Z, ExploreLearning, and Voyager Sopris Learning. During 2017, net revenues were $75.1 million for Learning A-Z, $27.9 million for ExploreLearning, and $55.2 million for Voyager Sopris Learning. Segment results of operations include Other, which consists of unallocated shared services, such as accounting, legal, human resources and corporate related items, as well as depreciation and amortization expense, goodwill impairment, interest income and expense, loss on extinguishment of debt and income taxes. We do not allocate any of these costs to our segments, and our chief operating decision maker evaluates performance of operating segments excluding these items. Further information is available in our Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K.
Learning A-Z Segment
Learning A-Z is a literacy-focused PreK-6 educational provider of technology-enabled learning resources. Founded in 2002, Learning A-Z’s resources are now used by more than 5 million students in more than 170 countries. Learning A-Z products blend traditional teacher-led instruction with robust online resources to make teaching more effective and efficient, practice more accessible and personalized, assessment more strategic and automated, and learning more informed and proactive. With a comprehensive and blended approach, Learning A-Z delivers the tools students need without limiting a teacher’s ability to differentiate instruction as they see fit. Learning A-Z’s approach to literacy emphasizes knowledge and individual potential by recognizing that while reading and writing remain essential to attaining academic success, they are dynamic and dependent on real-world application and the incorporation of many other 21st century skills. Students today must read and write well, and they must also be able to think critically and analyze what they learn, solve problems, innovate and apply creativity, utilize advancing technology, communicate effectively orally and in writing, and collaborate with their peers. With a robust library of incredibly effective and flexible curriculum resources, Learning A-Z provides the tools teachers need to deliver personalized instruction for a wide range of student needs.
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
Vocabulary A-Z™ is an online resource that helps educators easily incorporate vocabulary into day-to-day instruction. The web site offers hundreds of resources and contains over 15,000 student-centric words to help make teaching vocabulary in the classroom effective, easy, and fun. Teachers can quickly create their own custom word lists with auto-generated five-day lesson plans and assessments or can choose from a collection of pre-made lists and lessons that include standards-based academic vocabulary, Dolch sight words, Marzano word lists, and high-frequency words. Lessons are designed to teach words based on context and meaning, not memorization, and support an array of subject-based units in grades K-6.
ReadyTest A-Z is an online resource that prepares students for success on high-stakes English Language Arts assessments. With the collection of teacher-led test-taking lessons and grade-appropriate practice tests, students and educators have the tools they need to develop students’ close reading skills, improve testing self-confidence, strengthen test-taking stamina, and complete performance tasks, technology items, and constructed response. ReadyTest A-Z comes with a set of lessons teachers use to introduce and model skills students will need to become successful test takers, including mastery of complex literary and informational reading through the practice of analyzing text and thinking critically, reading questions closely, inferring meaning from text, and answering text-dependent questions and building arguments using evidence from the text.
ExploreLearning Segment
ExploreLearning makes online solutions that help students succeed in math and science. ExploreLearning combines research-proven instructional methods with innovative technology to create new pathways for learning. Founded in 1999, ExploreLearning solutions are now used in every U.S. state and over 50 countries worldwide. ExploreLearning offers two products that supplement core instruction in the classroom: Gizmos for grades 3-12 and Reflex for grades 2-8. Gizmos is a library of over 400 inquiry-based math and science simulations that help students make connections and draw conclusions through interaction, visualization and what-if exploration. Reflex is a highly-effective, game-based math fact fluency system that helps students of all ability levels succeed by continually adapting to students’ instructional needs and providing motivational rewards for their effort.
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
Voyager Sopris Learning Segment
Voyager Sopris Learning is a leading provider of technology, materials, and professional development for educators to ensure all students graduate prepared for college, career, and satisfaction in life after K-12. It has built a nearly 40-year legacy on research and data-based curriculum development, while remaining nimble and responsive to the shifts and changes required by new standards, more demanding and rigorous content, new and competitive technological capabilities, and the needs of educators today. On a daily basis, Voyager Sopris Learning listens to the challenges of teachers and students, and its products are designed to respond to the need for exciting intervention and supplemental curricula that engage students, while remaining

100% purpose-and data-driven in their delivery. Voyager Sopris Learning programs are steeped in research and evidence, but they are also built with a deep consideration and understanding of the realities and struggles of education today. The Voyager Sopris Learning segment also includes Kurzweil Education brand solutions, which are now fully integrated within the Voyager Sopris Learning management structure.
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
Language Essentials for Teachers of Reading and Spelling (LETRS®), authored also by Louisa Moats, Ed.D., is the expertly designed professional development solution for educators who are responsible for teaching and improving PreK-12 instruction in reading, writing, and spelling. Beyond the routines and lesson plans of adopted reading programs, it is important that educators understand the language structures they are teaching, how students learn to read and write, and the reasons some children struggle. LETRS gives teachers this knowledge while addressing each component of reading instruction-phonemic awareness, phonics and word study, oral language, vocabulary, reading fluency and automaticity, comprehension, assessment, and writing. Through LETRS, teachers and reading coaches gain a deeper understanding of language structure and how to help struggling readers. LETRS and the national cadre of expert trainers, all of whom were once educators, help teachers apply best practice in teaching reading in the classroom every day. The LETRS family of products includes Principal’s Primer for Increasing Reading Achievement.
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
TransMath®, authored by mathematics expert John Woodward, Ph.D., is a comprehensive, skill-based mathematics intervention program developed specifically for students in grades 5-10 who are two or more years behind in math on standardized grade level tests and lack the necessary skills for successful entry into algebra. The program is an intensive support for the remediation and acceleration of middle and high school students, including students in special education, who are experiencing academic difficulties in the area of math. TransMath’s explicit and systematic instruction addresses students’ gaps in procedural fluency, conceptual understanding, strategic competence, adaptive reasoning, and productive disposition. TransMath’s integrated technology and engaging visual representations support differentiated learning needs.
Vmath®, is a targeted math intervention program for struggling students in grades 2-8 that provides additional opportunities to master critical math concepts and skills. Vmath is specifically designed to reinforce grade-level expectations. Through a balanced, systematic approach, Vmath creates successful learning experiences for students and develops confident, independent learners of mathematics. The Vmath family of products also includes Vmath Summer Adventure, a 2-8 summer school program that shores up summer learning loss in math and VmathLive®, a K-8 motivational online program that provides purposeful math practice.
VelocityTM is a K-5 supplemental literacy intervention and the next generation in adaptive instruction-transforming the classroom and empowering both students and teachers like no other program. Each Velocity student embarks on a learning path that is unique to his or her skills and abilities, meaning no two students will have the same experience. Velocity functions as an extension of the teacher’s presence in the classroom—by continually monitoring each student’s understanding of skills, instantly adjusting lessons to make them more effective for each individual, and then providing actionable insights to the teacher in order to make the most of instructional time.
Kurzweil 3000 is a reading, writing, and learning software for an array of students who struggle. Widely recognized as one of the most comprehensive and integrated solutions for addressing language and literacy difficulties, Kurzweil 3000 embraces and supports the concept of Universal Design for Learning (UDL) by making print and electronic material available to a broad spectrum of students. Kurzweil 3000 uses a multisensory approach—presenting print or electronic text on the computer screen with added visual and auditory accessibility. It incorporates a host of dynamic features (including powerful decoding, study skills, and test taking tools) designed to support each individual’s learning style and promote active learning. For students who have difficulty physically accessing curriculum materials, it provides a digital means of engaging with text and supports students who use alternative methods for accessing the computer. Kurzweil 3000 allows students with disabilities to access the regular education curriculum, and the software’s versatility allows school districts to meet a variety of students’ learning needs using just one program—regardless of the grade level or curriculum area.
Other significant Voyager Sopris Learning solutions include the following: DIBELS Next®, a K-6 valid and reliable reading screener that predicts student reading success; Read Well®, a K-3 literacy program that focuses on readability to teach fundamental literacy skills; REWARDS®, a 3-12 supplemental program that provides strategies for reading multisyllabic words; TimeWarp Plus®, a K-8 extended-day and/or summer school program that supplements reading instruction; and LANGUAGE!® The Comprehensive Literacy Curriculum, an intensive intervention for students in grades 4-12 who are substantially below grade-level expectations for literacy.
Industry Information
The majority of our sales are to public school districts in the United States, although we also sell both domestically and internationally to other types of customers, including private and charter schools, teachers, home school and parent consumers, and other companies that bundle our products with their offerings. Our public school district customers are largely dependent on federal, state, and local funding to purchase our products. While estimates on the total size of the market vary, recent industry reports estimate that the amount that is spent in the United States on instructional materials and services is approximately $8.6 billion, with digital sales now capturing more than half of this amount.
The K-12 education market has been impacted by the adoption of rigorous state standards designed to ensure students obtain the skills and knowledge in their K-12 education careers to graduate high school able to succeed in entry-level, credit-bearing academic college courses and in workforce training programs. Almost all states have moved toward more rigorous standards, adopting either their own state-specific standards or the Common Core State Standards which were designed to establish a single set of clear educational standards throughout the country for grades K-12. We believe schools and districts will augment and replace instructional materials to align to the new standards and to prepare students for assessments measuring progress against the new rigorous standards.
Additionally, a growing market acceptance of and demand for technology-based educational content and delivery is driving a substantial shift in the education market. Schools and districts are demanding more effective solutions, and technology solutions have the potential to increase effectiveness by individualizing and differentiating instruction.
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

•	Learning A-Z competitors include Curriculum Associates’ i-Ready, Francisco Partners’ myON, and Renaissance’s Accelerated Reader.

•	ExploreLearning competitors include Scholastic’s FASTT Math, Penda Learning, and PhET.

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
Research and development expense, net of capitalization, was $13.7 million and $12.9 million for the years ended December 31, 2017 and 2016, respectively. We capitalize product development costs associated with internal-use software, which includes software as a service offered to our customers with an online subscription, as well as certain pre-publication, production, and online curriculum development expenditures. Capitalized product development costs were as follows by segment in 2017:

•	Learning A-Z – $7.6 million

•	ExploreLearning – $3.0 million

•	Voyager Sopris Learning – $4.8 million
Sales and Marketing
Our sales force includes both field sales producers, who generally cover districts with larger student enrollment, and an inside sales force, which generally covers smaller territories. Our sales representatives are supported by product or subject matter and implementation experts as well as a marketing team. All of our segments, and Learning A-Z in particular, are increasingly making use of e-commerce and the Internet to sell our products. We have and will continue to participate in state adoptions and requests for proposals when our products meet the needs of these procurement initiatives. As of December 31, 2017, our total combined company sales force employees consisted of 65 field and 73 inside sales representatives for a total of 138 direct sales producers, excluding sales management and marketing. We often use resellers for international sales and also use a small number of independent sales representatives. Sales and marketing expense was $49.5 million and $47.2 million for the years ended December 31, 2017 and 2016, respectively.
Concentration Risk
We are not overly dependent upon any one customer or a few customers, the loss of which would have a material adverse effect on our business. We have a broad customer base; in the two years ended December 31, 2017, on a consolidated basis, no single customer accounted for more than 10% of our total net revenues in any one year. Our top ten customers accounted for approximately 7% of our total net revenues in 2017.
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
Management Team
John Campbell. John Campbell, age 57, currently serves as Chief Executive Officer of Cambium Learning Group. Mr. Campbell served as President of Cambium Learning Technologies from December 2009 until March 2013, and COO of Voyager Learning Company from January 2007 through December 2009. He joined ProQuest in January of 2004, which sold off its library business and changed its name to Voyager Learning Company in January of 2007. Before joining Cambium Learning Group, Mr. Campbell served as Chief Operating Officer and business unit head of a research-based reading company (Breakthrough to Literacy) within McGraw-Hill. Prior to joining Breakthrough/McGraw-Hill, he served as Director of Technology for Tribune Education. Additionally, Mr. Campbell has experience as General Manager of a software start-up (Insight Industries Inc.) and as Director of Applications and Technical Support for a hardware manufacturer (Commodore International). Mr. Campbell has also served on the Education Board for the Software Information Industry Association (SIIA).
Barbara Benson. Barbara Benson, age 47, has served as the Chief Financial Officer of Cambium Learning Group, Inc. since March 2013. Ms. Benson joined the Company in March 2007 and previously served as Controller of Cambium Learning Group, Inc. from December 2009 to March 2013, and as Controller of the Voyager Learning Company from March 2007 to December 2009. She has also served as the Principal Accounting Officer of the Company since March 2010. From 2004 until joining the Company in March 2007, Ms. Benson held positions at Pegasus Solutions, Inc., a hotel technology provider of reservation, distribution, financial, and representation services, including Controller and Director of Financial Accounting and Reporting. She began her career as an auditor with Coopers & Lybrand. Ms. Benson is a Certified Public Accountant licensed in the state of Texas.
Aaron Ingold. Aaron Ingold, age 44, is the President of Voyager Sopris Learning, where he leads the segment’s efforts to provide technology, materials, and professional development for educators to ensure all students graduate prepared for college, career, and satisfaction in life after K-12. Prior to his promotion to President, Mr. Ingold served as Senior Vice President of Sales of Voyager Sopris Learning. Mr. Ingold brings a wealth of experience in education technology sales, having served as a Field Executive with ProQuest Information and Learning, as the Western Regional Manager for ExploreLearning, and the National Sales Director for Kurzweil Education.
Paul Fonte. Paul Fonte, age 49, has served as Chief Technology Officer of Cambium Learning Group since 2013. Mr. Fonte previously served as the Vice President of Technology for Cambium Learning Technologies since December 2009. Mr. Fonte joined the Company in 2003 as Senior Project Lead and was promoted to a number of positions within the Company, including the Director of Technology where he served until December 2009. Mr. Fonte has over 25 years of professional experience developing and delivering software at all levels.
Patrick Marcotte. Patrick Marcotte, age 34, is the President of Learning A-Z. Mr. Marcotte joined Learning A-Z in 2013 and prior to his promotion to President, he held positions including Vice President of Research and Development and Senior Director of Implementation where he helped establish the professional services approach Learning A-Z relies on today. He began his tenure with Learning A-Z as part of the Headsprout acquisition, and during that time, he led action research and pilot implementations in several of the largest school districts in the United States.
Scott McWhorter. Scott McWhorter, age 33, has served as General Counsel of Cambium Learning Group since 2015.  Mr. McWhorter joined the Company in 2014 and holds a Juris Doctor from Southern Methodist University Dedman School of Law. Prior to his tenure at the Company, Mr. McWhorter served in the legal departments of SoftLayer, Inc. and the Office of the Texas Attorney General.
David Shuster. David Shuster, age 51, is the Founder and President of ExploreLearning. Mr. Shuster is a former classroom educator and is intimately involved in the design and development of ExploreLearning’s award-winning products. He holds a Ph.D. in Applied Mathematics from the University of Virginia and has led ExploreLearning since its inception in 1999.
Employees
As of December 31, 2017, we had a total of 649 employees, including 600 full-time, 18 regularly scheduled part-time employees, and 31 need-based part-time employees. We consider our current relationship with our employees to be good. Our employees are not represented by labor unions and are not subject to collective bargaining agreements.
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

Item 1A. Risk Factors.
This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2017.
Risks Related to our Business
Changes in funding or budget priorities at public schools could cause the demand for our products to decrease.
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
Changes in school procurement policies may adversely affect our business and limit our ability to forecast the timing of sales.
The school appropriations process is often slow, unpredictable and subject to many factors outside of our control. School districts choose to procure educational materials in various ways which can change quickly necessitating a change in our sales strategy or sales investments. Districts and states may switch procurement decisions from a centralized (district-wide) to a decentralized (school by school) decision, states may switch from state-wide standard adoptions to flexible district level procurement, and customers could increasingly utilize competitive requests for proposals (RFP) or procurement. Any of these changes could limit our ability to forecast the timing of sales or cause us to modify our sales strategy or expend greater sales effort to win business and if we are slow to respond the result could be a material loss of market share.
Our business is anticipated to be seasonal and our operating results are anticipated to fluctuate seasonally.
Our business is subject to seasonal fluctuations as a result of school procurement patterns. The quarterly results of operations have fluctuated in the past, and our quarterly results of operations can be expected to continue to fluctuate in the future. Our first quarter historically represents less than 15% of Bookings, which tend to build through the second quarter and peak during the third quarter, representing the preponderance of orders, revenue, and income each year.
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
Our success depends in part on our ability to attract and retain highly qualified executives and management, as well as creative and technical personnel. Members of our senior management team have substantial industry experience that is critical to the execution of our business plan. If they or other key employees were to leave our company, and we were unable to find qualified and affordable replacements for these individuals in a timely manner, our business could be harmed materially.
We could experience system failures, software errors or capacity constraints, any of which would cause interruptions in the delivery of electronic content to customers and we could experience security breaches to our systems. The occurrence of any such systems failures and security breaches ultimately may cause us to lose customers.
Any significant delays, disruptions or failures in the systems, or errors in the software that we use for our technology-enabled products, as well as for internal operations, could harm our business materially. We have occasionally suffered computer and telecommunication outages or related problems in the past. The growth of our customer base, as well as the number of websites we provide, could strain our systems in the future and will likely magnify the consequences of any computer and telecommunications problems that we may experience.
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
Weather risks or natural disasters could disrupt our operations or could impact our customers which might negatively impact the timing or completion of sales.
Weather disruptions due to snowstorms, hurricanes, tornadoes, floods or fires, or other natural disasters, could disrupt our operations or adversely impact school districts in the United States or other domestic or international customers. If our customers are adversely affected by such events, this could result in reduced demand for our products and solutions during the event, impacting the timing of sales, or could impact the completion of sales.
Customer acceptance of our products could be impacted by changing educational standards or changing customer preferences.
If customer acceptance of our products is negatively impacted by changing educational standards, or if we fail to adapt and respond effectively to changing educational standards or market needs or preferences, our sales could decline or we may be required to expend more on investments in product development than planned.
Our international business exposes us to risks.
Our growth strategy includes expansion of sales outside of the United States, primarily through resellers and other third parties. For the year ended December 31, 2017, 9% of our revenue was derived from outside the United States. Our international sales involve a variety of risks, including potentially more stringent regulations related to data security and data privacy; potential technical challenges in delivering our educational products; limited or insufficient intellectual property protection; potential or actual violations of domestic and international anticorruption laws, such as the U.S. Foreign Corrupt Practices Act, and dependence on third parties with whom we may not have much historical experience.
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
As of December 31, 2017, we have outstanding $48.5 million aggregate principal amount under our Credit Agreement, which requires scheduled quarterly principal payments, with the balance due at maturity. We may also be required to make an annual repayment based on an excess cash flow requirement, and may be subject to certain other prepayment requirements.
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
The Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best interest, including restrictions on our and our subsidiaries’ ability to:

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
Our ability to use net operating loss (“NOL”) carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code.
If the Company experiences an ownership change, as determined under Section 382 of the Internal Revenue Code (“Section 382”) it could adversely impact the Company’s ability to utilize net operating loss carryforwards (NOLs) and other tax assets, which can be used to offset tax liabilities. The inability to utilize the NOLs would significantly increase the Company’s cash tax burden, and could result in the NOLs expiring prior to their use.
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

Item 1B. Unresolved Staff Comments.
This item is not required for a smaller reporting company.

Item 2. Properties.
We lease office facilities at the following locations: Dallas, Texas, which serves as our corporate headquarters and as the primary location for our Voyager Sopris Learning segment; Tucson, Arizona, which serves as the primary location for our Learning A-Z segment; Charlottesville, Virginia, which serves as the primary location for our ExploreLearning segment; Ann Arbor, Michigan, which serves employees from a variety of segments; Longmont, Colorado, which serves a small number of Shared Services and Voyager Sopris Learning employees; and Athens, Georgia, which serves a small number of ExploreLearning employees. At December 31, 2017, our leased properties consisted of 124,494 square feet.
We believe the buildings and equipment used in our operations generally to be in good condition and adequate for our current needs and that additional space will be available as needed.

Item 3. Legal Proceedings.
We are not presently engaged in any pending legal proceeding material to our business.

Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the Nasdaq Capital Market under the symbol “ABCD.” Below are the high and low sale prices for each quarter in the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017		2016
Fiscal Quarter	High	Low	High	Low
First	$5.45	$4.55	$5.06	$3.43
Second	$5.40	$4.67	$4.83	$3.96
Third	$6.87	$4.73	$5.86	$4.43
Fourth	$7.30	$5.19	$5.55	$4.25
As of February 28, 2018, there were 425 holders of record of our common stock.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2017.
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
The Company operates in three reportable segments with separate management teams and infrastructures that offer various products and services. Segment results of operations also include Other, which consists of unallocated shared services, such as accounting, legal, human resources and corporate related items, as well as depreciation and amortization expense, goodwill impairment, interest income and expense, loss on extinguishment of debt and income taxes. We do not allocate any of these costs to our segments, and our chief operating decision maker evaluates performance of operating segments excluding these items.
Long-Term Strategy
We believe we have a tremendous opportunity to continue to transform our business model through continued strong execution of our development, marketing, and sales plans. We will continue to invest in high-return, technology-enabled opportunities and selectively expand our sales and marketing capabilities, maintaining careful oversight of the relationship of our cost base to Bookings and revenue performance, to create a higher-margin, growing business. Bookings generated by our faster growing technology solutions were 79% of our 2017 total. Ultimately, we want our success as a provider of solutions that help all students reach their full potential to also drive strong returns for our stakeholders.
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

•
Continue to invest in innovative education technology solutions. Our products and programs are designed to help teachers around the world address the increasingly wide range of individual needs and potential of every student in their classroom. We believe that leveraging technology will help us better serve teachers and students, and that school districts will continue to shift more spending to technology products.

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
Results of Operations
During 2017, consolidated Bookings increased 2% to $164.4 million, compared to $161.8 million in 2016. Bookings by segment for the year ended December 31, 2017 and the percentage change from 2016 by segment were as follows:

•	Learning A-Z: $80.8 million, increased 10% in the year, continuing its historical growth performance.

•	ExploreLearning: $31.0 million, increased 19%, with double-digit growth for both the Reflex math product and the Gizmos math and science simulations.

•
Voyager Sopris Learning: $52.6 million, decreased 16%, primarily due to a decline in the segment’s legacy print and transactional solutions, which are not the strategic focus of the segment, and were 21% lower than prior year. Bookings for the segment’s technology-enabled solutions declined 3%, falling short of Company expectations for growth this year with slow traction for the new Velocity solution combined with an expected decline in many of the older technology offerings. LANGUAGE! Live, the segment’s digital flagship solution for technology-enabled adolescent intervention, had strong growth of 20% during the year.

We continue to execute our strategy to shift resources to subscription and technology-enabled products. For the year ended December 31, 2017, Bookings for technology-enabled products represented approximately 79% of Bookings compared to 73% in 2016. For purposes of this metric, technology-enabled products are defined as those products that are sold primarily as a technology-based solution or that could be used solely via a digital platform. For the Voyager Sopris Learning segment, several products classified as technology-enabled include supplemental print materials.
During 2017, in response to the lower-than-expected performance at the Voyager Sopris Learning segment, we completed restructuring activities to reduce our cost structure. Restructuring costs totaled $1.4 million, and were recorded as follows: cost of revenues of $0.3 million, research and development expense of $0.5 million, sales and marketing expense of $0.2 million, and general and administrative expense of $0.4 million. The restructuring costs primarily represent severance charges, and are excluded from our non-GAAP Adjusted EBITDA and Cash Income measures. The 2017 restructuring activities are expected to result in approximately $3.5 million of annualized savings at the Voyager Sopris Learning segment. A leaner cost base and a flatter management structure will provide this segment with flexibility, allowing Voyager Sopris Learning time to complete its transformation as it generates profits from declining legacy products while gaining traction on the fewer, more impactful educational solutions that are expected to drive top-line growth and margin expansion over time.
In 2016, in a separate restructuring event, Voyager Sopris Learning incurred severance costs of $1.1 million. These restructuring costs are excluded from our non-GAAP Adjusted EBITDA and Cash Income measures. The Voyager Sopris Learning restructuring costs were recorded as follows: cost of revenues of $0.4 million, research and development expense of $0.5 million, sales and marketing expense of $0.2 million, and general and administrative expense of $45 thousand.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Over Year Change Favorable/(Unfavorable)
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$	%
Net revenues:
Product revenues
Learning A-Z	$75,148	47.5%	$66,049	43.4%	$9,099	13.8%
ExploreLearning	27,857	17.6%	23,739	15.6%	4,118	17.3%
Voyager Sopris Learning	52,339	33.1%	58,770	38.6%	(6,431)	(10.9)%
Service revenues
Voyager Sopris Learning	2,840	1.8%	3,800	2.5%	(960)	(25.3)%
Total net revenues	158,184	100.0%	152,358	100.0%	5,826	3.8%
Cost of revenues:
Cost of product revenues
Learning A-Z	3,641	2.3%	2,576	1.7%	(1,065)	(41.3)%
ExploreLearning	3,741	2.4%	3,606	2.4%	(135)	(3.7)%
Voyager Sopris Learning	18,572	11.7%	21,579	14.2%	3,007	13.9%
Cost of service revenues
Voyager Sopris Learning	1,612	1.0%	2,361	1.5%	749	31.7%
Amortization expense	17,968	11.4%	18,142	11.9%	174	1.0%
Total cost of revenues	45,534	28.8%	48,264	31.7%	2,730	5.7%
Research and development expense	13,651	8.6%	12,865	8.4%	(786)	(6.1)%
Sales and marketing expense	49,470	31.3%	47,238	31.0%	(2,232)	(4.7)%
General and administrative expense	20,620	13.0%	21,062	13.8%	442	2.1%
Shipping and handling costs	825	0.5%	912	0.6%	87	9.5%
Depreciation and amortization expense	2,797	1.8%	3,406	2.2%	609	17.9%
Goodwill impairment	4,325	2.7%	—	0.0%	(4,325)	(100.0)%
Income before interest, other expense and income taxes	20,962	13.3%	18,611	12.2%	2,351	12.6%
Net interest expense	(4,845)	(3.1%)	(7,190)	(4.7)%	2,345	32.6%
Loss on extinguishment of debt	(360)	(0.2%)	(698)	(0.5)%	338	48.4%
Income tax benefit (expense)	29,298	18.5%	(293)	(0.2)%	29,591	10,099.3%
Net income	$45,055	28.5%	$10,430	6.8%	$34,625	332.0%
Net revenues
Net revenues for the year ended December 31, 2017 increased $5.8 million, or 3.8%, to $158.2 million from $152.4 million in the same period of 2016. Bookings increased 1.6% compared to 2016. Increased net revenues in Learning A-Z and ExploreLearning were partially offset by lower net revenues in Voyager Sopris Learning. Net revenues by segment were as follows:

•
Learning A-Z’s net revenues increased $9.1 million, or 13.8%, to $75.1 million in the year ended December 31, 2017 compared to the same period of 2016. Revenue growth outpaced Bookings growth during the year due to the recognition of prior period Bookings, which are recognized pro-rata over the applicable subscription periods.

•
ExploreLearning’s net revenues increased $4.1 million, or 17.3%, to $27.9 million in the year ended December 31, 2017 compared to the same period of 2016. The increase in net revenues is a lower percentage than the increase in Bookings due to the timing of the subscription revenues pro-rata over the applicable subscription periods.

•
Voyager Sopris Learning’s net revenues decreased $7.4 million, or 11.8%, to $55.2 million in the year ended December 31, 2017 compared to the same period of 2016 as a result of Voyager Sopris Learning’s Bookings decline.

The decline was less than the Bookings decline of 15.8% due to the recognition of prior period Bookings for technology deliverables, which are recognized pro rata over the applicable subscription periods. Service revenues are primarily related to the delivery of LETRS professional development training.
Cost of revenues primarily include print and royalty costs, and expenses to purchase, handle and warehouse product, and to provide services and support to customers. Total cost of revenues, excluding amortization, decreased $2.6 million, or 8.5%, to $27.6 million in the year ended December 31, 2017 compared to the same period of 2016. Cost of revenues benefited year-over-year from the cost right-sizing activities at Voyager Sopris Learning, as well as the increasing contribution from higher-margin technology-enabled solutions. The Learning A-Z and ExploreLearning segments, which are delivered on-line and have no royalty costs, comprised 65.1% of net revenues in 2017 compared to 58.9% of net revenues in 2016. Cost of revenues by segment were as follows:

•
Learning A-Z’s cost of revenues increased $1.1 million, or 41.3%, to $3.6 million in the year ended December 31, 2017 compared to the same period of 2016. The increased costs were due to the higher volume of subscriptions as well as increased customer support initiatives.

•
ExploreLearning’s cost of revenues increased $0.1 million, or 3.7%, to $3.7 million in the year ended December 31, 2017 compared to the same period of 2016. The increased costs were related to implementation and training due to the segment’s increased level of customer support commensurate with Bookings growth.

•
Voyager Sopris Learning’s cost of revenues decreased $3.8 million, or 15.7%, to $20.2 million in the year ended December 31, 2017 compared to the same period of 2016. This year-over-year decline was driven by lower net revenues and the cost right-sizing activities completed in 2016. Voyager Sopris Learning’s cost of revenues included restructuring costs of $0.3 million in 2017 and $0.4 million in 2016. Cost of service revenues are primarily related to the delivery of LETRS professional development training.

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology product development. Amortization decreased $0.2 million to $18.0 million in 2017 compared to $18.1 million for same period of 2016. The change was due to decreased amortization of acquired publishing rights and curriculum of $1.2 million, partially offset by increased amortization of developed pre-publication and technology product development of $1.0 million.
Research and development expense
Research and development expense includes costs to research, evaluate, and develop educational products, net of capitalization. Research and development expense increased $0.8 million, or 6.1%, to $13.7 million for the year ended December 31, 2017 compared to the same period of 2016. The increase is due to planned investments to support growth initiatives at Learning A-Z and ExploreLearning which were partially offset by decreases at Voyager Sopris Learning. Research and development expense included restructuring costs of $0.5 million in 2017 and 2016.
Sales and marketing expense
Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the year ended December 31, 2017 increased $2.2 million to $49.5 million, or 4.7%, compared to $47.2 million for the same period in 2016. The increase is due to planned investments to support growth initiatives at Learning A-Z and ExploreLearning, partially offset by decreases in Voyager Sopris Learning. Sales and marketing expense included restructuring costs of $0.2 million in 2017 and 2016.
General and administrative expense
General and administrative expense decreased $0.4 million, or 2.1%, to $20.6 million for the year ended December 31, 2017 compared to the same period of 2016. Prior year general and administrative expense was impacted by a $0.5 million write-off to bad debt expense of accounts receivable related to a large international reseller for Learning A-Z. General and administrative expense included restructuring costs of $0.4 million in 2017 and $45 thousand in 2016. General and administrative expenses represented 13.0% of net revenues in 2017 compared to 13.8% of net revenues in 2016.
Shipping and handling costs
Shipping costs decreased $0.1 million, or 9.5%, to $0.8 million for the year ended December 31, 2017 compared to the same period of 2016. Shipping and handling costs were 0.5% of net revenues for the year ended December 31, 2017, down slightly from the 0.6% of net revenues for 2016 due to the higher mix of technology solutions.

Depreciation and amortization expense
Depreciation and amortization expense decreased $0.6 million, or 17.9%, to $2.8 million for the year ended December 31, 2017 compared to the same period of 2016. The decrease is due to a decrease in amortization of acquired trade names and customer lists.
Goodwill impairment
Goodwill impairment expense for the year ended December 31, 2017 was $4.3 million and was related to the Company’s Kurzweil Education reporting unit within the Voyager Sopris Learning segment.
Net interest expense
Net interest expense decreased $2.3 million, or 32.6%, to $4.8 million for the year ended December 31, 2017 compared to the same period of 2016 as a result of the scheduled debt amortization payments and voluntary prepayments made during 2017 and 2016.
Loss on extinguishment of debt
During the year ended December 31, 2017, we made voluntary prepayments of $20.6 million aggregate principal amount of our Senior Secured Credit Facility (defined below). This extinguishment resulted in a loss of $0.4 million, due to the write-off of unamortized deferred financing costs and debt discount. During the year ended December 31, 2016, we made voluntary prepayments of $25.0 million aggregate principal amount of our Senior Secured Credit Facility. This extinguishment resulted in a loss of $0.7 million due to the write-off of unamortized deferred financing costs and debt discount.
Income tax benefit (expense)
We recorded an income tax benefit of $29.3 million in 2017 and income tax expense of $0.3 million in 2016. During 2017, we reduced the valuation allowance against most of our deferred tax assets and remeasured our deferred tax assets at the newly-enacted corporate tax rate. The significant change in tax benefit (expense) from 2016 to 2017 is predominantly a result of the reduction in the valuation allowance offset by the remeasurement of the deferred tax assets. Tax expense in 2016 was primarily attributable to state income taxes.
Liquidity and Capital Resources
Our primary sources of liquidity are cash balances, cash flow from operations and the Revolving Credit Facility (defined below) that we entered into in December 2015. Sales seasonality attributable to the buying cycle of school districts, which generally starts at the beginning of each new school year in the fall, affects our operating cash flow. As a result of this inherent seasonality, we normally incur a net cash deficit from all of our activities in the first and second quarters of the year and we normally generate cash in the third and fourth quarters of the year. We expect borrowings under the Revolving Credit Facility to vary according to this seasonality, and accounts receivable balances are normally at their highest at the end of the third quarter. Our cash balances at December 31, 2017 were $8.5 million, our net accounts receivable were $12.9 million, we had no outstanding borrowings under the Revolving Credit Facility and we had $29.8 million of availability under the Revolving Credit Facility.
Based on current and anticipated levels of operating performance and cash flow from operations, combined with our existing cash balances and availability under the Revolving Credit Facility, we believe that we will be able to make required principal and interest payments on our debt and fund our working capital, operational and capital expenditure requirements for the next 12 months.
Scheduled annual principal payments on our credit facility are $5.7 million in 2018. We expect 2018 capital expenditures for product development and general capital expenditures to be approximately in-line with 2017 capital expenditures of $18.2 million. General capital expenditures represent expenditures that benefit the entire Company such as back-office systems, servers and computer equipment, or office furniture. In addition to funding operations, capital expenditures, and required debt interest and principal payments, we may elect to use future cash flow for acquisition opportunities, strategic initiatives or to make voluntary early prepayments of debt.

Long-term debt
Senior Secured Credit Facility
On December 10, 2015, we entered into a $135.0 million Senior Secured Credit Agreement (the “Credit Agreement”) which provided for a term loan A which had an initial principal amount of $70.0 million (“Term Loan A”), a term loan B which had an initial principal amount of $35.0 million (“Term Loan B”) and a $30.0 million revolving credit facility (the “Revolving Credit Facility”) (together, the “Senior Secured Credit Facility”), secured by a lien on substantially all of our assets. The Senior Secured Credit Facility matures on December 10, 2020. In 2017, we repaid the entire principal amount outstanding of the Term Loan B.
Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or the London Interbank Offered Rate (“LIBOR”) (subject to a 1.0% floor), at our option, plus an applicable margin. The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans. The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation. As of December 31, 2017, we qualified for the lowest applicable margin, and the interest rate for the Term Loan A was 5.44%. Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%. Interest is payable in arrears every three months or less, based on the selected LIBOR interest period.
The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, and limitations on fundamental changes. A maximum consolidated net leverage ratio and minimum fixed charge coverage ratio were effective beginning in the first quarter of 2016. Upon an event of default, and after any applicable cure period, the Administrative Agent could elect to accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants. At December 31, 2017, the Company was in compliance with all covenants related to the Senior Secured Credit Facility.
The principal balances of the Senior Secured Credit Facility were issued at a discount, representing fees paid to lenders, of $1.9 million, which will be amortized over the life of the debt using the effective interest rate method. Unamortized discount at December 31, 2017 was $0.4 million.
During the year ended December 31, 2017, the Company made voluntary prepayments of $20.6 million aggregate principal amount of our Senior Secured Credit Facility. This extinguishment resulted in a loss of $0.4 million, due to the write-off of unamortized deferred financing costs and debt discount. During the year ended December 31, 2016, we made voluntary prepayments of $25.0 million aggregate principal amount of our Senior Secured Credit Facility. This extinguishment resulted in a loss of $0.7 million due to the write-off of unamortized deferred financing costs and debt discount.
The Term Loan A requires scheduled quarterly principal payments with the balance due at maturity. We are subject to certain prepayment requirements, including an Excess Cash Flow Payment, as defined in the Credit Agreement. The Company expects to make an Excess Cash Flow Payment of $0.3 million in 2018. The scheduled annual minimum principal payments, excluding any potential Excess Cash Flow Payments, are as follows:

(in thousands)	Future Payments
2018	$5,706
2019	7,132
2020	35,662
2021	—
2022	—
$48,500

Summary of Cash Flows
Cash provided by (used in) our operating, investing and financing activities is summarized below:

	Year Ended December 31,
(in thousands)	2017	2016
Operating activities	$49,203	$44,479
Investing activities	(19,204)	(20,054)
Financing activities	(26,436)	(28,140)

Operating activities. Cash provided by operating activities was $49.2 million and $44.5 million for the years ended December 31, 2017 and 2016, respectively. The increase in cash provided by operations is due to the improved operational results, combined with improvements in cash usage during 2017, including incentive compensation payments that were $1.3 million lower than prior year, the return of $1.0 million of cash from certificate of deposit and bond collateral during the year ended December 31, 2017, and cash interest payments that were $2.2 million lower than the prior year.
Investing activities. Cash used in investing activities was $19.2 million and $20.1 million for the years ended December 31, 2017 and 2016, respectively. Capital expenditures were $18.2 million in 2017, a decrease of $1.9 million from the $20.1 million of capital expenditures in 2016, driven by lower spend at Voyager Sopris Learning which had higher 2016 expenditures due to the work on the Velocity product.
In November 2017, the Company’s ExploreLearning segment acquired Athens, Georgia-based startup IS3D, LLC, developers of Cogent Education™ Interactive Cases™ – dynamic online experiences that put students in the role of a science, technology, engineering and mathematics (STEM) professional tasked with solving a real-world problem. Investing cash outflows in 2017 include a $1.0 million payment made for the acquisition of IS3D, LLC. Cogent’s award-winning Interactive Cases provide engaging and immersive contexts for learning difficult scientific concepts through authentic inquiry and problem solving. With initial availability expected by 2019, ExploreLearning plans to integrate Cogent Education resources into its Gizmos product.
Financing activities. Cash used in financing activities was $26.4 million and $28.1 million for the years ended December 31, 2017 and 2016, respectively. The year ended December 31, 2017 includes an overall reduction in the principal amount of debt of $27.7 million after making $7.0 million of mandatory debt amortization payments and $20.6 million of voluntary principal prepayments. Cash inflows in 2017 include $1.2 million of proceeds from the exercise of stock options. The year ended December 31, 2016 includes an overall reduction in the principal amount of debt of $28.9 million after making $3.9 million of mandatory debt amortization payments and $25.0 million of voluntary principal prepayments. Cash inflows in 2016 include $0.7 million of proceeds from the exercise of stock options. Borrowing and repayments under the new Revolving Credit Facility netted to zero during 2017 and 2016.
Commitments and Contractual Obligations
We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our Consolidated Financial Statements but are required to be disclosed.
We have letters of credit outstanding at December 31, 2017 in the amount of $0.4 million to support and workers’ compensation activity. We maintain certificates of deposit of $0.2 million to serve as collateral for these letters of credit. Additionally, we maintain a $0.9 million money market fund investment as collateral for our travel card program. The certificates of deposit and money market fund investment are recorded in Other Assets in the Consolidated Balance Sheets.
At December 31, 2017, we have $9.2 million in obligations with respect to our pension plan. For further information, see Note 12 — Profit-Sharing, Pension, and Other Postretirement Benefit Plans to our Consolidated Financial Statements.
As of December 31, 2017, we have approximately $0.5 million of long-term income tax liabilities that have a high degree of uncertainty regarding the timing of the future cash outflows. We are unable to reasonably estimate the years when settlement will occur with the respective taxing authorities.
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
Reconciliations of Operational and Non-GAAP Measures
Bookings is an internal, operational metric that measures the total dollar value of customer orders in a period, regardless of the timing of the related revenue recognition. We consider Bookings a leading indicator of revenues. Below are reconciliations of Bookings to Net Revenues and of Net Income to EBITDA, Adjusted EBITDA, and Cash Income for the years ended December 31, 2017 and 2016.
Reconciliation of Bookings to Net Revenues

	Year Ended December 31,
(in thousands)	2017	2016
Bookings	$164,365	$161,778
Change in deferred revenues	(6,195)	(9,125)
Other (a)	14	(295)
Net revenues	$158,184	$152,358

Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Cash Income

	Year Ended December 31,
(in thousands)	2017	2016
Net income	$45,055	$10,430
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	20,765	21,548
Net interest expense	4,845	7,190
Income tax (benefit) expense	(29,298)	293
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	41,367	39,461
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Loss on extinguishment of debt	360	698
Restructuring costs(b)	1,388	1,103
Goodwill impairment	4,325	—
Merger, acquisition and disposition activities(c)	658	585
Stock-based compensation and expense(d)	865	928
Adjusted EBITDA	48,963	42,775
Change in deferred revenues	6,195	9,125
Change in deferred costs	(936)	(62)
Capital expenditures	(18,160)	(20,054)
Cash income	$36,062	$31,784
Reconciliation of Bookings to Net Revenues by Segment – 2017

	Year Ended December 31, 2017
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
Bookings	$80,756	$30,967	$52,642	$164,365
Change in deferred revenues	(5,509)	(3,070)	2,384	(6,195)
Other (a)	(99)	(40)	153	14
Net revenues	$75,148	$27,857	$55,179	$158,184

Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Cash Income by Segment – 2017

	Year Ended December 31, 2017
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net income	$38,784	$10,701	$10,853	$(15,283)	$45,055
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	20,765	20,765
Net interest expense	—	—	—	4,845	4,845
Income tax (benefit) expense	—	—	—	(29,298)	(29,298)
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	38,784	10,701	10,853	(18,971)	41,367
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Loss on extinguishment of debt	—	—	—	360	360
Restructuring costs(b)	—	—	1,230	158	1,388
Goodwill impairment	—	—	—	4,325	4,325
Merger, acquisition and disposition activities(c)	—	—	—	658	658
Stock-based compensation and expense(d)	205	121	281	258	865
Adjusted EBITDA	38,989	10,822	12,364	(13,212)	48,963
Change in deferred revenues	5,509	3,070	(2,384)	—	6,195
Change in deferred costs	(557)	(202)	(177)	—	(936)
Capital expenditures - product development	(7,635)	(2,965)	(4,845)	—	(15,445)
Capital expenditures - general expenditures	(1,212)	(550)	(429)	(524)	(2,715)
Cash income	$35,094	$10,175	$4,529	$(13,736)	$36,062
Reconciliation of Bookings to Net Revenues by Segment – 2016

	Year Ended December 31, 2016
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
Bookings	$73,253	$26,037	$62,488	$161,778
Change in deferred revenues	(6,913)	(2,376)	164	(9,125)
Other (a)	(291)	78	(82)	(295)
Net revenues	$66,049	$23,739	$62,570	$152,358

Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Cash Income by Segment – 2016

	Year Ended December 31, 2016
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net income	$33,679	$8,635	$12,545	$(44,429)	$10,430
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	21,548	21,548
Net interest expense	—	—	—	7,190	7,190
Income tax expense	—	—	—	293	293
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	33,679	8,635	12,545	(15,398)	39,461
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Loss on extinguishment of debt	—	—	—	698	698
Restructuring costs(b)	—	—	1,103	—	1,103
Merger, acquisition and disposition activities(c)	—	—	—	585	585
Stock-based compensation and expense(d)	223	124	294	287	928
Adjusted EBITDA	33,902	8,759	13,942	(13,828)	42,775
Change in deferred revenues	6,913	2,376	(164)	—	9,125
Change in deferred costs	206	(366)	98	—	(62)
Capital expenditures - product development	(7,492)	(2,427)	(7,422)	—	(17,341)
Capital expenditures - general expenditures	(1,027)	(419)	(566)	(701)	(2,713)
Cash income	$32,502	$7,923	$5,888	$(14,529)	$31,784

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

(b)	Restructuring costs in 2017 and 2016 represent primarily severance charges, as part of efforts to reduce the cost structure of the Voyager Sopris Learning segment.

(c)	Costs are related to merger and acquisition activities including due diligence and other non-operational charges such as pension and severance costs for former employees.

(d)	Stock-based compensation and expense is related to our outstanding stock options.

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
Revenue Recognition
Learning A-Z and ExploreLearning Segments
The Learning A-Z and ExploreLearning segments derive revenue from sales of online subscriptions to their literacy, math and science websites and related training and professional development. Typically, the subscriptions are for a twelve-month period (although they can be for longer periods) and the revenue is recognized ratably over the period the online access is available to the customer. Any training or professional development related to an online subscription is recognized over the same period of online access.
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
We are not able to establish VSOE for each deliverable. Whenever VSOE cannot be established, we review the offerings of competitors to determine whether TPE can be established. TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately. It may be difficult to obtain sufficient information on competitor pricing to substantiate TPE and, therefore, we may not always be able to use TPE. We also use BESP to determine the selling price of certain deliverables, primarily for certain printed materials which have historically been priced on a bundled basis with related online materials. The determination of BESP considers the anticipated margin on that deliverable, the selling price and profit margin for similar parts or services, and our ongoing pricing strategy and policies. We analyze the selling prices used in the allocation of arrangement consideration at least annually. Selling prices are analyzed on a more frequent basis if a significant change in the business necessitates a more timely analysis or if we experience significant variances in selling prices.
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
The following table details the goodwill balances at December 31, 2017 by segment:

(in thousands)	December 31, 2017
Learning A-Z	$13,215
ExploreLearning	6,947
Voyager Sopris Learning	23,356
Goodwill	$43,518
We performed the 2017 annual goodwill impairment analysis using four reporting units: Learning A-Z; ExploreLearning; and Voyager Sopris Learning and Kurzweil Education, which are both included in the Voyager Sopris Learning segment. As the Kurzweil Education reporting unit was fully integrated within the Voyager Sopris Learning management structure during 2017, the reporting units were combined after the October 1, 2017 goodwill analysis was performed. The reporting units have been combined in the table above.
During 2017, we elected to perform the optional qualitative assessment for the Learning A-Z and ExploreLearning reporting units. The qualitative assessment did not result in a conclusion that it was more likely than not that the fair value of these reporting units was less than their respective carrying amounts; therefore, it was unnecessary to perform the quantitative two-step goodwill impairment test for the Learning A-Z and ExploreLearning reporting units.
During 2017, we elected to perform the quantitative two-step goodwill impairment test for the Voyager Sopris Learning and Kurzweil Education reporting units. When performing the two-step quantitative impairment test, we first determined for step one the fair market value of each reporting unit to be tested using a weighted income and market approach. The income approach was dependent on multiple assumptions and estimates, including future cash flow projections with a terminal value multiple and the discount rate used to determine the expected present value of the estimated future cash flows. Future cash flow projections were based on management’s best estimates of economic and market conditions over the projected period, including industry fundamentals such as the state of educational funding, revenue growth rates, future costs and operating margins, working capital needs, capital and other expenditures, and tax rates. The discount rate applied to the future cash flows was a weighted-average cost of capital and took into consideration market and industry conditions, returns for comparable companies, the rate of return an outside investor would expect to earn, and other relevant factors. The fair values of each reporting unit also took into consideration a market approach, based on estimated multiples. The step one calculation determined that the fair value of the Voyager Sopris Learning reporting unit exceeded its carrying amount by at least 10%; therefore, it was unnecessary to perform the second step of the quantitative impairment test. The step one calculation determined that the fair value of the Kurzweil Education reporting unit was less than its carrying amount; therefore, we proceeded to the second step of the quantitative impairment test.

Based on the step two test, we concluded that an impairment of the Kurzweil Education reporting unit was probable and could be reasonably estimated. As a result, we recorded Goodwill impairment expense of $4.3 million in the fourth quarter of 2017.
We performed the 2016 annual goodwill impairment analysis using four reporting units: Learning A-Z; ExploreLearning; and Voyager Sopris Learning and Kurzweil Education, which are both included in the Voyager Sopris Learning segment.
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
No impairment was indicated as a result of our 2016 annual impairment analysis.
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
Inventory
Inventory is stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or net realizable value, and consists of finished goods. We reduce slow-moving or obsolete inventory to net realizable value. Inventory values are maintained at an amount that management considers appropriate based on factors such as the inventory aging, historical usage of the product, future sales forecasts, and product development plans. These factors involve management’s judgment and changes in estimates could result in increases or decreases to the inventory values. The impact of a one percentage point change in the amount of inventory considered to be excess or obsolete would have resulted in an increase or decrease in cost of revenues of approximately $0.1 million for the year ended December 31, 2017. Inventory values are reviewed on a periodic basis.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cambium Learning Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cambium Learning Group, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Whitley Penn LLP

We have served as the Company's auditor since 2007.
Dallas, Texas
March 6, 2018

Cambium Learning Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016
Net revenues:
Product revenues	$155,344	$148,558
Service revenues	2,840	3,800
Total net revenues	158,184	152,358
Cost of revenues:
Cost of product revenues	25,954	27,761
Cost of service revenues	1,612	2,361
Amortization expense	17,968	18,142
Total cost of revenues	45,534	48,264
Research and development expense	13,651	12,865
Sales and marketing expense	49,470	47,238
General and administrative expense	20,620	21,062
Shipping and handling costs	825	912
Depreciation and amortization expense	2,797	3,406
Goodwill impairment	4,325	—
Total costs and expenses	137,222	133,747
Income before interest, other expense and income taxes	20,962	18,611
Net interest income (expense):
Interest income	23	16
Interest expense	(4,868)	(7,206)
Net interest expense	(4,845)	(7,190)
Loss on extinguishment of debt	(360)	(698)
Income before income taxes	15,757	10,723
Income tax benefit (expense)	29,298	(293)
Net income	$45,055	$10,430
Other comprehensive income (loss):
Net pension gain (loss)	$(255)	$690
Amortization of net pension loss	91	149
Comprehensive income	$44,891	$11,269
Net income per common share:
Basic net income per common share	$0.97	$0.23
Diluted net income per common share	$0.95	$0.22
Average number of common shares and equivalents outstanding:
Basic	46,416	45,861
Diluted	47,594	47,217

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$8,493	$4,930
Accounts receivable, net	12,937	13,378
Inventory	2,382	2,864
Restricted assets, current	961	988
Other current assets	11,193	11,235
Total current assets	35,966	33,395
Property, equipment and software at cost	65,250	62,885
Accumulated depreciation and amortization	(43,164)	(39,378)
Property, equipment and software, net	22,086	23,507
Goodwill	43,518	47,842
Other intangible assets, net	3,607	4,001
Pre-publication costs, net	17,758	17,397
Restricted assets, less current portion	1,293	2,278
Deferred tax assets	30,614	—
Other assets	3,712	3,520
Total assets	$158,554	$131,940
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,388	$2,172
Accrued expenses	12,121	11,720
Current portion of long-term debt	5,958	7,350
Deferred revenue, current	86,913	83,318
Total current liabilities	107,380	104,560
Long-term liabilities:
Long-term debt	41,841	67,130
Deferred revenue, less current portion	13,995	11,395
Other liabilities	9,630	10,117
Total long-term liabilities	65,466	88,642
Commitments and contingencies (See Note 16)
Stockholders' equity (deficit):
Preferred Stock ($0.001 par value, 15,000 shares authorized, zero shares issued and outstanding at December 31, 2017 and 2016)	—	—
Common stock ($0.001 par value, 150,000 shares authorized, 53,333 and 52,738 shares issued, and 46,800 and 46,206 shares outstanding at December 31, 2017 and 2016, respectively)	53	53
Capital surplus	289,022	286,943
Accumulated deficit	(288,490)	(333,545)
Treasury stock at cost (6,532 shares at December 31, 2017 and 2016)	(12,784)	(12,784)
Accumulated other comprehensive loss:
Pension and postretirement plans	(2,093)	(1,929)
Accumulated other comprehensive loss	(2,093)	(1,929)
Total stockholders' equity (deficit)	(14,292)	(61,262)
Total liabilities and stockholders' equity (deficit)	$158,554	$131,940

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016
Operating activities:
Net income	$45,055	$10,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	20,765	21,548
Goodwill impairment	4,325	—
Loss on extinguishment of debt	360	698
Amortization of note discount and deferred financing costs	790	1,091
Stock-based compensation and expense	865	928
Deferred income taxes	(30,614)	—
Other	(2)	3
Changes in operating assets and liabilities:
Accounts receivable, net	452	1,262
Inventory	482	1,830
Other current assets	50	(1,254)
Other assets	(373)	1,116
Restricted assets	1,012	1,098
Accounts payable	216	179
Accrued expenses	276	(2,504)
Deferred revenue	6,195	9,125
Other long-term liabilities	(651)	(1,071)
Net cash provided by operating activities	49,203	44,479
Investing activities:
Cash paid for acquisition, net of cash acquired	(1,044)	—
Expenditures for property, equipment, software and pre-publication costs	(18,160)	(20,054)
Net cash used in investing activities	(19,204)	(20,054)
Financing activities:
Repayment of debt	(27,650)	(28,850)
Proceeds from exercise of stock options	1,214	710
Borrowings under revolving credit facility	16,000	15,000
Payment of revolving credit facility	(16,000)	(15,000)
Net cash used in financing activities	(26,436)	(28,140)
Change in cash and cash equivalents	3,563	(3,715)
Cash and cash equivalents, beginning of period	4,930	8,645
Cash and cash equivalents, end of period	$8,493	$4,930

Supplemental disclosure of cash flow information:
Net income taxes paid	$1,136	$822
Interest paid	$4,164	$6,359

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Capital Surplus	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2015	52,268	$52	$285,306	(6,532)	$(12,784)	$(2,768)	$(343,975)	$(74,169)
Stock-based compensation and expense	—	—	928	—	—	—	—	928
Issuance of restricted stock	4	—	—	—	—	—	—	—
Exercise of stock options	466	1	709	—	—	—	—	710
Net income	—	—	—	—	—	—	10,430	10,430
Pension plan	—	—	—	—	—	839	—	839
Balance at December 31, 2016	52,738	53	286,943	(6,532)	(12,784)	(1,929)	(333,545)	(61,262)
Stock-based compensation and expense	—	—	865	—	—	—	—	865
Cancellation of restricted stock	(4)	—	—	—	—	—	—	—
Exercise of stock options	598	—	1,214	—	—	—	—	1,214
Net income	—	—	—	—	—	—	45,055	45,055
Pension plan	—	—	—	—	—	(164)	—	(164)
Balance at December 31, 2017	53,333	$53	$289,022	(6,532)	$(12,784)	$(2,093)	$(288,490)	$(14,292)

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
Nature of Operations and Segments
The Company has three reportable segments with separate management teams and infrastructures that offer various products and services: Learning A-Z®, ExploreLearning®, and Voyager Sopris Learning®. Segment results of operations include Other, which consists of unallocated shared services, such as accounting, legal, human resources, and corporate related items, as well as depreciation and amortization expense, goodwill impairment, interest income and expense, loss on extinguishment of debt and income taxes. The Company does not allocate any of these costs to its segments, and its chief operating decision maker evaluates performance of operating segments excluding these items.
See Note 18 — Segment Reporting for further information on the Company’s segment reporting structure.
Learning A-Z Segment
Learning A-Z is a literacy-focused PreK-6 educational provider of technology-enabled learning resources. Founded in 2002, Learning A-Z’s resources are now used by more than 5 million students in more than 170 countries. Learning A-Z products blend traditional teacher-led instruction with robust online resources to make teaching more effective and efficient, practice more accessible and personalized, assessment more strategic and automated, and learning more informed and proactive. With a comprehensive and blended approach, Learning A-Z delivers the tools students need without limiting a teacher’s ability to differentiate instruction as they see fit. Learning A-Z’s approach to literacy emphasizes knowledge and individual potential by recognizing that while reading and writing remain essential to attaining academic success, they are dynamic and dependent on real-world application and the incorporation of many other 21st century skills. Students today must read and write well, and they must also be able to think critically and analyze what they learn, solve problems, innovate and apply creativity, utilize advancing technology, communicate effectively orally and in writing, and collaborate with their peers. With a robust library of incredibly effective and flexible curriculum resources, Learning A-Z provides the tools teachers need to deliver personalized instruction for a wide range of student needs.
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
ExploreLearning Segment
ExploreLearning makes online solutions that help students succeed in math and science. ExploreLearning combines research-proven instructional methods with innovative technology to create new pathways for learning. Founded in 1999, ExploreLearning solutions are now used in every U.S. state and over 50 countries worldwide. ExploreLearning offers two products that supplement core instruction in the classroom: Gizmos® for grades 3-12 and Reflex® for grades 2-8. Gizmos is a library of over 400 inquiry-based math and science simulations that help students make connections and draw conclusions through interaction, visualization and what-if exploration. Reflex is a highly-effective, game-based math fact fluency system that helps students of all ability levels succeed by continually adapting to students’ instructional needs and providing motivational rewards for their effort.

Voyager Sopris Learning Segment
Voyager Sopris Learning is a leading provider of technology, materials, and professional development for educators to ensure all students graduate prepared for college, career, and satisfaction in life after K-12. It has built a nearly 40-year legacy on research and data-based curriculum development, while remaining nimble and responsive to the shifts and changes required by new standards, more demanding and rigorous content, new and competitive technological capabilities, and the needs of educators today. On a daily basis, Voyager Sopris Learning listens to the challenges of teachers and students, and its products are designed to respond to the need for exciting intervention and supplemental curricula that engage students, while remaining 100% purpose-and data-driven in their delivery. Voyager Sopris Learning programs are steeped in research and evidence, but they are also built with a deep consideration and understanding of the realities and struggles of education today. The Voyager Sopris Learning segment also includes Kurzweil Education® brand solutions, which are now fully integrated within the Voyager Sopris Learning management structure.
Voyager Sopris Learning solutions include LANGUAGE!® Live, Language Essentials for Teachers of Reading and Spelling (LETRS®), Step Up to Writing®, TransMath®, Vmath, VelocityTM and Kurzweil 3000® among other instructional resources.

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
Revenue Recognition
Learning A-Z and ExploreLearning Segments
The Learning A-Z and ExploreLearning segments derive revenue from sales of online subscriptions to their literacy, math and science websites and related training and professional development. Typically, the subscriptions are for a twelve-month period (although they can be for longer periods) and the revenue is recognized ratably over the period the online access is available to the customer. Any training or professional development related to an online subscription is recognized over the same period of online access.
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

The Company is not able to establish VSOE for each deliverable. Whenever VSOE cannot be established, the Company reviews the offerings of competitors to determine whether TPE can be established. TPE is determined based on the prices charged by the Company’s competitors for a similar deliverable when sold separately. It may be difficult to obtain sufficient information on competitor pricing to substantiate TPE and, therefore, the Company may not always be able to use TPE. The Company also uses BESP to determine the selling price of certain deliverables, primarily for certain printed materials which have historically been priced on a bundled basis with related online materials. The determination of BESP considers the anticipated margin on that deliverable, the selling price and profit margin for similar parts or services, and the Company’s ongoing pricing strategy and policies. The Company analyzes the selling prices used in the allocation of arrangement consideration at least annually. Selling prices are analyzed on a more frequent basis if a significant change in the business necessitates a more timely analysis or if the Company experiences significant variances in selling prices.
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
See “Recently Issued Financial Accounting Standards” for the expected impact of the Company’s adoption of the new revenue standard.
Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.1 million and $0.2 million at December 31, 2017 and 2016, respectively. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of returns as well as other factors that in the Company’s judgment could reasonably be expected to cause sales returns to differ from historical experience. A reconciliation of the accounts receivable reserve is shown in the table below for the periods indicated:

	December 31,
(in thousands)	2017	2016
Accounts receivable reserve, beginning of period	$210	$231
Charged to costs and expenses	76	554
Charged to other accounts (1)	(73)	29
Write-offs	(86)	(604)
Accounts receivable reserve, end of period	$127	$210
(1) Changes in sales return reserve
Net Income per Common Share
Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period; including potential dilutive shares of common stock, assuming the dilutive effect of outstanding stock options and restricted stock awards using the treasury stock method. Weighted-average shares from common share equivalents in the amount 653,497 and 489,450 for the years ended December 31, 2017 and 2016, respectively, were excluded from dilutive shares outstanding because their effect was anti-dilutive.

The following table presents the calculation of basic and diluted net income per share:

	Year Ended December 31,
(in thousands, except per share data)	2017	2016
Numerator:
Net income	$45,055	$10,430
Denominator:
Basic:
Weighted-average common shares used in computing basic net income per share	46,416	45,861
Diluted:
Add weighted average effect of dilutive securities:
Stock options and restricted stock awards	1,178	1,356
Weighted-average common shares used in computing diluted net income per share	47,594	47,217
Net income per common share:
Basic	$0.97	$0.23
Diluted	$0.95	$0.22

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
Purchased and Developed Software
Purchased and developed software includes the costs to purchase third-party software and to develop internal-use software, which includes software as a service offered to customers with an online subscription. The Company follows applicable guidance for the costs of computer software developed or obtained for internal use for capitalizing software projects. Software costs are amortized over the expected economic life of the product, generally on an accelerated basis over a period of five years for internally developed software offered to customers as an online subscription service, and generally on a straight-line basis over a period of three to five years for other software. At December 31, 2017 and 2016, unamortized capitalized software was $17.5 million and $19.0 million, respectively, which included amounts of software under development of $0.5 million and $0.3 million, respectively. Interest capitalized during the years ended December 31, 2017 and 2016 totaled $0.1 million and $0.2 million, respectively.
Acquired Curriculum and Technology
Acquired curriculum and technology represents curriculum and developed technology acquired in the acquisitions of Headsprout in 2013 and VLCY in 2009, and is the initial purchase accounting value placed on the past development and refinement of the core methodologies, processes, measurement techniques, and technologies by which the Company structures curriculum. Acquired curriculum and technology is being amortized using an accelerated method over six to seven years, as it has an economic benefit declining over the estimated useful life. The Company periodically reviews the recoverability of the acquired curriculum and technology based on expected net realizable value, and generally retires the assets once fully depreciated. Acquired curriculum and technology is presented net of accumulated amortization of $21.8 million and $21.3 million at December 31, 2017 and 2016, respectively.
See Note 4 — Goodwill and Other Intangible Assets and Note 10 — Fair Value of Financial Instruments for further discussion of the Company’s curriculum and technology assets.
Pre-Publication Costs
The Company capitalizes certain pre-publication costs of its curriculum, including art, prepress, editorial, and other costs incurred in the creation of the master copy of its curriculum products. Pre-publication costs are amortized over the expected life of the education program, generally on an accelerated basis over a period of five years. The amortization methods and periods chosen reflect the expected sales generated by the education programs. The Company periodically reviews the recoverability of the capitalized costs based on expected net realizable value, and generally retires assets once fully depreciated. Pre-publication costs are presented net of accumulated amortization of $24.6 million and $21.4 million at December 31, 2017 and 2016, respectively. Interest capitalized was $0.1 million during the years ended December 31, 2017 and 2016.
See Note 10 — Fair Value of Financial Instruments for further discussion of the Company’s pre-publication costs.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets relate to the acquisitions of Headsprout in 2013, VLCY in 2009, and Cambium Learning in 2007. Other intangible assets include trade names/trademarks, reseller networks, and customer relationships/lists, which are being amortized on a straight-line basis over estimated lives ranging from seven to fifteen years. Other intangible assets are presented net of accumulated amortization of $3.4 million and $19.6 million at December 31, 2017 and 2016, respectively.
See Note 4 — Goodwill and Other Intangible Assets and Note 10 — Fair Value of Financial Instruments for further discussion of the Company’s goodwill and other intangible assets.

Depreciation and Amortization
Depreciation and amortization for the years ended December 31, 2017 and 2016 consisted of the following:

	Year Ended December 31,
(in thousands)	2017	2016
Acquired publishing rights	$585	$874
Acquired curriculum and technology	532	1,465
Pre-publication costs	8,109	7,715
Internally developed software related to product	8,742	8,088
Total amortization included in cost of revenues	17,968	18,142
Trade names and trademarks	377	398
Other intangible assets	49	683
Property, equipment and software	2,371	2,325
Total depreciation and amortization included in operating expense	2,797	3,406
Total depreciation and amortization	$20,765	$21,548

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
Advertising Costs
The Company may ship products to prospective customers as samples. Samples costs are expensed to sales and marketing expense upon shipment and totaled $0.3 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively. Other costs of advertising, which include advertising, print, and photography expenses, are expensed as incurred and totaled $1.7 million and $1.3 million for the years ended December 31, 2017 and 2016, respectively.
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
Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance with applicable accounting guidance for share-based payments. This guidance requires all share-based payments to be recognized in the Consolidated Statements of Operations and Comprehensive Income based on their fair values. Compensation costs for awards with graded vesting are recognized on a straight-line basis over the anticipated vesting period.
Recently Issued Financial Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new revenue guidance defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The guidance requires improved disclosures to help users of the financial statements better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 allows for either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The original effective date was for annual periods beginning after December 15, 2016. On July 9, 2015, the FASB elected to defer the effective date of the new revenue recognition standard by one year, for annual periods beginning after December 15, 2017. The Company will adopt this guidance using the modified retrospective approach on January 1, 2018. The Company has concluded that revenue recognition for its most significant revenue stream—subscription-based educational technology solutions—will not change materially under the new accounting standard and will continue to be recognized pro rata over the subscription period. The Company expects to defer additional revenue related to several provisions of the new guidance, including additional customer support obligations. This change is not expected to have a significant impact on the Company’s financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02). The guidance in ASU 2016-02 requires entities to record the assets and liabilities created by leases greater than one year. This ASU is effective for interim periods and fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.
In March 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance simplifies the accounting for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill as the second step of the goodwill impairment evaluation. Companies are instead required to recognize goodwill impairment based on the excess of the reporting unit’s carrying value compared to its fair value. This ASU is effective in 2020 for calendar year entities, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The guidance simplifies certain aspects of accounting for stock-based accounting. ASU 2016-09 is effective for interim periods and fiscal years beginning after December 15, 2016. The Company prospectively adopted ASU 2016-09 in the first quarter of 2017 and has elected to account for forfeitures as they occur. There was no material impact to the Company’s consolidated financial position, results of operations, equity, or cash flows.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting (ASU 2017-09). The ASU provides guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company has early adopted ASU 2017-09 in the third quarter of 2017 with no material impact to the financial statements.

Note 3 — Property, Equipment and Software
Balances of major classes of assets and accumulated depreciation and amortization at December 31, 2017 and 2016 consisted of the following:

	December 31,
(in thousands)	2017	2016
Software	$48,910	$47,822
Computers and other equipment	12,173	11,025
Furniture and fixtures	2,308	2,214
Leasehold improvements	1,859	1,824
Property, equipment and software at cost	65,250	62,885
Accumulated depreciation and amortization	43,164	39,378
Property, equipment and software, net	$22,086	$23,507

Note 4 — Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows:

(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Total
Balance at December 31, 2015
Goodwill, gross	$13,215	$6,947	$217,262	$237,424
Accumulated impairment loss	—	—	(189,582)	(189,582)
Goodwill	13,215	6,947	27,680	47,842
Impairment	—	—	—	—
Acquisitions	—	—	—	—
Balance at December 31, 2016
Goodwill, gross	13,215	6,947	217,262	237,424
Accumulated impairment loss	—	—	(189,582)	(189,582)
Goodwill	13,215	6,947	27,680	47,842
Impairment	—	—	(4,325)	(4,325)
Acquisitions	—	—	—	—
Balance at December 31, 2017
Goodwill, gross	13,215	6,947	217,262	237,424
Accumulated impairment loss	—	—	(193,906)	(193,906)
Goodwill	$13,215	$6,947	$23,356	$43,518

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
2017 Annual Goodwill Impairment Analysis
The Company performed the 2017 annual goodwill impairment analysis using four reporting units: Learning A-Z; ExploreLearning; and Voyager Sopris Learning and Kurzweil Education, which are both included in the Voyager Sopris Learning segment. As the Kurzweil Education reporting unit was fully integrated within the Voyager Sopris Learning management structure during 2017, the reporting units were combined after the October 1, 2017 goodwill analysis was performed. The reporting units have been combined in the table above.
During 2017, the Company elected to perform the optional qualitative assessment for the Learning A-Z and ExploreLearning reporting units. The qualitative assessment did not result in a conclusion that it was more likely than not that the fair value of these reporting units was less than their respective carrying amounts; therefore, it was unnecessary to perform the quantitative two-step goodwill impairment test for the Learning A-Z and ExploreLearning reporting units.
During 2017, the Company elected to perform the quantitative two-step goodwill impairment test for the Voyager Sopris Learning and Kurzweil Education reporting units. The step one calculation determined that the fair value of the Voyager Sopris Learning reporting unit exceeded its carrying amount by at least 10%; therefore, it was unnecessary to perform the second step of the quantitative impairment test. The step one calculation determined that the fair value of the Kurzweil Education reporting unit was less than its carrying amount; therefore, the Company proceeded to the second step of the quantitative impairment test.
Based on the step 2 test, the Company concluded that an impairment of the Kurzweil Education reporting unit was probable and could be reasonably estimated. When performing the two-step quantitative impairment test, the Company first determined the fair market value of the Kurzweil Education reporting unit using a weighted income and market approach. The income approach was dependent on multiple assumptions and estimates, including future cash flow projections with a terminal value multiple and the discount rate used to determine the expected present value of the estimated future cash flows. Future cash flow projections were based on management’s best estimates of economic and market conditions over the projected period, including revenue growth rates, future costs and operating margins, working capital needs, capital and other expenditures, and tax rates. The discount rate applied to the future cash flows was a weighted average cost of capital and took into consideration market and industry conditions, returns for comparable companies, the rate of return an outside investor would expect to earn, and other relevant factors. The market approach was based on historical and projected multiples for the Kurzweil Education reporting unit. As a result, goodwill impairment expense of $4.3 million was recorded in the fourth quarter of 2017.
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

Intangible Assets
The Company’s definite-lived intangible assets and related accumulated amortization at December 31, 2017 and 2016 consisted of the following:

(in thousands)	December 31, 2015	Additions	Disposals	Impairments	December 31, 2016	Additions	Disposals	Impairments	December 31, 2017
Intangible assets, gross:
Publishing rights	$26,200	$—	$—	$—	$26,200	$—	$(26,200)	$—	$—
Trademark	5,110	—	—	—	5,110	—	—	—	5,110
Customer relationships	7,717	—	(3,417)	—	4,300	—	(4,300)	—	—
Acquired curriculum and technology	24,828	—	(2,248)	—	22,580	1,150	—	—	23,730
Reseller network	12,300	—	—	—	12,300	—	(12,300)	—	—
Total intangible assets, gross	76,155	—	(5,665)	—	70,490	1,150	(42,800)	—	28,840
Intangible assets, accumulated amortization:
Publishing rights	(24,741)	(874)	—	—	(25,615)	(585)	26,200	—	—
Trademark	(2,612)	(398)	—	—	(3,010)	(378)	—	—	(3,388)
Customer relationships	(7,127)	(579)	3,417	—	(4,289)	(11)	4,300	—	—
Acquired curriculum and technology	(22,096)	(1,465)	2,248	—	(21,313)	(532)	—	—	(21,845)
Reseller network	(12,158)	(104)	—	—	(12,262)	(38)	12,300	—	—
Total intangible assets, accumulated amortization	(68,734)	(3,420)	5,665	—	(66,489)	(1,544)	42,800	—	(25,233)
Intangible assets, net	$7,421	$(3,420)	$—	$—	$4,001	$(394)	$—	$—	$3,607
Acquired Intangibles
In 2017, the Company’s ExploreLearning segment acquired IS3D, LLC, developers of Cogent Education™ Interactive Cases™ – dynamic online experiences that put students in the role of a science, technology, engineering and mathematics (STEM) professional tasked with solving a real-world problem. The Company expects to pay a total cash purchase price of $1.1 million, with $1.0 million paid at close and $0.1 million to be paid after a hold back period of approximately one year. The Company recorded an addition to acquired curriculum intangibles of $1.2 million, with a useful life of seven years, related to the acquisition of IS3D, LLC.
Estimated Future Amortization Expense
Estimated amortization expense expected for each of the next five years related to intangibles subject to amortization is as follows:

(in thousands)	Cost of Revenues	Operating Expense	Amortization
2018	$664	$327	$991
2019	496	311	807
2020	327	297	624
2021	161	284	445
2022	120	269	389
Thereafter	116	235	351
	$1,884	$1,723	$3,607

Note 5 — Other Current Assets
Other Current Assets at December 31, 2017 and 2016 consisted of the following:

	December 31,
(in thousands)	2017	2016
Deferred costs	$9,246	$8,650
Prepaid expenses	1,762	1,533
Other current assets	185	1,052
Other current assets	$11,193	$11,235

Note 6 — Other Assets
Other Assets at December 31, 2017 and 2016 consisted of the following:

	December 31,
(in thousands)	2017	2016
Deferred costs, less current portion	$1,745	$1,405
Collateral investments	1,134	1,132
Deferred financing costs - revolving credit facility	530	711
Other	303	272
Other assets	$3,712	$3,520

Deferred Financing Costs
Deferred financing costs relate to costs incurred with the issuance in December 2015 of the Company’s $30.0 million Revolving Credit Facility. See Note 11 — Debt for additional information regarding the Company’s debt and the related deferred financing costs.
Collateral Investments
The Company maintains certificates of deposit to collateralize its outstanding letters of credit associated with workers’ compensation activity. At December 31, 2017 and 2016, the Company had $0.2 million in certificates of deposit serving as collateral for its outstanding letters of credit. See Note 16 — Commitments and Contingencies for additional information regarding the Company’s outstanding letters of credit.
Additionally, the Company maintains a money market fund investment to serve as collateral for a travel card program. The balance of the money market fund investment was $0.9 million at December 31, 2017 and 2016.

Note 7 — Accrued Expenses
Accrued Expenses at December 31, 2017 and 2016 consisted of the following:

	December 31,
(in thousands)	2017	2016
Salaries, bonuses and benefits	$8,550	$7,820
Accrued royalties	830	1,006
Pension and post-retirement benefit plans	950	967
Other	1,791	1,927
Accrued expenses	$12,121	$11,720
Restructuring Costs
During 2017, in response to the lower-than-expected performance at the Voyager Sopris Learning segment, the Company completed restructuring activities to reduce its cost structure. As a result, net income for 2017 includes restructuring costs totaling $1.4 million. At December 31, 2017, accrued salaries, bonuses, and benefits included $0.9 million of severance cost related to the 2017 restructuring.
In 2016, in a separate restructuring event, Voyager Sopris Learning incurred severance costs of $1.1 million. At December 31, 2016, accrued salaries, bonuses, and benefits included $0.6 million of severance cost related to the Voyager Sopris Learning restructuring.
Pension and Post-Retirement Benefit Plans
See Note 12 — Profit-Sharing, Pension, and Other Postretirement Benefit Plans for further information regarding the Company’s pension and post-retirement benefit plan liabilities.

Note 8 — Other Liabilities
Other Liabilities at December 31, 2017 and 2016 consisted of the following:

	December 31,
(in thousands)	2017	2016
Pension and post-retirement benefit plans, long-term portion	$8,285	$8,642
Deferred rent	587	688
Long-term income tax payable	470	454
Long-term deferred compensation	288	333
Other liabilities	$9,630	$10,117

Pension and Post-Retirement Benefit Plans
See Note 12 — Profit-Sharing, Pension, and Other Postretirement Benefit Plans for further information regarding the Company’s pension and post-retirement medical benefits liabilities.

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
Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the applicable lease term. The lease term begins on the commencement date as defined in the relevant lease agreement. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term. Operating rent expense was $2.5 million and $2.2 million for the years ended December 31, 2017 and 2016, respectively.
Future minimum payments under non-cancelable operating leases are as follows:

(in thousands)	Minimum Operating Lease Payments
2018	$2,593
2019	2,763
2020	2,837
2021	1,240
2022	36
Thereafter	—
Total minimum lease payments	$9,469

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
At December 31, 2017, financial instruments include cash and cash equivalents of $8.5 million, restricted assets of $2.3 million, collateral investments of $1.1 million, and the Senior Secured Credit Facility term loan, net of discount and deferred financing costs, of $47.8 million. At December 31, 2016, financial instruments include cash and cash equivalents of $4.9 million, restricted assets of $3.3 million, collateral investments of $1.1 million, and Senior Secured Credit Facility term loans, net of discount and deferred financing costs, of $74.5 million. The fair market values of cash equivalents, restricted assets, and collateral investments are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the applicable reporting period.
At December 31, 2017 and 2016, the carrying value of the Company’s Senior Secured Credit Facility term loans approximates the fair value, as the borrowings are tied to the London Interbank Offered Rate (“LIBOR”) and are market sensitive.
Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016 were as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$2,254	$2,254	$—	$—
Collateral Investments:
Money Market	908	908	—	—
Certificate of Deposit	226	226	—	—

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$3,266	$3,266	$—	$—
Collateral Investments:
Money Market	906	906	—	—
Certificate of Deposit	226	226	—	—

(in thousands)	Total Gains (Losses) Years Ended December 31,
Description	2017	2016
Restricted Assets:
Money Market	$—	$—
Collateral Investments:
Money Market	—	—
Certificate of Deposit	—	—

Assets and Liabilities That are Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible fixed assets, goodwill, and other intangible assets, which are remeasured when the derived fair value is below carrying value in the Consolidated Balance Sheets. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within income before interest, other expense, and income taxes in the Consolidated Statements of Operations and Comprehensive Income.
Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2017 and 2016 were as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$43,518	$—	$—	$43,518
Property, equipment and software, net	22,086	—	—	22,086
Pre-publication costs, net	17,758	—	—	17,758
Other intangible assets, net	3,607	—	—	3,607

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$47,842	$—	$—	$47,842
Property, equipment and software, net	23,507	—	—	23,507
Pre-publication costs, net	17,397	—	—	17,397
Other intangible assets, net	4,001	—	—	4,001

(in thousands)	Total Gains (Losses) Years Ended December 31,
Description	2017	2016
Goodwill	$(4,325)	$—
Property, equipment and software, net	—	—
Pre-publication costs, net	—	—
Other intangible assets, net	—	—

Note 11 — Debt
Debt at December 31, 2017 and 2016 consisted of the following:

	December 31,
(in thousands)	2017	2016
Senior secured credit facility term loans maturing December 10, 2020	$48,500	$76,150
Less: Unamortized discount	(380)	(923)
Less: Unamortized deferred financing costs	(321)	(747)
Term loans, net of discount and deferred costs	47,799	74,480
Less: current portion of long-term debt	5,958	7,350
Long-term debt	$41,841	$67,130
Senior Secured Credit Facility
On December 10, 2015, Cambium Learning, Inc. (the “Borrower”), a wholly-owned subsidiary of Cambium Learning Group, Inc., entered into a $135.0 million Senior Secured Credit Agreement (the “Credit Agreement”) among the Borrower, the Company, Webster Bank, N.A., as Administrative Agent, L/C Issuer and a Lender, and the other Lenders party thereto, with Webster Bank, N.A., as Joint Lead Arranger, the Governor and Company of the Bank of Ireland, as a Joint Lead Arranger and Syndication Agent, and Capital One National Association, and Babson Capital Finance, LLC, as Co-Documentation Agents (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a term loan A which had an initial principal amount of $70.0 million (“Term Loan A”), a term loan B which had an initial principal amount of $35.0 million (“Term Loan B”) and a $30.0 million revolving credit facility (the “Revolving Credit Facility”), secured by a lien on substantially all assets and capital stock of the Company, the Borrower and the Borrower’s subsidiaries (collectively, the “Loan Parties”). The Senior Secured Credit Facility matures on December 10, 2020. In 2017, the Company repaid the remaining principal amount outstanding of the Term Loan B. At December 31, 2017, the Company had an outstanding principal balance of $48.5 million under Term Loan A, no outstanding borrowings under the Term Loan B and Revolving Credit Facility, and had $29.8 million borrowing availability under the Revolving Credit Facility.
Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or LIBOR (subject to a 1.0% floor), at the Borrower’s option, plus an applicable margin. The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans. The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation. The applicable margin for the Term Loan B is 4.25% for Base Rate loans and 5.25% for LIBOR loans. As of December 31, 2017, the lowest tier of the applicable margins were in effect, and the interest rate for the Term Loan A was 5.44%. Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%. Interest is payable in arrears every three months or less, based on the selected LIBOR interest period.
The Term Loan A requires scheduled quarterly principal payments which began on March 31, 2016, with the balance due at maturity. The Borrower is subject to certain prepayment requirements, including an Excess Cash Flow Payment, as defined in the Credit Agreement. The Company expects to make an Excess Cash Flow Payment of $0.3 million in 2018. The scheduled annual minimum principal payments, excluding any potential Excess Cash Flow Payments, are as follows:

(in thousands)	Future Payments
2018	$5,706
2019	7,132
2020	35,662
2021	—
2022	—
Thereafter	—
$48,500
The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence indebtedness, restrictions on investments and dispositions, limitations on fundamental changes to the Loan Parties, a maximum consolidated net leverage ratio, and minimum fixed charge coverage ratio. Upon an event of default, and after any applicable cure period, the

Administrative Agent can accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants. At December 31, 2017, the Company was in compliance with all covenants related to the Credit Facility.
The principal balances of the Senior Secured Credit Facility were issued at a discount, representing fees paid to lenders, of $1.9 million, which will be amortized over the life of the debt using the effective interest rate method. Unamortized discount at December 31, 2017 was $0.4 million.
The Company incurred debt issuance costs of $2.3 million associated with the Senior Secured Credit Facility, including $1.4 million paid to an affiliate of Veronis Suhler Stevenson pursuant to the consulting fee agreement between the Company and Veronis Suhler Stevenson. These costs were deferred and will be amortized over the term of the related debt using the effective interest method. Unamortized deferred financing costs related to the Senior Secured Credit Facility totaled $0.9 million at December 31, 2017, including $0.3 million related to the Term Loan A presented as a reduction to Long-term debt and $0.5 million related to the Revolving Credit Facility classified as Other Assets in the Consolidated Balance Sheets. As of December 31, 2016, unamortized deferred financing costs totaled $1.5 million, including $0.7 million related to the Term Loan A and Term Loan B presented as a reduction to Long-term debt and $0.7 million related to the Revolving Credit Facility.
In February 2016, the Company paid $0.1 million to enter into interest rate cap agreements for approximately half of its expected outstanding Term Loan A and Term Loan B loans, for a three-year period. Under the interest rate cap agreements, the Company will receive payments for any period that the three-month LIBOR rate exceeds 2.5%.
During the year ended December 31, 2017, the Company made voluntary prepayments of $20.6 million aggregate principal amount of the Senior Secured Credit Facility. This extinguishment resulted in a loss of $0.4 million, due to the write-off of unamortized deferred financing costs and debt discount. During the year ended December 31, 2016, the Company made voluntary prepayments of $25.0 million aggregate principal amount on the Term Loan B of the Senior Secured Credit Facility. This extinguishment resulted in a loss of $0.7 million, due to the write-off of $0.3 million of unamortized deferred financing costs and $0.4 million of unamortized debt discount.

Note 12 — Profit-Sharing, Pension, and Other Postretirement Benefit Plans

Defined Contribution Plans

The Company’s 401(k) plan provides matching contributions of 50% of participant contributions up to 6%. Additionally, the Company may make discretionary contributions based upon exceeding Company performance targets of up to 3% of eligible earnings for all employees regardless of participation. The 401(k) matching contribution expense was $1.4 million and $1.3 million for the years ended December 31, 2017 and 2016, respectively. No discretionary contributions were made in the years ended December 31, 2017 and 2016.

As a result of the acquisition of VLCY, the Company also has contractual obligations under a frozen replacement benefit plan (“RBP”) for a small number of terminated and retired executives. Because the RBP is frozen, no participant can make or is entitled to additional contributions. Instead, the Company has accrued a liability totaling $0.3 million at both December 31, 2017 and 2016, to reflect its estimated future obligation under the RBP. The current portion of the RBP liability, which was $11 thousand and $21 thousand at December 31, 2017 and 2016, respectively, is included in Other in Note 7 — Accrued Expenses. The long-term portion of the RBP liability, which was $0.3 million at December 31, 2017 and 2016, is included in Long-Term Deferred Compensation in Note 8 — Other Liabilities.

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

The net costs of the Company’s defined benefit pension plan for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Interest cost	$342	$392
Recognized net actuarial (gain) loss	255	(690)
Total recognized in net pension cost and other comprehensive income	$597	$(298)

Obligation and Funded Status

The funded status of the Company’s U.S. defined benefit pension plan as of December 31, 2017 and 2016 was as follows:

	December 31,
(in thousands)	2017	2016
Change in Benefit Obligation:
Benefit obligation, beginning of period	$9,609	$10,996
Service cost	—	—
Interest cost	342	392
Actuarial loss (gain)	255	(690)
Benefits paid	(972)	(1,089)
Benefit obligation, end of period	$9,235	$9,609

Change in Plan Assets:
Fair value, beginning of period	$—	$—
Company contributions	972	1,089
Benefits paid	(972)	(1,089)
Fair value, end of period	$—	$—

Unfunded status	$(9,235)	$(9,609)
Accrued benefit cost	$(9,235)	$(9,609)

Amounts recognized in the Consolidated Balance Sheets
Current accrued benefit liability	$(950)	$(967)
Non-current accrued benefit liability	(8,285)	(8,642)
Net amount recognized	$(9,235)	$(9,609)

The Company had a net actuarial (gain) loss of $0.3 million and $(0.7) million for its U.S. pension plan in the years ended December 31, 2017 and 2016, respectively. These amounts are included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets. Of this amount, the Company recognized $0.1 million as a component of net periodic pension cost during the years ended December 31, 2017 and 2016, and expects to recognize approximately $0.1 million in 2018.

Plan Assumptions

	Year Ended December 31,
	2017	2016
Discount rate	3.40%	3.75%

The discount rate is determined by analyzing the average returns of high-quality fixed income investments defined as AA-rated or better. The Company also utilizes an interest rate yield curve for instruments with maturities corresponding to the benefit obligations.

Additional Information

For the Company’s U.S. defined benefit pension plan, the projected benefit obligation and accumulated benefit obligation at December 31, 2017 and 2016 were as follows:

	December 31,
(in thousands)	2017	2016
Projected benefit obligation	$9,235	$9,609
Accumulated benefit obligation	9,235	9,609
Future Contributions
Total contributions expected to be paid under the Company’s frozen U.S. retirement plans or to the beneficiaries thereof during fiscal 2018 are $1.0 million, consisting of $1.0 million to its U.S. defined benefit plan and $11 thousand to the RBP.
Gross benefit payment obligations under the Company’s continuing plans for the next ten years are anticipated to be as follows:

U.S. Retirement Plans
(in thousands)	(Pension Plan and RBP)
2018	$961
2019	918
2020	919
2021	832
2022	788
2023 - 2027	3,240

Note 13 — Stockholders’ Equity (Deficit)
Common Stock
Shares Authorized, Issued, and Outstanding
The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. At December 31, 2017, there were 53,332,560 shares of common stock issued, 46,800,371 shares of common stock outstanding, and an additional 3,527,569 shares of common stock reserved for issuance pursuant to the Cambium Learning Group, Inc. 2009 Equity Incentive Plan.
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
Dividend Rights
Holders of the Company’s common stock are entitled to receive dividends when, as, and if declared by the board of directors out of funds legally available for payment, subject to the rights of holders of the Company’s preferred stock, if any. The Company has not historically paid dividends and does not anticipate doing so in the short term. In addition, the

Company’s ability to pay cash dividends is limited by covenants of the existing Credit Agreement described in Note 11 — Debt.
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
Preferred Stock
Shares Authorized and Outstanding
The Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.001 per share. At December 31, 2017, there were no shares of preferred stock issued or outstanding.
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
The following table summarizes stock option transactions under the Incentive Plan for the year ended December 31, 2017:

	Year Ended December 31, 2017
	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,655,581	$2.39
Granted	455,000	$5.60
Exercised	(598,206)	$2.03
Cancelled/Forfeited	(130,066)	$3.91
Outstanding at December 31, 2017	2,382,309	$3.02	5.8	$6,483
Exercisable at December 31, 2017	1,624,891	$2.14	4.5	$5,756
Vested and Expected to Vest at December 31, 2017	2,282,309	$2.87	5.7	$6,483
The weighted average grant date fair value of options granted during the years ended December 31, 2017 and 2016 was $3.22 and $2.81, respectively. The aggregate intrinsic value of stock options exercised in the years ended December 31, 2017 and 2016 was $2.1 million and $1.6 million, respectively. During the years ended December 31, 2017 and 2016, 412,024 and 735,945 options vested, respectively. The total fair value of the options that vested was $0.9 million and $0.9 million, respectively.
At December 31, 2017, total future compensation costs related to unvested stock options to be recognized in the consolidated statements of operations was $1.8 million, with a weighted average period over which this cost is expected to be recognized of 2.7 years.
Stock Option Valuation Assumptions
The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock option awards on the date of grant. The following assumptions were used in the Black-Scholes option-pricing model to estimate the fair value of the awards granted during the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Expected stock volatility	59.90%	64.00%
Risk-free interest rate	2.07% – 2.12%	1.26% – 1.57%
Expected years until exercise	6.25	6.25
Dividend yield	0.00%	0.00%
Due to a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company used the simplified method to estimate the expected years until exercise on new awards as described in applicable accounting guidance for stock-based compensation.
Restricted Stock
As of December 31, 2017, the Company had no outstanding restricted stock awards.

Stock-Based Compensation and Expense
Stock-based compensation and expense for the years ended December 31, 2017 and 2016 was allocated as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Cost of revenues	$55	$59
Research and development expense	158	171
Sales and marketing expense	207	206
General and administrative expense	445	492
Stock-based compensation and expense	$865	$928
The total income tax expense recognized for book purposes in the Consolidated Statements of Operations and Comprehensive Income related to stock-based compensation was zero for the years ended December 31, 2017 and 2016. The total tax benefit realized was zero for all years presented.
Securities Authorized for Issuance
Securities authorized for issuance under equity compensation plans at December 31, 2017 are as follows:

(in thousands, except per share amounts)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity incentive plans (a)
Equity compensation plans approved by security holders	2,382	$3.02	1,145
Equity compensation plans not approved by security holders	—	—	—
Total	2,382	$3.02	1,145

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options”.

Note 15 — Income Taxes
Income or loss before income taxes for the years ended December 31, 2017 and 2016 were primarily attributable to the United States.
Income tax expense attributable to income included the following:

	Year Ended December 31,
(in thousands)	2017	2016
Current income tax expense:
United States federal	$326	$126
Foreign	87	34
State and local	903	105
Total current income tax expense	1,316	265
Deferred income tax (benefit) expense:
United States federal	(27,719)	—
State and local	(2,895)	28
Total deferred income tax (benefit) expense	(30,614)	28
Income tax (benefit) expense	$(29,298)	$293

Reconciliation of income tax (benefit) expense and the domestic federal statutory income tax expense is as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Income tax expense at U.S. federal statutory rate	$5,515	$3,753
Increase (reduction) from:
State taxes (net of federal benefit)	(2,269)	133
Change in valuation allowance	(52,501)	(3,779)
Change in federal statutory tax rate	14,497	—
Amortization of goodwill	(621)	(621)
Goodwill impairment	1,514	—
Stock compensation	(1,000)	—
Adjustments to federal deferred tax assets	5,290	—
Non-deductible expenses	163	148
Other	114	659
Income tax (benefit) expense	$(29,298)	$293
Deferred income taxes include temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.
At December 31, 2017, the Company determined that a full valuation allowance was no longer required against its deferred tax assets. The Company recorded a benefit to income tax expense of $43.2 million for the release of substantially all of the valuation allowance on those deferred tax assets.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed U.S. tax law. The Tax Act lowered the Company’s statutory federal income tax rate from 35% to 21% effective January 1, 2018. At December 31, 2017, the Company remeasured its deferred tax balances to reflect the new tax rate and recorded a charge to income tax expense of $14.5 million.
The tax effects of each type of temporary difference and carryforward that gave rise to a significant portion of deferred tax assets (liabilities) at December 31, 2017 and 2016 were as follows:

	December 31,
(in thousands)	2017	2016
Deferred tax assets attributable to:
Net operating loss carryforwards	$14,473	$29,660
Tax credit carryforwards	7,858	7,622
Reserves	2,550	3,810
Inventory	4,126	2,931
Deferred revenue	3,571	4,388
Intangibles	—	5,848
Other	2,378	2,073
Total gross deferred tax assets	34,956	56,332
Valuation allowance	(1,297)	(53,798)
Net deferred tax assets	33,659	2,534

Deferred tax liabilities attributable to:
Intangibles	(1,332)	(2,370)
Fixed assets	(1,649)	(164)
Other	(64)	—
Net deferred tax asset	$30,614	$—

The valuation allowance decreased in 2017 by $52.5 million primarily because of the release of substantially all of the valuation allowance previously recorded against the Company’s deferred tax assets. The valuation allowance decreased in 2016 by $3.8 million because it offset the decrease in the deferred tax asset derived from pre-tax gains. As of December 31, 2017, there is no amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill.
At December 31, 2017, the amounts and expiration dates of loss and tax credit carryforwards were as follows:

(in thousands)	Amount as of December 31, 2017	Expire or start expiring at the end of:
U.S. net operating loss (1)	$63,629	2028
U.S. federal capital losses	3,785	2019

State tax net operating losses	22,560	2017 – 2035

Tax credits:
Minimum tax credit	7,771	Carry forward indefinitely
Other tax credits	2,467	2017 – 2021
Total tax credits	$10,238

(1)	$20.5 million of the U.S. net operating loss (NOL) above is related to the VLCY acquisition.
Income taxes paid, net of tax refunds, was $1.1 million and $0.8 million for the years ended December 31, 2017 and 2016, respectively.
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
A reconciliation of the change in the UTB balance for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Unrecognized tax benefit, beginning of period	$5,936	$6,236
Increases for tax positions in prior periods	46	—
Decreases for effectively settled tax positions	—	(300)
Decreases for expiration of the statute of limitations	(3,351)	—
Unrecognized tax benefit, end of period	$2,631	$5,936
Included in the balance of unrecognized tax benefits at December 31, 2017 are approximately $0.3 million of tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining uncertain tax positions would not affect the effective tax rate, but would instead increase or would have increased available tax attributes. However, the recognition of the tax attribute would be offset by an increase in the deferred tax asset valuation allowance resulting in no net impact in the effective tax rate.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company recognized no penalties (gross) and an immaterial amount of interest (gross) during the year ended December 31, 2017. At December 31, 2017, the Company had liabilities of $0.1 million for penalties (gross) and $0.1 million for interest (gross).
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. All U.S. tax years prior to 2008 related to the VLCY-acquired entities have been audited by the Internal Revenue Service. Cambium and its subsidiaries have been examined by the Internal Revenue Service through the end of 2006. The Company has been audited by various state tax authorities through 2007.

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
Letters of Credit
The Company had letters of credit outstanding at December 31, 2017 in the amount of $0.4 million to support workers’ compensation activity. The Company maintains certificates of deposit of $0.2 million to serve as collateral for these letters of credit. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificates of deposit and money market fund investment are included in Collateral Investments in Note 6 — Other Assets.

Note 17 — Related Party Transactions
Agreements with VSS
Jeffrey Stevenson and David Bainbridge, each of whom serves on the Company’s board of directors, are affiliates of VSS. Funds managed by VSS own a majority of the equity interests of VSS-Cambium Holdings III, LLC, which holds approximately 69% of the Company’s outstanding common stock. As such, VSS-Cambium Holdings III, LLC has the ability to determine the outcome of matters submitted to the Company’s stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of the Company’s assets, and will likely have the ability to control the Company’s management, affairs and operations.
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
The Company and VSS agreed to amend the Consulting Agreement, effective March 19, 2013, and have entered into Amendment No. 1 to the Consulting Agreement (the “Amendment”) such that, in addition to the fees currently payable to VSS thereunder, on January 1st of each calendar year, with the first payment payable to VSS as of January 1, 2013, VSS will be entitled to an annual payment of $70 thousand for monitoring services for the then-current calendar year, provided that if an employee of VSS serves as Chairman of the Company’s Board of Directors (the “Board”), such fee is subject to a dollar-for-dollar reduction in the amount of the annual retainer received by such VSS employee (as contemplated by the Company’s then current board compensation program). The Amendment also allows VSS to designate from time to time one or more of its affiliates to receive any of the fees payable under the Consulting Agreement.
The Company and VSS agreed to amend the Consulting Agreement and have entered into Amendment No. 2 to the Consulting Agreement on December 16, 2016 (the “Second Amendment”). The Second Amendment provides that the Consulting Agreement will remain in effect until the earliest of (i) the date on which VSS no longer has any employees serving on the Board, (ii) the date on which funds managed by VSS cease to beneficially own at least 10% of the Company’s outstanding common stock, and (iii) unless the Company’s audit committee renews the Consulting Agreement, January 1, 2021.
In connection with the Credit Agreement, VSS Fund Management LLC provided to the Administrative Agent, on behalf of the Lenders under the Credit Agreement, a management fee subordination agreement. This agreement limits the ability of VSS Fund Management LLC to amend the terms of the Consulting Agreement, as amended.
VSS also currently receives an annual retainer of $65 thousand each for the services of Mr. Stevenson and Mr. Bainbridge on the Board. In total, VSS received $0.2 million in cash during each of the years ended December 31, 2017 and 2016 related to the services of these directors, plus reimbursement of out-of-pocket expenses.

In 2017, the Company retained the Tax Credit Co., an affiliate of VSS, to identify and document potential research and development tax credits. The Company agreed to pay a contingency fee based on the value of the tax credits identified, and during 2017, the Company paid $0.3 million to the Tax Credit Co.
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

Note 18 — Segment Reporting
Geographic Information and Concentrations of Credit Risk
The Company’s geographic area of operation is predominantly the United States. Export or foreign sales to locations outside the United States was approximately 9% and 8% of total sales for the years ended December 31, 2017 and 2016, respectively, with approximately 4% of total sales in Canada in each year. No single customer accounted for more than 10% of consolidated net revenues for any years presented. No single customer accounted for more than 10% of the accounts receivable balance at December 31, 2017. One single customer accounted for approximately 11% of the accounts receivable balance at December 31, 2016. Although the loss of a single customer or a few customers would not have a material adverse effect on the Company’s business, schedules of school adoptions, available funding for school districts, and market acceptance of the Company’s products can materially affect year-to-year revenue performance.
Segment Results of Operation
The Company operates in three reportable segments with separate management teams and infrastructures that offer various products and services.
The Company and its chief operating decision maker use net revenues, operating expenses, income from operations, and capital expenditures as measures of the reportable segment’s operating performance. The Company does not track assets by segment and the chief operating decision maker does not use assets as a measure of the reportable segments’ operating performance; therefore, this information is not reported. The significant accounting policies of the reportable segments are the same as those for the Company. There were no intersegment revenues or transfers.

The reportable segments’ results of operations for the years ended December 31, 2017 and 2016 are presented in the tables below.

	Year Ended December 31, 2017
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Product revenues	$75,148	$27,857	$52,339	$—	$155,344
Service revenues	—	—	2,840	—	2,840
Total net revenues	75,148	27,857	55,179	—	158,184
Cost of product revenues	3,641	3,741	18,572	—	25,954
Cost of service revenues	—	—	1,612	—	1,612
Amortization expense	—	—	—	17,968	17,968
Total cost of revenues	3,641	3,741	20,184	17,968	45,534
Other operating expenses	32,723	13,415	24,142	14,286	84,566
Depreciation and amortization expense	—	—	—	2,797	2,797
Goodwill impairment	—	—	—	4,325	4,325
Total costs and expenses	36,364	17,156	44,326	39,376	137,222
Income before interest, other expense and income taxes	38,784	10,701	10,853	(39,376)	20,962
Net interest expense	—	—	—	(4,845)	(4,845)
Loss on extinguishment of debt	—	—	—	(360)	(360)
Income tax benefit	—	—	—	29,298	29,298
Segment net income	$38,784	$10,701	$10,853	$(15,283)	$45,055
Expenditures for property, equipment, software and pre-publication costs	$8,847	$3,515	$5,274	$524	$18,160

	Year Ended December 31, 2016
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Product revenues	$66,049	$23,739	$58,770	$—	$148,558
Service revenues	—	—	3,800	—	3,800
Total net revenues	66,049	23,739	62,570	—	152,358
Cost of product revenues	2,576	3,606	21,579	—	27,761
Cost of service revenues	—	—	2,361	—	2,361
Amortization expense	—	—	—	18,142	18,142
Total cost of revenues	2,576	3,606	23,940	18,142	48,264
Other operating expenses	29,794	11,498	26,085	14,700	82,077
Depreciation and amortization expense	—	—	—	3,406	3,406
Total costs and expenses	32,370	15,104	50,025	36,248	133,747
Income before interest, other expenses and income taxes	33,679	8,635	12,545	(36,248)	18,611
Net interest expense	—	—	—	(7,190)	(7,190)
Loss on extinguishment of debt	—	—	—	(698)	(698)
Income tax expense	—	—	—	(293)	(293)
Segment net income	$33,679	$8,635	$12,545	$(44,429)	$10,430
Expenditures for property, equipment, software and pre-publication costs	$8,519	$2,846	$7,988	$701	$20,054

Note 19 — Interim Financial Information (Unaudited)

The following table presents the Company’s quarterly results of operations for the years ended December 31, 2017 and 2016.

	Three Months Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,	Fiscal Year
Fiscal 2017
Net revenues	$35,970	$40,362	$43,523	$38,329	$158,184
Cost of revenues	6,185	7,215	7,928	6,238	27,566
Other operating expenses	25,888	25,685	27,448	30,635	109,656
Income before income taxes	2,670	6,126	6,876	85	15,757
Income tax (expense) benefit	(140)	(334)	(399)	30,171	29,298
Net income	$2,530	$5,792	$6,477	$30,256	$45,055

Basic income per share	$0.05	$0.13	$0.14	$0.65	$0.97
Diluted income per share	$0.05	$0.12	$0.14	$0.63	$0.95

Fiscal 2016
Net revenues	$33,674	$39,084	$42,113	$37,487	$152,358
Cost of revenues	7,007	7,732	8,876	6,507	30,122
Other operating expenses	25,083	25,519	27,360	25,663	103,625
Income (loss) before income taxes	(180)	3,875	4,001	3,027	10,723
Income tax (expense) benefit	78	(111)	(173)	(87)	(293)
Net income (loss)	$(102)	$3,764	$3,828	$2,940	$10,430

Basic income (loss) per share	$—	$0.08	$0.08	$0.06	$0.23
Diluted income (loss) per share	$—	$0.08	$0.08	$0.05	$0.22

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
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework (2013). Through management’s assessment, management did not identify any material weaknesses in the Company’s internal control over financial reporting as of December 31, 2017.
As a result of the assessment discussed above, management of the Company has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
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

Item 9B. Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the Company’s 2017 Annual Meeting of Stockholders expected to be held May 31, 2018 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

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
Securities authorized for issuance under equity compensation plans at December 31, 2017 are as follows:

(in thousands, except per share amounts)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity incentive plans (a)
Equity compensation plans approved by security holders	2,382	$3.02	1,145
Equity compensation plans not approved by security holders	—	—	—
Total	2,382	$3.02	1,145

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options”.

Other information required to be furnished pursuant to this item will be set forth in the Proxy Statement and is incorporated herein by reference.

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a) 1. Financial statements:

The following Consolidated Financial Statements of Cambium Learning Group, Inc. are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017 and 2016

•	Consolidated Balance Sheets at December 31, 2017 and 2016

•	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2017 and 2016
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

*10.17
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

*10.18
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

*10.19
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

*10.23
Amendment No. 1 to Office Lease Agreement, dated October 4, 2017, between PAR Capital-Briargrove, LLC and Cambium Learning, Inc. (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Periodic Report on Form 10-Q filed on November 14, 2017 (File No. 001-34575)).

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

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

Date: March 6, 2018	Cambium Learning Group, Inc.

	By:	/s/ Barbara Benson
Barbara Benson
Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Campbell	Director and Chief Executive Officer (Principal Executive Officer)	March 6, 2018
John Campbell
/s/ Barbara Benson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2018
Barbara Benson
/s/ Joe Walsh	Chairman of the Board of Directors	March 6, 2018
Joe Walsh
/s/ David F. Bainbridge	Director	March 6, 2018
David F. Bainbridge
/s/ Walter G. Bumphus	Director	March 6, 2018
Walter G. Bumphus
/s/ Clifford Chiu	Director	March 6, 2018
Clifford Chiu
/s/ Carolyn Getridge	Director	March 6, 2018
Carolyn Getridge
/s/ Thomas Kalinske	Director	March 6, 2018
Thomas Kalinske
/s/ Jeffrey T. Stevenson	Director	March 6, 2018
Jeffrey T. Stevenson