Form 10-Q
period 2018-03-31
CAMBIUM LEARNING GROUP, INC.
filed 2018-05-14
CIK 1466815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Registrant's telephone number, including area code: (888) 399-1995
_____________________________________________
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☒
The number of shares of the registrant's common stock, $0.001 par value per share, outstanding as of May 1, 2018 was 47,117,456.

Item 1. Financial Statements.
Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net revenues	$36,607	$35,970
Cost of revenues:
Cost of revenues	6,063	6,185
Amortization expense	3,904	4,090
Total cost of revenues	9,967	10,275
Research and development expense	3,726	3,098
Sales and marketing expense	12,803	12,910
General and administrative expense	5,281	4,883
Shipping and handling costs	121	118
Depreciation and amortization expense	717	681
Total costs and expenses	32,615	31,965
Income before interest and income taxes	3,992	4,005
Other income (expense), net	(103)	(108)
Net interest expense	(830)	(1,227)
Income before income taxes	3,059	2,670
Income tax expense	(452)	(140)
Net income	$2,607	$2,530
Other comprehensive income:
Amortization of net pension loss	29	23
Comprehensive income	$2,636	$2,553
Net income per common share:
Basic	$0.06	$0.05
Diluted	$0.05	$0.05
Average number of common shares and equivalents outstanding:
Basic	46,898	46,203
Diluted	48,067	47,439

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,450	$8,493
Accounts receivable, net	7,419	12,937
Inventory	1,993	2,382
Restricted assets, current	961	961
Other current assets	10,567	11,193
Total current assets	25,390	35,966
Property, equipment and software at cost	62,675	65,250
Accumulated depreciation and amortization	(41,043)	(43,164)
Property, equipment and software, net	21,632	22,086
Goodwill	43,518	43,518
Other intangible assets, net	3,357	3,607
Pre-publication costs, net	17,845	17,758
Restricted assets, less current portion	1,046	1,293
Deferred tax assets	30,602	30,614
Other assets	3,515	3,712
Total assets	$146,905	$158,554
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,841	$2,388
Accrued expenses	9,306	12,121
Revolving credit facility	7,000	—
Current portion of long-term debt	6,294	5,958
Deferred revenue, current	71,354	86,913
Total current liabilities	95,795	107,380
Long-term liabilities:
Long-term debt	40,170	41,841
Deferred revenue, less current portion	13,064	13,995
Other liabilities	9,433	9,630
Total long-term liabilities	62,667	65,466
Commitments and contingencies (See Note 13)
Stockholders' equity (deficit):
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at March 31, 2018 and December 31, 2017)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 53,613 and 53,333 shares issued, and 47,080 and 46,800 shares outstanding at March 31, 2018 and December 31, 2017, respectively)	54	53
Capital surplus	289,864	289,022
Accumulated deficit	(286,634)	(288,490)
Treasury stock at cost (6,532 shares at March 31, 2018 and December 31, 2017)	(12,784)	(12,784)
Accumulated other comprehensive loss:
Pension and postretirement plans	(2,057)	(2,093)
Accumulated other comprehensive loss	(2,057)	(2,093)
Total stockholders' equity (deficit)	(11,557)	(14,292)
Total liabilities and stockholders' equity (deficit)	$146,905	$158,554
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$2,607	$2,530
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	4,621	4,771
Deferred income taxes	213	—
Amortization of note discount and deferred financing costs	136	206
Stock-based compensation and expense	227	200
Other	4	3
Changes in operating assets and liabilities:
Accounts receivable, net	5,449	5,410
Inventory	398	(135)
Other current assets	72	1,304
Other assets	153	177
Restricted assets	247	264
Accounts payable	(547)	(16)
Accrued expenses	(2,729)	(2,716)
Deferred revenue	(16,914)	(16,843)
Other long-term liabilities	(161)	(202)
Net cash used in operating activities	(6,224)	(5,047)
Investing activities:
Expenditures for property, equipment, software and pre-publication costs	(4,008)	(4,532)
Net cash used in investing activities	(4,008)	(4,532)
Financing activities:
Repayment of debt	(1,427)	(1,750)
Borrowings under revolving credit facility	7,000	11,000
Proceeds from exercise of stock options	616	7
Net cash provided by financing activities	6,189	9,257
Change in cash and cash equivalents	(4,043)	(322)
Cash and cash equivalents, beginning of period	8,493	4,930
Cash and cash equivalents, end of period	$4,450	$4,608

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation
Presentation
The Condensed Consolidated Financial Statements include the accounts of Cambium Learning® Group, Inc. and its subsidiaries (the "Company") and are unaudited. The condensed consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements. All intercompany transactions have been eliminated.
As permitted under the Securities and Exchange Commission ("SEC") requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Due to seasonality, the results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 2018.
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
As of January 1, 2018, the Company adopted Accounting Standards Update No. 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, and accordingly presented the other components of net benefit costs separately from the service cost component and outside of operating profit, presented as "Other income (expense)" in the consolidated statement of operations. Prior period non-service components of pension and post-retirement costs of $0.1 million were recast from "General and administration expense" to "Other income (expense)" on the Company's condensed consolidated statements of operations for the quarter ended March 31, 2017.
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
The Company has three reportable segments with separate management teams and infrastructures that offer various products and services. See Note 15 – Segment Reporting for further information on the Company's segment reporting structure.

Note 2 — Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.1 million at March 31, 2018 and December 31, 2017. The allowance for doubtful accounts is based on a review of outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of return as well as other factors that in the Company's judgment, could reasonably be expected to cause sales returns to differ from historical experience.

Note 3 — Stock-Based Compensation and Expense
Cambium Learning Group, Inc. 2009 Equity Incentive Plan
In 2009, the Company adopted the Cambium Learning Group, Inc. 2009 Equity Incentive Plan ("Incentive Plan"). Under the Incentive Plan, 5,000,000 shares of common stock were reserved for issuance of awards which may be granted in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, conversion stock options, conversion stock appreciation rights, and other stock or cash awards. The Incentive Plan is administered by the board of directors which has the authority to establish the terms and conditions of awards granted under the Incentive Plan.
Stock-Based Compensation and Expense
The following table presents stock-based compensation expense resulting from stock options that are recorded in the condensed consolidated statements of operations and comprehensive income for the periods presented:

	Three Months Ended March 31,
(in thousands)	2018	2017
Cost of revenues	$13	$13
Research and development expense	49	35
Sales and marketing expense	61	46
General and administrative expense	104	106
Total	$227	$200

2018 Grants
In the first quarter 2018, the Company granted 245,000 options under the Incentive Plan with an exercise price of $9.16. The options vest in equal monthly installments on the last day of the month over a four-year period, with an initial vesting date of March 31, 2018. As of March 31, 2018, the Company had 2,311,710 stock options outstanding.

Note 4 — Net Income per Common Share
Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock awards using the treasury stock method. Weighted-average shares from common share equivalents in the amount of 159,444 for the three months ended March 31, 2018, and 615,631 for the three months ended March 31, 2017, were excluded from the respective dilutive shares outstanding because their effect was anti-dilutive.
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Numerator:
Net income	$2,607	$2,530
Denominator:
Basic:
Weighted-average common shares used in computing basic net income per share	46,898	46,203
Diluted:
Add weighted-average effect of dilutive securities:
Stock options and restricted stock awards	1,169	1,236
Weighted-average common shares used in computing diluted net income per share	48,067	47,439
Net income per common share:
Basic	$0.06	$0.05
Diluted	$0.05	$0.05

Note 5 — Revenue Recognition
On January 1, 2018, the Company adopted the new revenue guidance Revenue from Contracts with Customers ("ASC 606") and applied it to all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of ASC 606 to be immaterial to net income on an ongoing basis.
The cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard was as follows:

(in thousands)	As Reported December 31, 2017	Adjustments due to ASC 606	As Adjusted January 1, 2018
Accounts receivable	$12,937	$(69)	$12,868
Inventory	2,382	10	2,392
Other current assets	11,193	(554)	10,639
Deferred tax assets	30,614	201	30,815

Accrued expenses	12,121	85	12,206
Deferred revenue	86,913	(424)	86,489
Accumulated deficit	(288,490)	751	(287,739)
Learning A-Z and ExploreLearning Segments
The Learning A-Z and ExploreLearning segments derive revenue from sales of online subscriptions to their literacy, math and science websites and related training and professional development. The subscription service represents two performance obligations: the obligation to provide access to the on-line educational content and functionality, and the stand-ready obligation to provide post-sale customer support. The stand-ready obligation may include customer support, online or on-site trainings, rostering or single sign-on support, or other technology or curriculum related inquiries. Typically, the subscriptions are for a twelve month period (although they can be for longer periods) and the revenue for both performance obligations is recognized ratably over the period the online access is available to the customer.
Voyager Sopris Learning Segment
Revenues for the Voyager Sopris Learning segment are derived from sales of literacy and math educational solutions and services to school districts. Sales include printed materials, subscription interactive web-based programs and online educational content, training and implementation services, and professional development. Revenue from the sale of printed materials is recognized when the product is received by the customer, as the Company typically has control of the shipping arrangements. Revenue for interactive web-based programs and online educational content, which may be sold separately or included with printed curriculum materials, is recognized ratably over the subscription or contractual period, typically a school year. The Company allocates a portion of the online subscription and printed material revenue to a stand-ready performance obligation which may include customer support, online or on-site trainings, rostering or single sign-on support or other technology or curriculum related inquiries. The stand-ready performance obligation is recognized ratably over the period the online access is available or the expected usage term of the printed material, typically over the school year.
Contracts to provide professional services such as training, implementation, and professional development are considered a single performance obligation and the related revenues are recognized as delivered.
For all reportable segments, the Company may enter into agreements to license or sell certain publishing rights and content. The Company recognizes the revenue from these agreements when either the license period, if applicable, has commenced or the transfer of content, if applicable, has occurred.
Costs to Acquire Contracts
Under the new revenue recognition standard, incremental costs incurred to obtain a contract, as well as costs to fulfill a contract, must be deferred and amortized over the expected period that the related performance obligation is satisfied. The Company has historically deferred costs incurred to obtain and fulfill contracts with a customer, including commissions paid to the Company's inside and field salesforce. The Company has elected to apply this standard to all contracts and did not elect the practical expedient to expense contract acquisition costs as incurred for contracts less than one year. The cumulative effect adjustment to "Other current assets" reflects the change to deferred costs commensurate with the related change in the deferred revenue balance.

The following table presents the Company's disaggregated revenue by segment and geography. See Note 15 – Segment Reporting for more information on the Company's reportable segments.

	Three Months Ended March 31, 2018
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
United States	$16,193	$7,119	$9,565	$32,877
International	2,943	385	402	3,730
Total Revenue	$19,136	$7,504	$9,967	$36,607

	Three Months Ended March 31, 2017
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
United States	$15,578	$6,419	$10,417	$32,414
International	2,607	359	590	3,556
Total Revenue	$18,185	$6,778	$11,007	$35,970
The Company elected to continue to record revenue net of applicable taxes on the related transactions.

Note 6 — Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability (exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques are based on observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair value hierarchy:

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
At March 31, 2018, financial instruments include $4.5 million of cash and cash equivalents, restricted assets of $2.0 million, collateral investments of $1.1 million, revolving credit facility borrowings of $7.0 million, and Senior Secured Credit Facility term loans, net of discount and deferred financing costs, of $46.5 million. At December 31, 2017, financial instruments include $8.5 million of cash and cash equivalents, restricted assets of $2.3 million, collateral investments of $1.1 million, and Senior Secured Credit Facility term loans, net of discount and deferred financing costs, of $47.8 million. The fair market values of cash equivalents, restricted assets, and collateral investments are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the applicable reporting period. See Note 14 – Debt for additional information regarding the Company's term loans and Revolving Credit Facility.
At March 31, 2018 and December 31, 2017, the carrying value of the Company's Senior Secured Credit Facility term loans and Revolving Credit Facility borrowings approximates the fair value, as the borrowings are tied to the London Interbank Offered Rate ("LIBOR") and are market sensitive.

Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$2,007	$2,007	$—	$—
Collateral Investments:
Money Market	909	909	—	—
Certificates of Deposit	226	226	—	—

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$2,254	$2,254	$—	$—
Collateral Investments:
Money Market	908	908	—	—
Certificates of Deposit	226	226	—	—

(in thousands)	Total Gains (Losses) for the Three Months Ended March 31,
Description	2018	2017
Restricted Assets:
Money Market	$—	$—
Collateral Investments:
Money Market	—	—
Certificates of Deposit	—	—
Assets and liabilities measured at fair value on a non-recurring basis are listed below at their carrying values as of each reporting date:

(in thousands)		Fair Value at Reporting Date Using
Description	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$43,518	$—	$—	$43,518
Property, equipment and software, net	21,632	—	—	21,632
Pre-publication costs, net	17,845	—	—	17,845
Other intangible assets, net	3,357	—	—	3,357

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$43,518	$—	$—	$43,518
Property, equipment and software, net	22,086	—	—	22,086
Pre-publication costs, net	17,758	—	—	17,758
Other intangible assets, net	3,607	—	—	3,607

(in thousands)	Total Gains (Losses) for the Three Months Ended March 31,
Description	2018	2017
Goodwill	$—	$—
Property, equipment and software, net	—	—
Pre-publication costs, net	—	—
Other intangible assets, net	—	—

There were no significant remeasurements of these assets during the three months ended March 31, 2018 or 2017.

Note 7 — Other Current Assets
Other current assets at March 31, 2018 and December 31, 2017 consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Deferred costs	$7,339	$9,246
Prepaid expenses	2,754	1,762
Other	474	185
Other current assets	$10,567	$11,193

Note 8 — Other Assets
Other assets at March 31, 2018 and December 31, 2017 consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Deferred costs, less current portion	$1,641	$1,745
Collateral investments	1,135	1,134
Deferred financing costs – revolving credit facility	486	530
Other	253	303
Other assets	$3,515	$3,712

Deferred Financing Costs
Deferred financing costs relate to costs incurred with the issuance in December 2015 of the Company's $30.0 million Revolving Credit Facility. See Note 14 – Debt for additional information regarding the Company's Revolving Credit Facility and the related deferred financing costs.
Collateral Investments
The Company maintains certificates of deposit to collateralize its outstanding letters of credit associated with workers' compensation activity. At March 31, 2018 and December 31, 2017, the Company had $0.2 million in certificates of deposit serving as collateral for its outstanding letters of credit.
Additionally, the Company maintains a money market fund investment to serve as collateral for a travel card program. The balance of the money market fund investment was $0.9 million at March 31, 2018 and December 31, 2017.

Note 9 — Accrued Expenses
Accrued expenses at March 31, 2018 and December 31, 2017 consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Salaries, bonuses and benefits	$5,201	$8,550
Pension and post-retirement benefit plans	950	950
Accrued royalties	519	830
Other	2,636	1,791
Accrued expenses	$9,306	$12,121

Note 10 — Other Liabilities
Other liabilities at March 31, 2018 and December 31, 2017 consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Pension and post-retirement benefit plans, long-term portion	$8,117	$8,285
Deferred rent	562	587
Long-term income tax payable	476	470
Long-term deferred compensation	278	288
Other liabilities	$9,433	$9,630

Note 11 — Pension Plan
The net pension costs of the Company's defined benefit pension plan were comprised primarily of interest costs and totaled $0.1 million for the three months ended March 31, 2018 and 2017. The net pension costs included the amortization of accumulated net loss of $29 thousand and $23 thousand for the three months ended March 31, 2018 and 2017, respectively.

Note 12 — Uncertain Tax Positions and Income Taxes
The Company recognizes the financial statement impact of a tax return position when it is more likely than not, based on technical merits, that the position will ultimately be sustained. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws, experience managing tax audits, and relevant GAAP, to determine the amount of tax benefits to recognize in its financial statements. For each position, the difference between the benefit realized on the Company's tax return and the benefit reflected in its financial statements is recorded to Other Liabilities in the Condensed Consolidated Balance Sheets as an unrecognized tax benefit ("UTB"). The Company updates its UTBs at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law, and ongoing discussions with tax authorities.
The balance of UTBs was $2.6 million at March 31, 2018 and December 31, 2017. Included in the balance of unrecognized tax benefits at March 31, 2018 are approximately $0.5 million of tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining uncertain tax positions would not affect the effective tax rate, but would instead increase or would have increased available tax attributes. However, the recognition of the tax attribute would be offset by an increase in the deferred tax asset valuation allowance resulting in no net impact to the effective tax rate.
The Company recognizes interest accrued related to its UTBs and penalties as income tax expense. Related to the UTBs noted above, the Company recognized no penalties (gross) and an immaterial amount of interest during the three months ended March 31, 2018. At March 31, 2018, the Company had liabilities of $0.1 million for penalties (gross) and $0.1 million for interest (gross).
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

Note 13 — Commitments and Contingencies
Legal Proceedings
The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of these proceedings will not have a material adverse effect upon the Company's consolidated operations or financial condition and the Company has recognized appropriate liabilities as necessary based on facts and circumstances known to management. The Company expenses legal costs related to legal contingencies as incurred.
Letters of Credit
The Company had letters of credit outstanding at March 31, 2018 in the amount of $0.4 million to support workers' compensation activity. The Company maintains certificates of deposit of $0.2 million as collateral for the letters of credit. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificates of deposit and money market fund investment are included in Collateral Investments in Note 8 – Other Assets.

Note 14 — Debt
Debt at March 31, 2018 and December 31, 2017 consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Senior secured credit facility term loans maturing December 10, 2020	$47,074	$48,500
Less: Unamortized discount	(331)	(380)
Less: Unamortized deferred financing costs	(279)	(321)
Term loans, net of discount and deferred costs	46,464	47,799
Less: Current portion of long-term debt	6,294	5,958
Long-term debt	$40,170	$41,841
The Company had outstanding borrowings under the Revolving Credit Facility of $7.0 million at March 31, 2018 and no outstanding borrowings under the Revolving Credit Facility at December 31, 2017.
 Senior Secured Credit Facility
On December 10, 2015, Cambium Learning, Inc. (the "Borrower"), a wholly-owned subsidiary of Cambium Learning Group, Inc., entered into a $135.0 million Senior Secured Credit Agreement (the "Credit Agreement") among the Borrower, the Company, Webster Bank, N.A., as Administrative Agent, L/C Issuer and a Lender, and the other Lenders party thereto, with Webster Bank, N.A., as Joint Lead Arranger, the Governor and Company of the Bank of Ireland, as Joint Lead Arranger and Syndication Agent, and Capital One National Association, and Babson Capital Finance, LLC, as Co-Documentation Agents (the "Senior Secured Credit Facility"). The Senior Secured Credit Facility consists of a term loan A which had an initial principal amount of $70.0 million ("Term Loan A"), a term loan B which had an initial principal amount of $35.0 million ("Term Loan B") and a $30.0 million revolving credit facility (the "Revolving Credit Facility"), secured by a lien on substantially all assets and capital stock of the Company, the Borrower and the Borrower's subsidiaries (collectively, the "Loan Parties"). The Senior Secured Credit Facility matures on December 10, 2020. In 2017, the Company repaid the remaining principal amount outstanding of the Term Loan B.
Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or LIBOR (subject to a 1.0% floor), at the Borrower's option, plus an applicable margin. The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans. The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation. As of March 31, 2018, the lowest tier of the applicable margins were in effect, and the interest rate for the Term Loan A was 5.44%. Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%. Interest is payable in arrears every three months or less, based on the selected LIBOR interest period.
The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on fundamental changes to the Loan Parties, a maximum consolidated net leverage ratio, and minimum fixed charge coverage ratio. Upon an event of default, and after any applicable cure period, the Administrative Agent can accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants. At March 31, 2018, the Company was in compliance with all covenants related to the Senior Secured Credit Facility.
The principal balances of the Senior Secured Credit Facility were issued at a discount, representing fees paid to lenders, which are amortized over the life of the debt using the effective interest rate method. Unamortized discount at March 31, 2018 and December 31, 2017 was $0.3 million and $0.4 million, respectively.
The Company incurred debt issuance costs associated with the Senior Secured Credit Facility, which were deferred and are amortized over the term of the related debt using the effective interest method. Unamortized deferred financing costs related to the Term Loan A totaled $0.3 million at March 31, 2018 and December 31, 2017, and are presented as a reduction to Long-

term Debt in the Condensed Consolidated Balance Sheets. Unamortized deferred financing costs related to the Revolving Credit Facility totaled $0.5 million at March 31, 2018 and December 31, 2017, and are classified as Other Assets in the Condensed Consolidated Balance Sheets.
At March 31, 2018, the Company had outstanding principal balances of $47.1 million under Term Loan A, $7.0 million outstanding borrowings under the Revolving Credit Facility, and had $22.8 million borrowing availability under the Revolving Credit Facility. During 2017, the Company voluntarily prepaid the remaining principal amount outstanding on the Term Loan B of the Senior Secured Credit Facility.
In February 2016, the Company paid $0.1 million to enter into interest rate cap agreements for approximately half of its outstanding Term Loan A and Term Loan B loans, less required amortization, for a three-year period. Under the interest rate cap agreements, the Company will receive payments for any period that the three-month LIBOR rate exceeds 2.5%.

Note 15 — Segment Reporting
The Company operates in three reportable segments with separate management teams and infrastructures that offer various products and services.
Learning A-Z Segment
Learning A-Z is a literacy-focused PreK-6 educational provider of technology-enabled learning resources. Founded in 2002, Learning A-Z's resources are now used by more than 7 million students in more than 170 countries. Learning A-Z provides a blend of traditional teacher-led instruction with technology-enabled resources to make teaching more effective and efficient, practice more accessible and personalized, assessment more strategic and automated, and learning more informed and proactive. With a comprehensive and blended approach, Learning A-Z delivers the tools students need without limiting a teacher's ability to differentiate instruction as they see fit. Learning A-Z's approach to literacy emphasizes knowledge and individual potential by recognizing that while reading and writing remain essential to attaining academic success, they are dynamic and dependent on real-world application and the incorporation of many other 21st century skills. Students today must read and write well, and they must also be able to think critically and analyze what they learn, solve problems, innovate and apply creativity, utilize advancing technology, communicate effectively orally and in writing, and collaborate with their peers. With a robust library of incredibly effective and flexible curriculum resources, Learning A-Z provides the tools teachers need to deliver personalized instruction for a wide range of student needs.
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
ExploreLearning Segment
ExploreLearning makes online solutions that help students succeed in math and science. ExploreLearning combines research-proven instructional methods with innovative technology to create new pathways for learning. Founded in 1999, ExploreLearning solutions are now used in every U.S. state and over 50 countries worldwide. ExploreLearning offers two products that supplement core instruction in the classroom: Gizmos® for grades 3-12 and Reflex® for grades 2-8. Gizmos is a library of over 400 inquiry-based math and science simulations that help students make connections and draw conclusions through interaction, visualization and "what-if" exploration. Reflex is a highly-effective, game-based math fact fluency system that helps students of all ability levels succeed by continually adapting to students' instructional needs and providing motivational rewards for their effort.

Voyager Sopris Learning Segment
Voyager Sopris Learning is a leading provider of technology, materials, and professional development for educators to ensure all students graduate prepared for college, career, and satisfaction in life after K-12. It has built a nearly 40-year legacy on research and data-based curriculum development, while remaining nimble and responsive to the shifts and changes required by new standards, more demanding and rigorous content, new and competitive technological capabilities, and the needs of educators today. On a daily basis, Voyager Sopris Learning listens to the challenges of teachers and students, and its products are designed to respond to the need for exciting intervention and supplemental curricula that engage students, while remaining 100% purpose- and data-driven in their delivery. Voyager Sopris Learning programs are steeped in research and evidence, but they are also built with a deep consideration and understanding of the realities and struggles of education today. The Voyager Sopris Learning segment also includes Kurzweil Education brand solutions.
Voyager Sopris Learning solutions include LANGUAGE!® Live, Language Essentials for Teachers of Reading and Spelling (LETRS®), Step Up to Writing®, TransMath®, Vmath, Kurzweil 3000®, and Velocity™, among other instructional resources.
Other
Other consists of unallocated shared services, such as accounting, legal, human resources and corporate related items, as well as depreciation and amortization expense, interest income and expense, and income taxes. The Company does not allocate any of these costs to its segments, and the chief operating decision maker evaluates performance of operating segments excluding these items.
The following tables present the net revenues, operating expenses, income from operations, and capital expenditures which are used by the Company's chief operating decision maker to measure the segments' operating performance. The Company does not track assets directly by segment and the chief operating decision maker does not use assets to measure a segment's operating performance, and therefore this information is not presented.

	Three Months Ended March 31, 2018
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net revenues	$19,136	$7,504	$9,967	$—	$36,607
Cost of revenues	1,032	1,023	4,008	—	6,063
Amortization expense	—	—	—	3,904	3,904
Total cost of revenues	1,032	1,023	4,008	3,904	9,967
Other operating expenses	9,215	3,910	5,106	3,700	21,931
Depreciation and amortization expense	—	—	—	717	717
Total costs and expenses	10,247	4,933	9,114	8,321	32,615
Income before interest and income taxes	8,889	2,571	853	(8,321)	3,992
Net interest expense	—	—	—	(830)	(830)
Other income (expense), net	—	—	—	(103)	(103)
Income tax expense	—	—	—	(452)	(452)
Segment net income	$8,889	$2,571	$853	$(9,706)	$2,607
Expenditures for property, equipment, software and pre-publication costs	$2,126	$1,115	$753	$14	$4,008

	Three Months Ended March 31, 2017
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net revenues	$18,185	$6,778	$11,007	$—	$35,970
Cost of revenues	871	871	4,443	—	6,185
Amortization expense	—	—	—	4,090	4,090
Total cost of revenues	871	871	4,443	4,090	10,275
Other operating expenses	8,446	3,231	5,929	3,403	21,009
Depreciation and amortization expense	—	—	—	681	681
Total costs and expenses	9,317	4,102	10,372	8,174	31,965
Income before interest and income taxes	8,868	2,676	635	(8,174)	4,005
Net interest expense	—	—	—	(1,227)	(1,227)
Other income (expense), net	—	—	—	(108)	(108)
Income tax expense	—	—	—	(140)	(140)
Segment net income	$8,868	$2,676	$635	$(9,649)	$2,530
Expenditures for property, equipment, software and pre-publication costs	$2,102	$850	$1,563	$17	$4,532

Note 16 — Subsequent Events
On May 10, 2018, the Company entered into a definitive agreement to acquire VKIDZ Holdings Inc. ("VKidz"), an award winning Florida-based edtech company dedicated to helping deliver the best education to students using digital solutions. Organized in two business units, VKidz serves both school systems and homeschooling families with 100% digital, 100% subscription, innovative, research-based educational products.
Under the terms of the agreement, the purchase price will include issuance of 6.7 million shares of Cambium Learning Group common stock to the sellers, plus payment of outstanding debt of VKidz on the consummation date of the transaction. At March 31, 2018, VKidz had debt principal outstanding of $20.2 million and cash of $1.3 million. The Company expects the acquisition to be immediately accretive.
The acquisition is expected to be consummated, subject to all applicable approvals, after completion of the Company's review of strategic alternatives and the Company has the right to terminate the agreement prior to consummation.
VKidz is currently owned by founder John Edelson and a fund managed by Veronis Suhler Stevenson, which owns a majority of the equity interests of VSS-Cambium Holdings III, LLC, which holds approximately 69% of the Company's outstanding stock. Therefore, the Company's Board of Directors formed a special committee of independent and disinterested directors to analyze and negotiate the transaction on behalf of the Company and deliver a recommendation to the Company's Board of Directors with respect to the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section should be read in conjunction with the audited Consolidated Financial Statements of Cambium Learning Group, Inc. and its subsidiaries (the "Company," "we," "us," or "our") and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Cautionary Note Regarding Forward-looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties, and which are based on beliefs, expectations, estimates, projections, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers and intents of our management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements regarding our future financial condition, economic performance and results of operations, as well as our business strategy, objectives of management for future operations, and the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements.
Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements can, in some cases, be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "projects," "forecasts," "plans," "anticipates," "targets," "outlooks," "initiatives," "visions," "objectives," "strategies," "opportunities," "drivers," "intends," "scheduled to," "seeks," "may," "will," or "should," or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy, plans, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements, as it is impossible for us to anticipate all factors that could affect our actual results. These risks and uncertainties include, but are not limited to, those described in "Risk Factors" in Part II, Item 1A and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017, and those described from time to time in our future reports filed with the SEC. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the results of any revisions to the forward-looking statements made in this report.
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
During 2018, our products have continued to receive awards and accolades from industry publications.
2018 Tech & Learning's "Best of Show" Award at TCEA
In February 2018, Tech & Learning named ExploreLearning's Gizmos® as one of the "Best of Show" products at TCEA 2018. The judges during the conference identified the technology that "will have the most impact in the classroom." All of the products were rated for "quality and effectiveness, ease of use and creative use of technology." Gizmos is a library of interactive online simulations for math and science education in grades 3-12.
The 24th Annual Best Educational Software Awards ("BESSIE") presented by The ComputED Gazette
In April 2018, Learning A-Z and ExploreLearning each received BESSIE Awards. The BESSIE Awards target innovative and content-rich programs and websites that provide parents and teachers with technology to foster educational excellence and are awarded to titles submitted by publishers worldwide. We won BESSIE Awards in the following categories:

Early Learning, Reading Website: Headsprout® by Learning A-Z
Early Elementary, Science Website: Science A-Z® by Learning A-Z
Early Elementary, Reading Skills: Headsprout® by Learning A-Z
Early Elementary, Critical Thinking Skills Website: Raz-Plus™ by Learning A-Z
Upper Elementary, Math Fluency Website: Reflex® by ExploreLearning
Upper Elementary, Science & Literacy Website: Science A-Z® by Learning A-Z
Upper Elementary, Writing Website: Writing A-Z by Learning A-Z
Upper Elementary, ELL Website: Raz-Plus by Learning A-Z
Multilevel, Math & Science Online Simulations: Gizmos by ExploreLearning
Teacher Tools, ELL Reading Website: Raz-Plus ELL Edition by Learning A-Z
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
Learning A-Z Segment
Learning A-Z is a literacy-focused PreK-6 educational provider of technology-enabled learning resources. Founded in 2002, Learning A-Z's resources are now used by more than 7 million students in more than 170 countries. Learning A-Z provides a blend of traditional teacher-led instruction with technology-enabled resources to make teaching more effective and efficient, practice more accessible and personalized, assessment more strategic and automated, and learning more informed and proactive. With a comprehensive and blended approach, Learning A-Z delivers the tools students need without limiting a teacher's ability to differentiate instruction as they see fit. Learning A-Z's approach to literacy emphasizes knowledge and individual potential by recognizing that while reading and writing remain essential to attaining academic success, they are dynamic and dependent on real-world application and the incorporation of many other 21st century skills. Students today must read and write well, and they must also be able to think critically and analyze what they learn, solve problems, innovate and apply creativity, utilize advancing technology, communicate effectively orally and in writing, and collaborate with their peers. With a robust library of incredibly effective and flexible curriculum resources, Learning A-Z provides the tools teachers need to deliver personalized instruction for a wide range of student needs.
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
ExploreLearning Segment
ExploreLearning makes online solutions that help students succeed in math and science. ExploreLearning combines research-proven instructional methods with innovative technology to create new pathways for learning. Founded in 1999, ExploreLearning solutions are now used in every U.S. state and over 50 countries worldwide. ExploreLearning offers two products that supplement core instruction in the classroom: Gizmos for grades 3-12 and Reflex for grades 2-8. Gizmos is a library of over 400 inquiry-based math and science simulations that help students make connections and draw conclusions through interaction, visualization and "what-if" exploration. Reflex is a highly-effective, game-based math fact fluency system that helps students of all ability levels succeed by continually adapting to students' instructional needs and providing motivational rewards for their effort.

Voyager Sopris Learning Segment
Voyager Sopris Learning is a leading provider of technology, materials, and professional development for educators to ensure all students graduate prepared for college, career, and satisfaction in life after K-12. It has built a nearly 40-year legacy on research and data-based curriculum development, while remaining nimble and responsive to the shifts and changes required by new standards, more demanding and rigorous content, new and competitive technological capabilities, and the needs of educators today. On a daily basis, Voyager Sopris Learning listens to the challenges of teachers and students, and its products are designed to respond to the need for exciting intervention and supplemental curricula that engage students, while remaining 100% purpose- and data-driven in their delivery. Voyager Sopris Learning programs are steeped in research and evidence, but they are also built with a deep consideration and understanding of the realities and struggles of education today. The Voyager Sopris Learning segment also includes Kurzweil Education brand solutions.
Voyager Sopris Learning solutions include LANGUAGE!® Live, Language Essentials for Teachers of Reading and Spelling (LETRS®), Step Up to Writing®, TransMath®, Vmath, Kurzweil 3000®, and Velocity™, among other instructional resources.
Review of Strategic Alternatives
The Company announced in May 2018 that it has initiated a review of strategic alternatives to maximize shareholder value. Such strategic alternatives could include a sale of the Company or a sale of a division or divisions thereof, a strategic merger, a business combination or continuing as a standalone entity executing on its business plan. The Company has engaged Macquarie Capital as financial advisor and Lowenstein Sandler LLP as legal advisor to assist in its review.
The Company has not set a definitive timetable for completion of its review of strategic alternatives, nor has it made any decisions related to any such strategic alternative at this time, and there can be no assurances that the process will result in any transaction being announced or completed in the future. The Company does not intend to make any further announcements related to its review unless and until its Board of Directors has approved a specific transaction or otherwise determined that further disclosure is appropriate.
Agreement to Acquire VKidz
On May 10, 2018, the Company entered into a definitive agreement to acquire VKIDZ Holdings Inc. ("VKidz"), an award winning Florida-based edtech company dedicated to helping deliver the best education to students using digital solutions. Organized in two business units, VKidz serves both school systems and homeschooling families with 100% digital, 100% subscription, innovative, research-based educational products. The Company believes VKidz is an exceptional fit with its current operations, it will provide attractive cross selling opportunities, and it will expand Cambium's total addressable market. The acquisition is another step in Cambium’s strategy of being the leading provider of state of the art digital subscription solutions that make a difference in the lives of students.
Under the terms of the agreement, the purchase price will include issuance of 6.7 million shares of Cambium Learning Group common stock to the sellers, plus payment of outstanding debt of VKidz on the consummation date of the transaction. In 2017, VKidz had Bookings of approximately $21.1 million and Cash Income of approximately $5.7 million. At March 31, 2018, VKidz had debt principal outstanding of $20.2 million and cash of $1.3 million. The Company expects the acquisition to be immediately accretive.
The acquisition is expected to be consummated, subject to all applicable approvals, after completion of the Company's review of strategic alternatives and the Company has the right to terminate the agreement prior to consummation.
VKidz is currently owned by founder John Edelson and a fund managed by Veronis Suhler Stevenson, which owns a majority of the equity interests of VSS-Cambium Holdings III, LLC, which holds approximately 69% of the Company's outstanding stock. Therefore, the Company's Board of Directors formed a special committee of independent and disinterested directors to analyze and negotiate the transaction on behalf of the Company and deliver a recommendation to the Company's Board of Directors with respect to the transaction. The Company's special committee was advised by Needham & Company, LLC as financial advisor and Paul Hastings LLP as legal advisor.
Results of Operations
Bookings
During the three months ended March 31, 2018, consolidated Bookings increased $0.7 million to $19.9 million, compared to $19.1 million during the three months ended March 31, 2017. Bookings by segment for the three months ended March 31, 2018 and the percentage change from the same period of 2017 were as follows:

•	Learning A-Z: $9.6 million, decreased 3.0% in the first three months of the year compared to the prior year period, due to timing, as we continue to expect strong full-year growth.

•
ExploreLearning: $3.2 million, increased 10.3% in the first three months of the year compared to the prior year period with continued strong momentum for the Reflex math product and the Gizmos math and science simulations.

•
Voyager Sopris Learning: $7.1 million, increased 11.7% in the first three months of the year compared to the prior year period, due primarily to the timing of large sales. The Bookings increase came primarily from the segment's legacy print and transactional solutions, especially summer school products, which were 13% higher than prior year, but are expected to decline for the full year 2018. Bookings for the segment's technology-enabled solutions increased 7%.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

	Three Months Ended				Year-Over-Year Change
	March 31, 2018		March 31, 2017		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Learning A-Z	$19,136	52.3%	$18,185	50.6%	$951	5.2%
ExploreLearning	7,504	20.5%	6,778	18.8%	726	10.7%
Voyager Sopris Learning	9,967	27.2%	11,007	30.6%	(1,040)	(9.4)%
Total net revenues	36,607	100.0%	35,970	100.0%	637	1.8%
Cost of revenues:
Learning A-Z	1,032	2.8%	871	2.4%	(161)	(18.5)%
ExploreLearning	1,023	2.8%	871	2.4%	(152)	(17.5)%
Voyager Sopris Learning	4,008	10.9%	4,443	12.4%	435	9.8%
Amortization expense	3,904	10.7%	4,090	11.4%	186	4.5%
Total cost of revenues	9,967	27.2%	10,275	28.6%	308	3.0%
Research and development expense	3,726	10.2%	3,098	8.6%	(628)	(20.3)%
Sales and marketing expense	12,803	35.0%	12,910	35.9%	107	0.8%
General and administrative expense	5,281	14.4%	4,883	13.6%	(398)	(8.2)%
Shipping and handling costs	121	0.3%	118	0.3%	(3)	(2.5)%
Depreciation and amortization expense	717	2.0%	681	1.9%	(36)	(5.3)%
Income before interest and income taxes	3,992	10.9%	4,005	11.1%	(13)	(0.3)%
Net interest expense	(830)	(2.3)%	(1,227)	(3.4)%	397	32.4%
Other income (expense), net	(103)	(0.3)%	(108)	(0.3)%	5	4.6%
Income tax expense	(452)	(1.2)%	(140)	(0.4)%	(312)	(222.9)%
Net income	$2,607	7.1%	$2,530	7.0%	$77	3.0%
Net revenues
Net revenues increased during the three months ended March 31, 2018 by 1.8% to $36.6 million, compared to $36.0 million during the same period of 2017. Increased net revenues in Learning A-Z and ExploreLearning offset lower net revenues in Voyager Sopris Learning. Net revenues by segment were as follows:

•
Learning A-Z's net revenues were $19.1 million, increasing $1.0 million, or 5.2%, in the quarter ended March 31, 2018 compared to the same period of 2017. Although Bookings declined slightly in the quarter, GAAP net revenues include a significant amount of revenue recognition generated from prior period Bookings.

•
ExploreLearning's net revenues were $7.5 million, increasing $0.7 million, or 10.7%, during the quarter ended March 31, 2018 compared to the same period of 2017. The increase in net revenues is due to ExploreLearning's continued strong Bookings performance.

•
Voyager Sopris Learning's net revenues were $10.0 million, decreasing $1.0 million, or 9.4%, during the quarter ended March 31, 2018 compared to the same period of 2017. Although Bookings increased in the quarter, GAAP net revenues include a significant amount of revenue recognition generated from prior period Bookings.

Cost of revenues
Cost of revenues primarily includes print and royalty costs, and expenses to purchase, handle and warehouse product, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $0.1 million, or 2.0%, to $6.1 million in the first quarter of 2018 compared to $6.2 million in the same period of 2017. Cost of revenues benefited year-over-year from the increasing contribution from higher-margin technology-enabled solutions. The Learning A-Z and ExploreLearning segments, which are delivered on-line and have no royalty costs, comprised 72.8% of net revenues in the first quarter of 2018 compared to 69.4% of net revenues in the first quarter of 2017. Cost of revenues by segment were as follows:

•	Learning A-Z's cost of revenues increased by $0.2 million, to $1.0 million due to the higher volume of subscriptions as well as increased customer support initiatives.

•
ExploreLearning's cost of revenues increased by $0.2 million to $1.0 million in the quarter ended March 31, 2018 compared to the same period of 2017. The increased costs were related to implementation and training due to the segment's increased level of customer support.

•
Voyager Sopris Learning's cost of revenues decreased $0.4 million or 9.8%, to $4.0 million in the quarter ended March 31, 2018 compared to $4.4 million in the first quarter of 2017. The decrease in cost of revenues was due to the year-over-year decline in revenue, as well as cost savings from restructuring in late 2017.

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology product development. Amortization expense was $3.9 million in the first quarter of 2018, a decrease of $0.2 million compared to the same period of 2017.
Research and development expense
Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization. Research and development expense was $3.7 million in the first quarter of 2018, an increase of $0.6 million compared to the same period of 2017. The increase is due to planned investments to support growth initiatives at Learning A-Z and ExploreLearning which were partially offset by planned decreases at Voyager Sopris Learning.
Sales and marketing expense
Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the first quarter of 2018 decreased $0.1 million to $12.8 million compared to $12.9 million for the first quarter of 2017. The decrease is due to decreases at Voyager Sopris Learning, including cost savings from the restructuring activities in late 2017, which were partially offset by planned investments to support growth initiatives at Learning A-Z and ExploreLearning.
General and administrative expense
General and administrative expenses in the first quarter of 2018 were $5.3 million, an increase of $0.4 million, or 8.2%, from the first quarter of 2017. With growth commensurate with Bookings at Learning A-Z and ExploreLearning and timing of Shared Services initiatives.
Shipping and handling costs
Shipping and handling costs for the quarter ended March 31, 2018 were $0.1 million, consistent with the first quarter of 2017.
Depreciation and amortization expense
Depreciation and amortization expense was $0.7 million for the three months ended March 31, 2018, consistent with the same period of 2017.
Other income (expense)
Other income (expense) includes the Company's pension expense and was $0.1 million for the quarters ended March 31, 2018 and March 31, 2017.
Net interest expense
Net interest expense decreased by $0.4 million, or 32.4%, to $0.8 million in the first quarter of 2018 compared to the same period in 2017 as a result of the scheduled debt amortization payments and voluntary prepayments made during 2017.

Income tax expense
We recorded an income tax expense of $0.5 million for the first quarter of 2018, an increase of $0.3 million compared to the same period of 2017. In December 2017, we released most of the valuation allowance against our deferred tax assets. The release of the valuation allowance results in changes in our deferred taxes being included in income tax expense as opposed to prior year periods in which changes in our deferred taxes were offset by corresponding changes in the valuation allowance.
Liquidity and Capital Resources
Our primary sources of liquidity are cash balances, cash flow from operations, and the Revolving Credit Facility that we entered into in December 2015. Sales seasonality attributable to the buying cycle of school districts, which generally starts at the beginning of each new school year in the fall, affects our operating cash flow. As a result of this inherent seasonality, we normally incur a net cash deficit from all of our activities in the first and second quarters of the year and we normally generate cash in the third and fourth quarters of the year. We expect borrowings under the Revolving Credit Facility to vary according to this seasonality, and accounts receivable balances are normally at their highest at the end of the third quarter. At March 31, 2018, our cash balances were $4.5 million, our net accounts receivable were $7.4 million, our borrowings under the Revolving Credit Facility were $7.0 million, and we had $22.8 million of availability under the Revolving Credit Facility.
Based on current and anticipated levels of operating performance and cash flow from operations, combined with our existing cash balances and availability under the Revolving Credit Facility, we believe that we will be able to make required principal and interest payments on our debt and fund our working capital, operational and capital expenditure requirements for the next 12 months.
Senior Secured Credit Facility
On December 10, 2015, we entered into a $135.0 million Senior Secured Credit Agreement (the "Credit Agreement") which provided for a term loan A which had an initial principal amount of $70.0 million ("Term Loan A"), a term loan B which had an initial principal amount of $35.0 million ("Term Loan B"), and a $30.0 million revolving credit facility (the "Revolving Credit Facility") (together, the "Senior Secured Credit Facility"), secured by a lien on substantially all of our assets. The Senior Secured Credit Facility matures on December 10, 2020. In 2017, we repaid the entire principal amount outstanding of the Term Loan B.
Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or LIBOR (subject to a 1.0% floor), at our option, plus an applicable margin. The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans. The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation. As of March 31, 2018, we qualified for the lowest applicable margin, and the interest rate for the Term Loan A was 5.44%. Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%. Interest is payable in arrears every three months or less, based on the selected LIBOR interest period.
The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, and limitations on fundamental changes. A maximum consolidated net leverage ratio and minimum fixed charge coverage ratio were effective beginning in the first quarter of 2016. Upon an event of default, and after any applicable cure period, the Administrative Agent could elect to accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants. At March 31, 2018, the Company was in compliance with all covenants related to the Senior Secured Credit Facility.
Summary of Cash flows
Cash provided by (used in) our operating, investing and financing activities is summarized below:

	Three Months Ended March 31,
(in thousands)	2018	2017
Operating activities	$(6,224)	$(5,047)
Investing activities	(4,008)	(4,532)
Financing activities	6,189	9,257
Operating activities. Cash used in operating activities was $6.2 million and $5.0 million for the three months ended March 31, 2018 and 2017, respectively. Cash flows from operating activities were impacted unfavorably during 2018 primarily due to the timing of accounts payable and the return of $0.7 million of cash from a certificate of deposit collateralizing a letter of credit in first quarter 2017.

Investing activities. Cash used in investing activities was related to capital expenditures, and was $4.0 million for the three months ended March 31, 2018 compared to $4.5 million during the same period of 2017, declining by $0.5 million, as a result of lower spend at the Voyager Sopris Learning segment.
Financing activities. Cash provided by financing activities was $6.2 million for the three months ended March 31, 2018 compared to $9.3 million for the three months ended March 31, 2017. Cash inflows for the three months ended March 31, 2018 included borrowings under the Revolving Credit Facility of $7.0 million and $0.6 million of proceeds from the exercise of stock options. Cash outflows for the three months ended March 31, 2018 included scheduled principal payments on the Senior Secured Credit Facility of $1.4 million. Cash inflows for the three months ended March 31, 2017 included borrowings under the Revolving Credit Facility of $11.0 million. Financing outflows for the three months ended March 31, 2017 included scheduled principal payments of the Senior Secured Credit Facility of $1.8 million.
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
EBITDA, Adjusted EBITDA, and Cash Income are not prepared in accordance with GAAP and may be different from similarly named, non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. The Company believes these non-GAAP measures provide useful information to investors because they reflect the underlying performance of the ongoing operations of the Company and provide investors with a view of the Company's operations from management's perspective. Adjusted EBITDA and Cash Income remove significant restructuring, non-operational, or certain non-cash items from earnings. The Company uses Adjusted EBITDA and Cash Income to monitor and evaluate the operating performance of the Company and as the basis to set and measure progress toward performance targets. Further, the Cash Income measure directly affects compensation for employees and executives. The Company generally uses these non-GAAP measures as measures of operating performance and not as measures of the Company's liquidity. The Company's presentation of EBITDA, Adjusted EBITDA, and Cash Income should not be construed as an indication that our future results will be unaffected by unusual, non-operational, or non-cash items.
Reconciliations of Operational and Non-GAAP Measures
Bookings is an internal, operational metric that measures the total dollar value of customer orders in a period, regardless of the timing of the related revenue recognition. We consider Bookings a leading indicator of revenues. Below are reconciliations of Bookings to Net Revenues and of Net Income to EBITDA, Adjusted EBITDA, and Cash Income for the three months ended March 31, 2018 and 2017:
Reconciliation of Bookings to Net Revenues

	Three Months Ended March 31,
(in thousands)	2018	2017
Bookings	$19,853	$19,112
Change in deferred revenues	16,914	16,843
Other (a)	(160)	15
Net revenues	$36,607	$35,970

 Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Cash Income

	Three Months Ended March 31,
(in thousands)	2018	2017
Net income	$2,607	$2,530
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	4,621	4,771
Net interest expense	830	1,227
Income tax expense	452	140
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	8,510	8,668
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Merger, acquisition and disposition activities(b)	122	127
Stock-based compensation and expense(c)	227	200
Adjusted EBITDA	8,859	8,995
Change in deferred revenues	(16,914)	(16,843)
Change in deferred costs	1,457	1,563
Capital expenditures	(4,008)	(4,532)
Cash income	$(10,606)	$(10,817)

Reconciliation of Bookings to Net Revenues by Segment – 2018

	Three Months Ended March 31, 2018
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
Bookings	$9,599	$3,173	$7,081	$19,853
Change in deferred revenues	9,537	4,347	3,030	16,914
Other (a)	—	(16)	(144)	(160)
Net revenues	$19,136	$7,504	$9,967	$36,607

Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Cash Income by Segment – 2018

	Three Months Ended March 31, 2018
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net income	$8,889	$2,571	$853	$(9,706)	$2,607
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	4,621	4,621
Net interest expense	—	—	—	830	830
Income tax expense	—	—	—	452	452
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	8,889	2,571	853	(3,803)	8,510
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Merger, acquisition and disposition activities(b)	—	—	—	122	122
Stock-based compensation and expense(c)	57	45	59	66	227
Adjusted EBITDA	8,946	2,616	912	(3,615)	8,859
Change in deferred revenues	(9,537)	(4,347)	(3,030)	—	(16,914)
Change in deferred costs	695	375	387	—	1,457
Capital expenditures - product development	(1,868)	(1,019)	(647)	—	(3,534)
Capital expenditures - general expenditures	(258)	(96)	(106)	(14)	(474)
Cash income	$(2,022)	$(2,471)	$(2,484)	$(3,629)	$(10,606)

Reconciliation of Bookings to Net Revenues by Segment – 2017

	Three Months Ended March 31, 2017
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
Bookings	$9,899	$2,876	$6,337	$19,112
Change in deferred revenues	8,285	3,981	4,577	16,843
Other (a)	1	(79)	93	15
Net revenues	$18,185	$6,778	$11,007	$35,970

Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Cash Income by Segment – 2017

	Three Months Ended March 31, 2017
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net income	$8,868	$2,676	$635	$(9,649)	$2,530
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	4,771	4,771
Net interest expense	—	—	—	1,227	1,227
Income tax expense	—	—	—	140	140
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	8,868	2,676	635	(3,511)	8,668
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Merger, acquisition and disposition activities(b)	—	—	—	127	127
Stock-based compensation and expense(c)	47	24	70	59	200
Adjusted EBITDA	8,915	2,700	705	(3,325)	8,995
Change in deferred revenues	(8,285)	(3,981)	(4,577)	—	(16,843)
Change in deferred costs	615	389	559	—	1,563
Capital expenditures - product development	(1,929)	(760)	(1,493)	—	(4,182)
Capital expenditures - general expenditures	(173)	(90)	(70)	(17)	(350)
Cash income	$(857)	$(1,742)	$(4,876)	$(3,342)	$(10,817)
Footnotes

(a)
In the reconciliations of Bookings to Net Revenues, Other comprises timing differences between the invoicing of a transaction, which generates Bookings, and its recognition as either net revenues or deferred revenues. The most common reasons for these timing differences include product that is shipped from our warehouse and invoiced but not recognized as revenues until physical delivery, adjustments to the allowance for estimated sales returns, and revenue under contract that is earned and recognized in one period but invoiced in a subsequent period.

(b)	Costs are related to merger and acquisition activities including due diligence and other non-operational charges such as pension.

(c)	Stock-based compensation and expense is related to our outstanding options.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of March 31, 2018 that have or are reasonably likely to have a current or future material effect on the Company's financial condition, changes in financial condition, revenues, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
This item is not required for a smaller reporting company.
Critical Accounting Policies
In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our condensed consolidated financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. We included in our Form 10-K for the year ended December 31, 2017 a discussion of our critical accounting policies that are particularly important to the portrayal of our financial condition and results of operations and that require the use of our management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We have made no material changes to any of the critical accounting policies discussed in our 2017 Form 10-K through March 31, 2018 other than the adoption of the provisions of Revenue from Contracts with Customers (Topic 606)("ASC 606"). Refer to Note 5 – Revenue Recognition for a description of the impact of the adoption on the Company's financial statements and accounting policies.
Recently Issued Financial Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (ASU 2016-02). The guidance in ASU 2016-02 requires entities to record the assets and liabilities created by leases greater than one year. This ASU is effective for interim periods and fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.
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
Recently Adopted Financial Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASC 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new revenue guidance defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The guidance requires improved disclosures to help users of the financial statements better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this guidance using the modified retrospective approach on January 1, 2018. See Note 5 – Revenue Recognition for additional information regarding the Company's adoption of the new revenue guidance.
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations (included in "Other income (expense)" in the consolidated Statement of Operations). The Company retrospectively adopted this standard as of January 1, 2018, and all applicable amounts included in this filing have been recast accordingly. The Company used the practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
This item is not required for a smaller reporting company.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.
The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of these proceedings will not have a material adverse effect upon the Company's consolidated operations or financial condition and the Company has recognized appropriate liabilities as necessary based on facts and circumstances known to management.

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors," in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as such factors could materially affect the Company's business, financial condition, or future results. In the three months ended March 31, 2018, there were no material changes to the risk factors disclosed in the Company's 2017 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company's business, financial condition, or results of operations.

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

CAMBIUM LEARNING GROUP, INC.

Date: May 14, 2018	/s/ Barbara Benson
Barbara Benson,
Chief Financial Officer (Principal Financial Officer)