Form 10-Q
period 2018-06-30
CAMBIUM LEARNING GROUP, INC.
filed 2018-08-13
CIK 1466815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
The number of shares of the registrant's common stock, $0.001 par value per share, outstanding as of August 1, 2018 was 47,257,146.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2018 and June 30, 2017	3

	Condensed Consolidated Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2018 and June 30, 2017	5

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II	OTHER INFORMATION	32

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 6.	Exhibits	33

SIGNATURE PAGE		34

Item 1. Financial Statements.
Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$40,996	$40,362	$77,603	$76,332
Cost of revenues:
Cost of revenues	7,038	7,215	13,101	13,400
Amortization expense	4,043	4,328	7,947	8,418
Total cost of revenues	11,081	11,543	21,048	21,818
Research and development expense	3,893	3,294	7,619	6,392
Sales and marketing expense	12,717	12,190	25,520	25,100
General and administrative expense	6,135	4,900	11,416	9,783
Shipping and handling costs	186	195	307	313
Depreciation and amortization expense	718	669	1,435	1,350
Total costs and expenses	34,730	32,791	67,345	64,756
Income before interest and income taxes	6,266	7,571	10,258	11,576
Net interest expense	(927)	(1,336)	(1,757)	(2,563)
Other income (expense), net	118	(109)	15	(217)
Income before income taxes	5,457	6,126	8,516	8,796
Income tax expense	(1,022)	(334)	(1,474)	(474)
Net income	$4,435	$5,792	$7,042	$8,322
Other comprehensive income:
Amortization of net pension loss	35	23	71	46
Comprehensive income	$4,470	$5,815	$7,113	$8,368
Net income per common share:
Basic	$0.09	$0.13	$0.15	$0.18
Diluted	$0.09	$0.12	$0.15	$0.18
Average number of common shares and equivalents outstanding:
Basic	47,172	46,283	47,036	46,243
Diluted	48,385	47,476	48,250	47,460

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,680	$8,493
Accounts receivable, net	13,277	12,937
Inventory	1,813	2,382
Restricted assets, current	961	961
Other current assets	9,731	11,193
Total current assets	30,462	35,966
Property, equipment and software at cost	62,966	65,250
Accumulated depreciation and amortization	(42,006)	(43,164)
Property, equipment and software, net	20,960	22,086
Goodwill	43,518	43,518
Other intangible assets, net	3,108	3,607
Pre-publication costs, net	17,986	17,758
Restricted assets, less current portion	839	1,293
Deferred tax assets	30,020	30,614
Other assets	3,372	3,712
Total assets	$150,265	$158,554
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,075	$2,388
Accrued expenses	13,770	12,121
Revolving credit facility	10,000	—
Current portion of long-term debt	6,651	5,958
Deferred revenue, current	61,286	86,913
Total current liabilities	93,782	107,380
Long-term liabilities:
Long-term debt	38,477	41,841
Deferred revenue, less current portion	15,232	13,995
Other liabilities	9,257	9,630
Total long-term liabilities	62,966	65,466
Commitments and contingencies (See Note 13)
Stockholders' equity (deficit):
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at June 30, 2018 and December 31, 2017)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 53,789 and 53,333 shares issued, and 47,257 and 46,800 shares outstanding at June 30, 2018 and December 31, 2017, respectively)	54	53
Capital surplus	290,468	289,022
Accumulated deficit	(282,199)	(288,490)
Treasury stock at cost (6,532 shares at June 30, 2018 and December 31, 2017)	(12,784)	(12,784)
Accumulated other comprehensive loss:
Pension and postretirement plans	(2,022)	(2,093)
Accumulated other comprehensive loss	(2,022)	(2,093)
Total stockholders' equity (deficit)	(6,483)	(14,292)
Total liabilities and stockholders' equity (deficit)	$150,265	$158,554
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$7,042	$8,322
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	9,382	9,768
Deferred income taxes	795	—
Amortization of note discount and deferred financing costs	271	408
Stock-based compensation and expense	479	424
Other	3	13
Changes in operating assets and liabilities:
Accounts receivable, net	(409)	994
Inventory	578	29
Other current assets	908	2,540
Other assets	251	(10)
Restricted assets	454	540
Accounts payable	(313)	280
Accrued expenses	1,735	226
Deferred revenue	(24,814)	(27,419)
Other long-term liabilities	(302)	(405)
Net cash used in operating activities	(3,940)	(4,290)
Investing activities:
Expenditures for property, equipment, software and pre-publication costs	(7,988)	(8,816)
Net cash used in investing activities	(7,988)	(8,816)
Financing activities:
Repayment of debt	(2,853)	(3,500)
Borrowings under revolving credit facility	10,000	16,000
Proceeds from exercise of stock options	968	322
Net cash provided by financing activities	8,115	12,822
Change in cash and cash equivalents	(3,813)	(284)
Cash and cash equivalents, beginning of period	8,493	4,930
Cash and cash equivalents, end of period	$4,680	$4,646

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
As permitted under the Securities and Exchange Commission ("SEC") requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Due to seasonality, the results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 2018.
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
As of January 1, 2018, the Company adopted Accounting Standards Update No. 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, and accordingly presented the other components of net benefit costs separately from the service cost component and outside of operating profit, presented as "Other income (expense)" in the consolidated statement of operations. Prior period non-service components of pension and post-retirement costs of $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively, were recast from "General and administration expense" to "Other income (expense)" on the Company's condensed consolidated statements of operations.
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

Note 2 — Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.1 million at June 30, 2018 and December 31, 2017. The allowance for doubtful accounts is based on a review of outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of return as well as other factors that in the Company's judgment, could reasonably be expected to cause sales returns to differ from historical experience.

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
Stock-Based Compensation and Expense
The following table presents stock-based compensation expense resulting from stock options that are recorded in the condensed consolidated statements of operations and comprehensive income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Cost of revenues	$10	$14	$23	$27
Research and development expense	51	40	100	75
Sales and marketing expense	72	51	133	97
General and administrative expense	119	119	223	225
Total	$252	$224	$479	$424

2018 Grants
In the first quarter 2018, the Company granted 250,000 options under the Incentive Plan with an exercise price of $9.16. The options vest in equal monthly installments on the last day of the month over a four-year period, with an initial vesting date of March 31, 2018. As of June 30, 2018, the Company had 2,135,571 stock options outstanding.

Note 4 — Net Income per Common Share
Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock awards using the treasury stock method. Weighted-average shares from common share equivalents in the amount of 250,000 and 258,315 for the three and six months ended June 30, 2018, and 821,730 and 718,211 for the three and six months ended June 30, 2017, respectively, were excluded from the respective dilutive shares outstanding because their effect was anti-dilutive.
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net income	$4,435	$5,792	$7,042	$8,322
Denominator:
Basic:
Weighted-average common shares used in computing basic net income per share	47,172	46,283	47,036	46,243
Diluted:
Add weighted-average effect of dilutive securities:
Stock options and restricted stock awards	1,213	1,193	1,214	1,217
Weighted-average common shares used in computing diluted net income per share	48,385	47,476	48,250	47,460
Net income per common share:
Basic	$0.09	$0.13	$0.15	$0.18
Diluted	$0.09	$0.12	$0.15	$0.18

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
The cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard was as follows:

(in thousands)	As Reported December 31, 2017	Adjustments due to ASC 606	As Adjusted January 1, 2018
Accounts receivable	$12,937	$(69)	$12,868
Inventory	2,382	10	2,392
Other current assets	11,193	(554)	10,639
Deferred tax assets	30,614	201	30,815

Accrued expenses	12,121	(85)	12,036
Deferred revenue	86,913	424	87,337
Accumulated deficit	(288,490)	(751)	(289,241)
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

	Three Months Ended June 30, 2018
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
United States	$17,166	$7,324	$12,609	$37,099
International	3,269	408	220	3,897
Total Revenue	$20,435	$7,732	$12,829	$40,996

	Three Months Ended June 30, 2017
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
United States	$15,979	$6,355	$14,560	$36,894
International	2,671	380	417	3,468
Total Revenue	$18,650	$6,735	$14,977	$40,362

	Six Months Ended June 30, 2018
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Consolidated
United States	$33,359	$14,443	$22,174	$69,976
International	6,212	793	622	7,627
Total Revenue	$39,571	$15,236	$22,796	$77,603

	Six Months Ended June 30, 2017
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Consolidated
United States	$31,557	$12,774	$24,977	$69,308
International	5,278	739	1,007	7,024
Total Revenue	$36,835	$13,513	$25,984	$76,332
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
At June 30, 2018, financial instruments include $4.7 million of cash and cash equivalents, restricted assets of $1.8 million, collateral investments of $1.1 million, revolving credit facility borrowings of $10.0 million, and Senior Secured Credit Facility term loans, net of discount and deferred financing costs, of $45.1 million. At December 31, 2017, financial instruments include $8.5 million of cash and cash equivalents, restricted assets of $2.3 million, collateral investments of $1.1 million, and Senior Secured Credit Facility term loans, net of discount and deferred financing costs, of $47.8 million. The fair market values of cash equivalents, restricted assets, and collateral investments are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the applicable reporting period. See Note 14 – Debt for additional information regarding the Company's term loans and Revolving Credit Facility.
At June 30, 2018 and December 31, 2017, the carrying value of the Company's Senior Secured Credit Facility term loans and Revolving Credit Facility borrowings approximates the fair value, as the borrowings are tied to the London Interbank Offered Rate ("LIBOR") and are market sensitive.
Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$1,800	$1,800	$—	$—
Collateral Investments:
Money Market	910	910	—	—
Certificates of Deposit	226	226	—	—

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$2,254	$2,254	$—	$—
Collateral Investments:
Money Market	908	908	—	—
Certificates of Deposit	226	226	—	—

(in thousands)	Total Gains (Losses) for the Six Months Ended June 30,
Description	2018	2017
Restricted Assets:
Money Market	$—	$—
Collateral Investments:
Money Market	—	—
Certificates of Deposit	—	—
Assets and liabilities measured at fair value on a non-recurring basis are listed below at their carrying values as of each reporting date:

(in thousands)		Fair Value at Reporting Date Using
Description	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$43,518	$—	$—	$43,518
Property, equipment and software, net	20,960	—	—	20,960
Pre-publication costs, net	17,986	—	—	17,986
Other intangible assets, net	3,108	—	—	3,108

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$43,518	$—	$—	$43,518
Property, equipment and software, net	22,086	—	—	22,086
Pre-publication costs, net	17,758	—	—	17,758
Other intangible assets, net	3,607	—	—	3,607

(in thousands)	Total Gains (Losses) for the Six Months Ended June 30,
Description	2018	2017
Goodwill	$—	$—
Property, equipment and software, net	—	—
Pre-publication costs, net	—	—
Other intangible assets, net	—	—

There were no significant remeasurements of these assets during the six months ended June 30, 2018 or 2017.

Note 7 — Other Current Assets
Other current assets at June 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Deferred costs	$6,426	$9,246
Prepaid expenses	2,695	1,762
Other	610	185
Other current assets	$9,731	$11,193

Note 8 — Other Assets
Other assets at June 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Deferred costs, less current portion	$1,422	$1,745
Collateral investments	1,136	1,134
Deferred financing costs – revolving credit facility	441	530
Other	373	303
Other assets	$3,372	$3,712

Deferred Financing Costs
Deferred financing costs relate to costs incurred with the issuance in December 2015 of the Company's $30.0 million Revolving Credit Facility. See Note 14 – Debt for additional information regarding the Company's Revolving Credit Facility and the related deferred financing costs.
Collateral Investments
The Company maintains certificates of deposit to collateralize its outstanding letters of credit associated with workers' compensation activity. At June 30, 2018 and December 31, 2017, the Company had $0.2 million in certificates of deposit serving as collateral for its outstanding letters of credit.
Additionally, the Company maintains a money market fund investment to serve as collateral for a travel card program. The balance of the money market fund investment was $0.9 million at June 30, 2018 and December 31, 2017.

Note 9 — Accrued Expenses
Accrued expenses at June 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Salaries, bonuses and benefits	$8,869	$8,550
Pension and post-retirement benefit plans	950	950
Accrued royalties	901	830
Other	3,050	1,791
Accrued expenses	$13,770	$12,121

Note 10 — Other Liabilities
Other liabilities at June 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Pension and post-retirement benefit plans, long-term portion	$7,960	$8,285
Deferred rent	535	587
Long-term income tax payable	481	470
Long-term deferred compensation	281	288
Other liabilities	$9,257	$9,630

Note 11 — Pension Plan
The net pension costs of the Company's defined benefit pension plan were comprised primarily of interest costs and totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2018 and 2017. The net pension costs included the amortization of accumulated net loss of $29 thousand and $57 thousand for the three and six months ended June 30, 2018, and $23 thousand and $46 thousand for the three and six months ended June 30, 2017, respectively.

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
The balance of UTBs was $2.6 million at June 30, 2018 and December 31, 2017. Included in the balance of unrecognized tax benefits at June 30, 2018 are approximately $0.5 million of tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining uncertain tax positions would not affect the effective tax rate, but would instead increase or would have increased available tax attributes. However, the recognition of the tax attribute would be offset by an increase in the deferred tax asset valuation allowance resulting in no net impact to the effective tax rate.

The Company recognizes interest accrued related to its UTBs and penalties as income tax expense. Related to the UTBs noted above, the Company recognized no penalties (gross) and an immaterial amount of interest during the six months ended June 30, 2018. At June 30, 2018 and December 31, 2017, the Company had liabilities of $0.1 million for penalties (gross) and $0.1 million for interest (gross).
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
Letters of Credit
The Company had letters of credit outstanding at June 30, 2018 in the amount of $0.4 million to support workers' compensation activity. The Company maintains certificates of deposit of $0.2 million as collateral for the letters of credit. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificates of deposit and money market fund investment are included in Collateral Investments in Note 8 – Other Assets.

Note 14 — Debt
Debt at June 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Senior secured credit facility term loans maturing December 10, 2020	$45,647	$48,500
Less: Unamortized discount	(281)	(380)
Less: Unamortized deferred financing costs	(238)	(321)
Term loans, net of discount and deferred costs	45,128	47,799
Less: Current portion of long-term debt	6,651	5,958
Long-term debt	$38,477	$41,841
The Company had outstanding borrowings under the Revolving Credit Facility of $10.0 million at June 30, 2018 and no outstanding borrowings under the Revolving Credit Facility at December 31, 2017.
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
Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or LIBOR (subject to a 1.0% floor), at the Borrower's option, plus an applicable margin. The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans. The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation. As of June 30, 2018, the lowest tier of the applicable margins were in effect, and the interest rate for the Term Loan A was 5.73%. Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%. Interest is payable in arrears every three months or less, based on the selected LIBOR interest period.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on fundamental changes to the Loan Parties, a maximum consolidated net leverage ratio, and minimum fixed charge coverage ratio. Upon an event of default, and after any applicable cure period, the Administrative Agent can accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants. At June 30, 2018, the Company was in compliance with all covenants related to the Senior Secured Credit Facility.
The principal balances of the Senior Secured Credit Facility were issued at a discount, representing fees paid to lenders, which are amortized over the life of the debt using the effective interest rate method. Unamortized discount at June 30, 2018 and December 31, 2017 was $0.3 million and $0.4 million, respectively.
The Company incurred debt issuance costs associated with the Senior Secured Credit Facility, which were deferred and are amortized over the term of the related debt using the effective interest method. Unamortized deferred financing costs related to the Term Loan A totaled $0.2 million at June 30, 2018 and $0.3 million at December 31, 2017, and are presented as a reduction to Long-term Debt in the Condensed Consolidated Balance Sheets. Unamortized deferred financing costs related to the Revolving Credit Facility totaled $0.4 million at June 30, 2018 and $0.5 million at December 31, 2017, and are classified as Other Assets in the Condensed Consolidated Balance Sheets.
At June 30, 2018, the Company had outstanding principal balances of $45.6 million under Term Loan A, $10.0 million outstanding borrowings under the Revolving Credit Facility, and had $19.8 million borrowing availability under the Revolving Credit Facility. During 2017, the Company voluntarily prepaid the remaining principal amount outstanding on the Term Loan B of the Senior Secured Credit Facility.
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

	Three Months Ended June 30, 2018
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net revenues	$20,435	$7,732	$12,829	$—	$40,996
Cost of revenues	1,263	999	4,776	—	7,038
Amortization expense	—	—	—	4,043	4,043
Total cost of revenues	1,263	999	4,776	4,043	11,081
Other operating expenses	9,284	3,957	5,116	4,574	22,931
Depreciation and amortization expense	—	—	—	718	718
Total costs and expenses	10,547	4,956	9,892	9,335	34,730
Income before interest and income taxes	9,888	2,776	2,937	(9,335)	6,266
Net interest expense	—	—	—	(927)	(927)
Other income (expense), net	—	—	—	118	118
Income tax expense	—	—	—	(1,022)	(1,022)
Segment net income	$9,888	$2,776	$2,937	$(11,166)	$4,435
Expenditures for property, equipment, software and pre-publication costs	$2,324	$1,082	$557	$17	$3,980

	Three Months Ended June 30, 2017
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net revenues	$18,650	$6,735	$14,977	$—	$40,362
Cost of revenues	942	808	5,465	—	7,215
Amortization expense	—	—	—	4,328	4,328
Total cost of revenues	942	808	5,465	4,328	11,543
Other operating expenses	8,020	3,113	6,104	3,342	20,579
Depreciation and amortization expense	—	—	—	669	669
Total costs and expenses	8,962	3,921	11,569	8,339	32,791
Income before interest and income taxes	9,688	2,814	3,408	(8,339)	7,571
Net interest expense	—	—	—	(1,336)	(1,336)
Other income (expense), net	—	—	—	(109)	(109)
Income tax expense	—	—	—	(334)	(334)
Segment net income	$9,688	$2,814	$3,408	$(10,118)	$5,792
Expenditures for property, equipment, software and pre-publication costs	$2,089	$798	$1,361	$36	$4,284

	Six Months Ended June 30, 2018
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net revenues	$39,571	$15,236	$22,796	$—	$77,603
Cost of revenues	2,295	2,022	8,784	—	13,101
Amortization expense	—	—	—	7,947	7,947
Total cost of revenues	2,295	2,022	8,784	7,947	21,048
Other operating expenses	18,499	7,867	10,222	8,274	44,862
Depreciation and amortization expense	—	—	—	1,435	1,435
Total costs and expenses	20,794	9,889	19,006	17,656	67,345
Income before interest and income taxes	18,777	5,347	3,790	(17,656)	10,258
Net interest expense	—	—	—	(1,757)	(1,757)
Other income (expense), net	—	—	—	15	15
Income tax expense	—	—	—	(1,474)	(1,474)
Segment net income	$18,777	$5,347	$3,790	$(20,872)	$7,042
Expenditures for property, equipment, software and pre-publication costs	$4,450	$2,197	$1,310	$31	$7,988

	Six Months Ended June 30, 2017
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net revenues	$36,835	$13,513	$25,984	$—	$76,332
Cost of revenues	1,813	1,679	9,908	—	13,400
Amortization expense	—	—	—	8,418	8,418
Total cost of revenues	1,813	1,679	9,908	8,418	21,818
Other operating expenses	16,466	6,344	12,033	6,745	41,588
Depreciation and amortization expense	—	—	—	1,350	1,350
Total costs and expenses	18,279	8,023	21,941	16,513	64,756
Income before interest and income taxes	18,556	5,490	4,043	(16,513)	11,576
Net interest expense	—	—	—	(2,563)	(2,563)
Other income (expense), net	—	—	—	(217)	(217)
Income tax expense	—	—	—	(474)	(474)
Segment net income	$18,556	$5,490	$4,043	$(19,767)	$8,322
Expenditures for property, equipment, software and pre-publication costs	$4,191	$1,648	$2,924	$53	$8,816

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
Upper Elementary, Writing Website: Writing A-Z by Learning A-Z
Upper Elementary, ELL Website: Raz-Plus by Learning A-Z
Multilevel, Math & Science Online Simulations: Gizmos by ExploreLearning
Teacher Tools, ELL Reading Website: Raz-Plus ELL Edition by Learning A-Z
2018 CODiE Awards
In June 2018, we received a 2018 CODiE Award for Best Science Instructional Solution: Science A-Z by Learning A-Z, as well as a 2018 CODiE Award for Best Solution for Special Needs Students: Raz-Plus by Learning A-Z, representing the 7th consecutive year the Company has received at least one CODiE Award. Since 1986, the Software and Information Industry Association (SIIA) CODiE Awards have recognized software and information companies for achievement and vision. It is the only peer-reviewed program in the content, education, and software industry.
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
Agreement to Acquire VKidz
On May 13, 2018, the Company entered into a definitive agreement to acquire VKIDZ Holdings Inc. ("VKidz"), an award winning Florida-based edtech company dedicated to helping deliver the best education to students using digital solutions. Organized in two business units, VKidz serves both school systems and homeschooling families with 100% digital, 100% subscription, innovative, research-based educational products. The Company believes VKidz is an exceptional fit with its current operations because it will provide attractive cross selling opportunities and expand Cambium's total addressable market. The acquisition is another step in Cambium's strategy of being the leading provider of state of the art digital subscription solutions that make a difference in the lives of students.
Under the terms of the agreement, the purchase price will include issuance of 6.7 million shares of Cambium Learning Group common stock to the sellers, plus payment of outstanding debt of VKidz on the consummation date of the transaction. In 2017, VKidz had Bookings of approximately $21.1 million and Cash Income of approximately $5.7 million. At June 30, 2018, VKidz had debt principal outstanding of $20.0 million and cash of $0.9 million. The Company expects the acquisition to be immediately accretive.
The acquisition is expected to be consummated, subject to all applicable approvals, after completion of the Company's review of strategic alternatives and the Company has the right to terminate the agreement prior to consummation.
VKidz is currently owned by founder John Edelson and a fund managed by Veronis Suhler Stevenson, which owns a majority of the equity interests of VSS-Cambium Holdings III, LLC, which holds approximately 68% of the Company's outstanding stock. Therefore, the Company's Board of Directors formed a special committee of independent and disinterested directors to analyze and negotiate the transaction on behalf of the Company and deliver a recommendation to the Company's Board of Directors with respect to the transaction. The Company's special committee was advised by Needham & Company, LLC as financial advisor and Paul Hastings LLP as legal advisor.

Results of Operations
Bookings
During the six months ended June 30, 2018, consolidated Bookings increased $4.1 million to $53.0 million, compared to $48.9 million during the six months ended June 30, 2017. Bookings by segment for the six months ended June 30, 2018 and the percentage change from the same period of 2017 were as follows:

•	Learning A-Z: $24.3 million, increased 12.6% in the first six months of the year compared to the prior year period, continuing its historical growth performance.

•
ExploreLearning: $10.0 million, increased 13.8% in the first six months of the year compared to the prior year period with continued strong momentum for the Reflex math product and the Gizmos math and science simulations.

•
Voyager Sopris Learning: $18.7 million, increased 1.0% in the first six months of the year compared to the prior year period. The Bookings increase came primarily from the segment's technology-enabled solutions, which increased 9% compared to the prior year.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

	Three Months Ended				Year-Over-Year Change
	June 30, 2018		June 30, 2017		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Learning A-Z	$20,435	49.8%	$18,650	46.2%	$1,785	9.6%
ExploreLearning	7,732	18.9%	6,735	16.7%	997	14.8%
Voyager Sopris Learning	12,829	31.3%	14,977	37.1%	(2,148)	(14.3)%
Total net revenues	40,996	100.0%	40,362	100.0%	634	1.6%
Cost of revenues:
Learning A-Z	1,263	3.1%	942	2.3%	(321)	(34.1)%
ExploreLearning	999	2.4%	808	2.0%	(191)	(23.6)%
Voyager Sopris Learning	4,776	11.6%	5,465	13.5%	689	12.6%
Amortization expense	4,043	9.9%	4,328	10.7%	285	6.6%
Total cost of revenues	11,081	27.0%	11,543	28.6%	462	4.0%
Research and development expense	3,893	9.5%	3,294	8.2%	(599)	(18.2)%
Sales and marketing expense	12,717	31.0%	12,190	30.2%	(527)	(4.3)%
General and administrative expense	6,135	15.0%	4,900	12.1%	(1,235)	(25.2)%
Shipping and handling costs	186	0.5%	195	0.5%	9	4.6%
Depreciation and amortization expense	718	1.8%	669	1.7%	(49)	(7.3)%
Income before interest and income taxes	6,266	15.3%	7,571	18.8%	(1,305)	(17.2)%
Net interest expense	(927)	(2.3)%	(1,336)	(3.3)%	409	30.6%
Other income (expense), net	118	0.3%	(109)	(0.3)%	227	208.3%
Income tax expense	(1,022)	(2.5)%	(334)	(0.8)%	(688)	(206.0)%
Net income	$4,435	10.8%	$5,792	14.4%	$(1,357)	(23.4)%
Net revenues
Net revenues increased during the three months ended June 30, 2018 by 1.6% to $41.0 million, compared to $40.4 million during the same period of 2017. Increased net revenues in Learning A-Z and ExploreLearning offset lower net revenues in Voyager Sopris Learning. Net revenues by segment were as follows:

•
Learning A-Z's net revenues were $20.4 million, increasing $1.8 million, or 9.6%, in the quarter ended June 30, 2018 compared to the same period of 2017. The year-over-year increase in revenue is driven by Learning A-Z's ongoing strong Bookings trend.

•
ExploreLearning's net revenues were $7.7 million, increasing $1.0 million, or 14.8%, during the quarter ended June 30, 2018 compared to the same period of 2017. The increase in net revenues is due to ExploreLearning's continued strong Bookings performance.

•
Voyager Sopris Learning's net revenues were $12.8 million, decreasing $2.1 million, or 14.3%, during the quarter ended June 30, 2018 compared to the same period of 2017. GAAP net revenues include a significant amount of revenue recognition generated from prior period Bookings.

Cost of revenues
Cost of revenues primarily includes print and royalty costs, and expenses to purchase, handle and warehouse product, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $0.2 million, or 2.5%, to $7.0 million in the second quarter of 2018 compared to $7.2 million in the same period of 2017. Cost of revenues benefited year-over-year from the increasing contribution from higher-margin technology-enabled solutions. The Learning A-Z and ExploreLearning segments, which are delivered on-line and have no royalty costs, comprised 68.7% of net revenues in the second quarter of 2018 compared to 62.9% of net revenues in the second quarter of 2017. Cost of revenues by segment were as follows:

•	Learning A-Z's cost of revenues increased by $0.3 million, to $1.3 million due to the higher volume of subscriptions as well as increased customer support initiatives.

•
ExploreLearning's cost of revenues increased by $0.2 million to $1.0 million in the quarter ended June 30, 2018 compared to the same period of 2017. The increased costs were related to implementation and training due to the segment's increased level of customer support.

•
Voyager Sopris Learning's cost of revenues decreased $0.7 million or 12.6%, to $4.8 million in the quarter ended June 30, 2018 compared to $5.5 million in the second quarter of 2017. The decrease in cost of revenues was due to the year-over-year decline in revenue, as well as cost savings from restructuring in late 2017.

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology product development. Amortization expense was $4.0 million in the second quarter of 2018, a decrease of $0.3 million compared to the same period of 2017.
Research and development expense
Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization. Research and development expense was $3.9 million in the second quarter of 2018, an increase of $0.6 million compared to the same period of 2017. The increase is due to planned investments to support growth initiatives at Learning A-Z and ExploreLearning. The increase for ExploreLearning includes $0.1 million of expense related to the ongoing integration of content from IS3D, LLC, which was acquired in the fourth quarter of 2017.
Sales and marketing expense
Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the second quarter of 2018 increased $0.5 million to $12.7 million compared to $12.2 million for the second quarter of 2017. The increase is due to planned investments to support growth initiatives at Learning A-Z and ExploreLearning, which were partially offset by decreases at Voyager Sopris Learning, including cost savings from the restructuring activities in late 2017.
General and administrative expense
General and administrative expenses in the second quarter of 2018 were $6.1 million, an increase of $1.2 million, or 25.2%, from the second quarter of 2017. The increase was driven by $1.1 million of Shared Services expenses incurred related to the Company's definitive agreement to acquire VKIDZ Holdings Inc. and its review of strategic alternatives. The remaining increase was due to growth commensurate with Bookings at Learning A-Z and ExploreLearning, partially offset by cost savings at Voyager Sopris Learning.
Shipping and handling costs
Shipping and handling costs for the quarter ended June 30, 2018 were $0.2 million, consistent with the second quarter of 2017.
Depreciation and amortization expense
Depreciation and amortization expense was $0.7 million for the three months ended June 30, 2018, consistent with the same period of 2017.

Other income (expense)
Other income (expense) was $0.1 million for the quarter ended June 30, 2018, compared to $(0.1) million in the same period in 2017, and includes expense related to a frozen defined benefit pension plan of $(0.1) million in both periods. Pension expense in the second quarter of 2018 was offset by income resulting from the sale of excess state tax research and development credits of $0.2 million.
Net interest expense
Net interest expense decreased by $0.4 million, or 30.6%, to $0.9 million in the second quarter of 2018 compared to the same period in 2017 as a result of the scheduled debt amortization payments and voluntary prepayments made during 2017.
Income tax expense
We recorded an income tax expense of $1.0 million for the second quarter of 2018, an increase of $0.7 million compared to the same period of 2017. In December 2017, we released most of the valuation allowance against our deferred tax assets. The release of the valuation allowance results in changes in our deferred taxes being included in income tax expense as opposed to prior year periods in which changes in our deferred taxes were offset by corresponding changes in the valuation allowance.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

	Six Months Ended				Year Over Year Change
	June 30, 2018		June 30, 2017		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Learning A-Z	$39,571	51.0%	$36,835	48.3%	$2,736	7.4%
ExploreLearning	15,236	19.6%	13,513	17.7%	1,723	12.8%
Voyager Sopris Learning	22,796	29.4%	25,984	34.0%	(3,188)	(12.3)%
Total net revenues	77,603	100.0%	76,332	100.0%	1,271	1.7%
Cost of revenues:
Learning A-Z	2,295	3.0%	1,813	2.4%	(482)	(26.6)%
ExploreLearning	2,022	2.6%	1,679	2.2%	(343)	(20.4)%
Voyager Sopris Learning	8,784	11.3%	9,908	13.0%	1,124	11.3%
Amortization expense	7,947	10.2%	8,418	11.0%	471	5.6%
Total cost of revenues	21,048	27.1%	21,818	28.6%	770	3.5%
Research and development expense	7,619	9.8%	6,392	8.4%	(1,227)	(19.2)%
Sales and marketing expense	25,520	32.9%	25,100	32.9%	(420)	(1.7)%
General and administrative expense	11,416	14.7%	9,783	12.8%	(1,633)	(16.7)%
Shipping and handling costs	307	0.4%	313	0.4%	6	1.9%
Depreciation and amortization expense	1,435	1.8%	1,350	1.8%	(85)	(6.3)%
Income before interest and income taxes	10,258	13.2%	11,576	15.2%	(1,318)	(11.4)%
Net interest expense	(1,757)	(2.3)%	(2,563)	(3.4)%	806	31.4%
Other income (expense), net	15	—%	(217)	(0.3)%	232	106.9%
Income tax expense	(1,474)	(1.9)%	(474)	(0.6)%	(1,000)	(211.0)%
Net income	$7,042	9.1%	$8,322	10.9%	$(1,280)	(15.4)%
Net revenues
Net revenues increased during the six months ended June 30, 2018 by 1.7% to $77.6 million, compared to $76.3 million during the same period of 2017. Increased net revenues in Learning A-Z and ExploreLearning offset lower net revenues in Voyager Sopris Learning. Net revenues by segment were as follows:

•
Learning A-Z's net revenues were $39.6 million, increasing $2.7 million, or 7.4%, in the six months ended June 30, 2018 compared to the same period of 2017. The year-over-year increase in revenue is driven by Learning A-Z's ongoing strong Bookings trend.

•
ExploreLearning's net revenues were $15.2 million, increasing $1.7 million, or 12.8%, during the six months ended June 30, 2018 compared to the same period of 2017. The increase in net revenues is due to ExploreLearning's continued strong Bookings performance.

•
Voyager Sopris Learning's net revenues were $22.8 million, decreasing $3.2 million, or 12.3%, during the six months ended June 30, 2018 compared to the same period of 2017. Although Bookings increased slightly in the six months ended June 30, 2018, GAAP net revenues include a significant amount of revenue recognition generated from prior period Bookings.

Cost of revenues
Cost of revenues primarily includes print and royalty costs, and expenses to purchase, handle and warehouse product, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $0.3 million, or 2.2%, to $13.1 million in the first half of 2018 compared to $13.4 million in the same period of 2017. Cost of revenues benefited year-over-year from the increasing contribution from higher-margin technology-enabled solutions. The Learning A-Z and ExploreLearning segments, which are delivered on-line and have no royalty costs, comprised 70.6% of net revenues in the first half of 2018 compared to 66.0% of net revenues in the first half of 2017. Cost of revenues by segment were as follows:

•
Learning A-Z's cost of revenues increased by $0.5 million, to $2.3 million, in the six months ended June 30, 2018 compared to $1.8 million in the same period of 2017 due to higher volume of subscriptions as well as increased customer support initiatives.

•
ExploreLearning's cost of revenues increased by $0.3 million to $2.0 million in the six months ended June 30, 2018 compared to the same period of 2017. The increased costs were related to implementation and training due to the segment's increased level of customer support.

•
Voyager Sopris Learning's cost of revenues decreased $1.1 million or 11.3%, to $8.8 million in the six months ended June 30, 2018 compared to $9.9 million in the first half of 2017. The decrease in cost of revenues was due to the year-over-year decline in revenue, as well as cost savings from restructuring in late 2017.

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology product development. Amortization expense was $7.9 million in the first half of 2018, a decrease of $0.5 million compared to the same period of 2017.
Research and development expense
Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization. Research and development expense was $7.6 million in the first half of 2018, an increase of $1.2 million compared to the same period of 2017. The increase is due to planned investments to support growth initiatives at Learning A-Z and ExploreLearning. The increase for ExploreLearning includes $0.2 million of expense related to the ongoing integration of content from IS3D, LLC, which was acquired in the fourth quarter of 2017.
Sales and marketing expense
Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the first half of 2018 increased $0.4 million to $25.5 million compared to $25.1 million for the first half of 2017. The increase is due to planned investments to support growth initiatives at Learning A-Z and ExploreLearning, which were partially offset by decreases at Voyager Sopris Learning, including cost savings from the restructuring activities in late 2017.
General and administrative expense
General and administrative expenses in the first half of 2018 were $11.4 million, an increase of $1.6 million, or 16.7%, from the same period of 2017. The increase was driven by $1.1 million of Shared Services expenses incurred related to the Company's definitive agreement to acquire VKIDZ Holdings Inc. and its review of strategic alternatives. The remaining increase was due to growth commensurate with Bookings at Learning A-Z and ExploreLearning, partially offset by cost savings at Voyager Sopris Learning.
Shipping and handling costs
Shipping and handling costs for the six months ended June 30, 2018 were $0.3 million, consistent with the same period of 2017.
Depreciation and amortization expense
Depreciation and amortization expense was $1.4 million for the six months ended June 30, 2018, an increase of $0.1 million compared to the first half of 2017.

Other income (expense)
Other income (expense) was $15 thousand and $(0.2) million for the six months ended June 30, 2018 and June 30, 2017, respectively, and includes expense related to a frozen defined benefit pension plan of $(0.2) million in both periods. Pension expense in the first half of 2018 was offset by income resulting from the sale of excess state tax research and development credits of $0.2 million.
Net interest expense
Net interest expense decreased by $0.8 million, or 31.4%, to $1.8 million in the first half of 2018 compared to the same period in 2017 as a result of the scheduled debt amortization payments and voluntary prepayments made during 2017.
Income tax expense
We recorded an income tax expense of $1.5 million for the six months ended June 30, 2018. In December 2017, we released most of the valuation allowance against our deferred tax assets. The release of the valuation allowance results in changes in our deferred taxes being included in income tax expense as opposed to prior year periods in which changes in our deferred taxes were offset by corresponding changes in the valuation allowance.
Liquidity and Capital Resources
Our primary sources of liquidity are cash balances, cash flow from operations, and the Revolving Credit Facility that we entered into in December 2015. Sales seasonality attributable to the buying cycle of school districts, which generally starts at the beginning of each new school year in the fall, affects our operating cash flow. As a result of this inherent seasonality, we normally incur a net cash deficit from all of our activities in the first and second quarters of the year and we normally generate cash in the third and fourth quarters of the year. We expect borrowings under the Revolving Credit Facility to vary according to this seasonality, and accounts receivable balances are normally at their highest at the end of the third quarter. At June 30, 2018, our cash balances were $4.7 million, our net accounts receivable were $13.3 million, our borrowings under the Revolving Credit Facility were $10.0 million, and we had $19.8 million of availability under the Revolving Credit Facility.
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
Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or LIBOR (subject to a 1.0% floor), at our option, plus an applicable margin. The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans. The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation. As of June 30, 2018, we qualified for the lowest applicable margin, and the interest rate for the Term Loan A was 5.73%. Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%. Interest is payable in arrears every three months or less, based on the selected LIBOR interest period.
The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, and limitations on fundamental changes. A maximum consolidated net leverage ratio and minimum fixed charge coverage ratio were effective beginning in the first quarter of 2016. Upon an event of default, and after any applicable cure period, the Administrative Agent could elect to accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants. At June 30, 2018, the Company was in compliance with all covenants related to the Senior Secured Credit Facility.

Summary of Cash flows
Cash provided by (used in) our operating, investing and financing activities is summarized below:

	Six Months Ended June 30,
(in thousands)	2018	2017
Operating activities	$(3,940)	$(4,290)
Investing activities	(7,988)	(8,816)
Financing activities	8,115	12,822
Operating activities. Cash used in operating activities was $3.9 million and $4.3 million for the six months ended June 30, 2018 and 2017, respectively. Cash flows from operating activities were impacted favorably during 2018 by higher Bookings and lower cash interest payments of $0.3 million, partially offset by the return of $0.7 million of cash from a certificate of deposit collateralizing a letter of credit in first half 2017.
Investing activities. Cash used in investing activities was related to capital expenditures, and was $8.0 million for the six months ended June 30, 2018 compared to $8.8 million during the same period of 2017, declining by $0.8 million, as a result of lower spend at the Voyager Sopris Learning segment. Capital expenditures in 2018 for the ExploreLearning segment include $0.6 million related to the ongoing integration of content from IS3D, LLC, which was acquired in the fourth quarter of 2017.
Financing activities. Cash provided by financing activities was $8.1 million for the six months ended June 30, 2018 compared to $12.8 million for the six months ended June 30, 2017. Cash inflows for the six months ended June 30, 2018 included borrowings under the Revolving Credit Facility of $10.0 million and $1.0 million of proceeds from the exercise of stock options. Cash outflows for the six months ended June 30, 2018 included scheduled principal payments on the Senior Secured Credit Facility of $2.9 million. Cash inflows for the six months ended June 30, 2017 included borrowings under the Revolving Credit Facility of $16.0 million and $0.3 million of proceeds from the exercise of stock options. Financing outflows for the six months ended June 30, 2017 included scheduled principal payments of the Senior Secured Credit Facility of $3.5 million.
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
Reconciliations of Operational and Non-GAAP Measures
Bookings is an internal, operational metric that measures the total dollar value of customer orders in a period, regardless of the timing of the related revenue recognition. We consider Bookings a leading indicator of revenues. Below are reconciliations of Bookings to Net Revenues and of Net Income to EBITDA, Adjusted EBITDA, and Cash Income for the three and six months ended June 30, 2018 and 2017:

Reconciliation of Bookings to Net Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Bookings	$33,116	$29,741	$52,969	$48,853
Change in deferred revenues	7,900	10,576	24,814	27,419
Other (a)	(20)	45	(180)	60
Net revenues	$40,996	$40,362	$77,603	$76,332

 Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Cash Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net income	$4,435	$5,792	$7,042	$8,322
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	4,761	4,997	9,382	9,768
Net interest expense	927	1,336	1,757	2,563
Income tax expense	1,022	334	1,474	474
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	11,145	12,459	19,655	21,127
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Income from sale of excess state tax credits(b)	(222)	—	(222)	—
Merger, acquisition and disposition activities(c)	1,499	212	1,621	339
Stock-based compensation and expense(d)	252	224	479	424
Adjusted EBITDA	12,674	12,895	21,533	21,890
Change in deferred revenues	(7,900)	(10,576)	(24,814)	(27,419)
Change in deferred costs	1,132	1,168	2,589	2,731
Capital expenditures	(3,980)	(4,284)	(7,988)	(8,816)
Cash income	$1,926	$(797)	$(8,680)	$(11,614)

Reconciliation of Bookings to Net Revenues by Segment – 2018

	Three Months Ended June 30, 2018
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
Bookings	$14,683	$6,797	$11,636	$33,116
Change in deferred revenues	5,752	991	1,157	7,900
Other (a)	—	(56)	36	(20)
Net revenues	$20,435	$7,732	$12,829	$40,996

	Six Months Ended June 30, 2018
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
Bookings	$24,282	$9,970	$18,717	$52,969
Change in deferred revenues	15,289	5,338	4,187	24,814
Other (a)	—	(72)	(108)	(180)
Net revenues	$39,571	$15,236	$22,796	$77,603

Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Cash Income by Segment – 2018

	Three Months Ended June 30, 2018
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net income	$9,888	$2,776	$2,937	$(11,166)	$4,435
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	4,761	4,761
Net interest expense	—	—	—	927	927
Income tax expense	—	—	—	1,022	1,022
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	9,888	2,776	2,937	(4,456)	11,145
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Income from sale of excess state tax credits(b)	—	—	—	(222)	(222)
Merger, acquisition and disposition activities(c)	—	—	—	1,499	1,499
Stock-based compensation and expense(d)	70	55	59	68	252
Adjusted EBITDA	9,958	2,831	2,996	(3,111)	12,674
Change in deferred revenues	(5,752)	(991)	(1,157)	—	(7,900)
Change in deferred costs	597	282	253	—	1,132
Capital expenditures - product development	(2,006)	(1,017)	(548)	—	(3,571)
Capital expenditures - general expenditures	(318)	(65)	(9)	(17)	(409)
Cash income	$2,479	$1,040	$1,535	$(3,128)	$1,926

	Six Months Ended June 30, 2018
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net income	$18,777	$5,347	$3,790	$(20,872)	$7,042
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	9,382	9,382
Net interest expense	—	—	—	1,757	1,757
Income tax expense	—	—	—	1,474	1,474
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	18,777	5,347	3,790	(8,259)	19,655
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Income from sale of excess state tax credits(b)	—	—	—	(222)	(222)
Merger, acquisition and disposition activities(c)	—	—	—	1,621	1,621
Stock-based compensation and expense(d)	127	100	118	134	479
Adjusted EBITDA	18,904	5,447	3,908	(6,726)	21,533
Change in deferred revenues	(15,289)	(5,338)	(4,187)	—	(24,814)
Change in deferred costs	1,292	657	640	—	2,589
Capital expenditures - product development	(3,874)	(2,036)	(1,195)	—	(7,105)
Capital expenditures - general expenditures	(576)	(161)	(115)	(31)	(883)
Cash income	$457	$(1,431)	$(949)	$(6,757)	$(8,680)

Reconciliation of Bookings to Net Revenues by Segment – 2017

	Three Months Ended June 30, 2017
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
Bookings	$11,661	$5,888	$12,192	$29,741
Change in deferred revenues	6,990	873	2,713	10,576
Other (a)	(1)	(26)	72	45
Net revenues	$18,650	$6,735	$14,977	$40,362

	Six Months Ended June 30, 2017
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
Bookings	$21,560	$8,764	$18,529	$48,853
Change in deferred revenues	15,275	4,854	7,290	27,419
Other (a)	—	(105)	165	60
Net revenues	$36,835	$13,513	$25,984	$76,332

Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Cash Income by Segment – 2017

	Three Months Ended June 30, 2017
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net income	$9,688	$2,814	$3,408	$(10,118)	$5,792
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	4,997	4,997
Net interest expense	—	—	—	1,336	1,336
Income tax expense	—	—	—	334	334
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	9,688	2,814	3,408	(3,451)	12,459
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Merger, acquisition and disposition activities(c)	—	—	—	212	212
Stock-based compensation and expense(d)	53	30	75	66	224
Adjusted EBITDA	9,741	2,844	3,483	(3,173)	12,895
Change in deferred revenues	(6,990)	(873)	(2,713)	—	(10,576)
Change in deferred costs	547	104	517	—	1,168
Capital expenditures - product development	(1,869)	(721)	(1,316)	—	(3,906)
Capital expenditures - general expenditures	(220)	(77)	(45)	(36)	(378)
Cash income	$1,209	$1,277	$(74)	$(3,209)	$(797)

	Six Months Ended June 30, 2017
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net income	$18,556	$5,490	$4,043	$(19,767)	$8,322
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	9,768	9,768
Net interest expense	—	—	—	2,563	2,563
Income tax expense	—	—	—	474	474
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	18,556	5,490	4,043	(6,962)	21,127
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Merger, acquisition and disposition activities(c)	—	—	—	339	339
Stock-based compensation and expense(d)	100	54	145	125	424
Adjusted EBITDA	18,656	5,544	4,188	(6,498)	21,890
Change in deferred revenues	(15,275)	(4,854)	(7,290)	—	(27,419)
Change in deferred costs	1,162	493	1,076	—	2,731
Capital expenditures - product development	(3,798)	(1,481)	(2,809)	—	(8,088)
Capital expenditures - general expenditures	(393)	(167)	(115)	(53)	(728)
Cash income	$352	$(465)	$(4,950)	$(6,551)	$(11,614)
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

(b)	In the second quarter of 2018, we recorded other income resulting from the sale of excess state research and development tax credits.

(c)
Costs are related to merger and acquisition activities including due diligence and other non-operational charges such as pension. The second quarter of 2018 includes $1.1 million of expenses incurred related to the Company's definitive agreement to acquire VKIDZ Holdings Inc. and its review of strategic alternatives.

(d)	Stock-based compensation and expense is related to our outstanding options.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of June 30, 2018 that have or are reasonably likely to have a current or future material effect on the Company's financial condition, changes in financial condition, revenues, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

We have made no material changes to any of the critical accounting policies discussed in our 2017 Form 10-K through June 30, 2018 other than the adoption of the provisions of Revenue from Contracts with Customers (Topic 606)("ASC 606"). Refer to Note 5 – Revenue Recognition for a description of the impact of the adoption on the Company's financial statements and accounting policies.
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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors," in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as such factors could materially affect the Company's business, financial condition, or future results. In the three months ended June 30, 2018, there were no material changes to the risk factors disclosed in the Company's 2017 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company's business, financial condition, or results of operations.

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

CAMBIUM LEARNING GROUP, INC.

Date: August 13, 2018	/s/ Barbara Benson
Barbara Benson,
Chief Financial Officer (Principal Financial Officer)