Form 10-Q
period 2018-09-30
CAMBIUM LEARNING GROUP, INC.
filed 2018-11-01
CIK 1466815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
The number of shares of the registrant's common stock, $0.001 par value per share, outstanding as of October 26, 2018 was 47,300,262.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2018 and September 30, 2017	3

	Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2018 and September 30, 2017	5

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II	OTHER INFORMATION	33

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 6.	Exhibits	34

SIGNATURE PAGE		35

Item 1. Financial Statements.
Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$44,734	$43,523	$122,337	$119,855
Cost of revenues:
Cost of revenues	7,801	7,928	20,902	21,328
Amortization expense	4,200	4,676	12,147	13,094
Total cost of revenues	12,001	12,604	33,049	34,422
Research and development expense	4,059	3,352	11,678	9,744
Sales and marketing expense	12,283	12,771	37,803	37,871
General and administrative expense	5,962	5,457	17,378	15,240
Shipping and handling costs	323	414	630	727
Depreciation and amortization expense	721	670	2,156	2,020
Total costs and expenses	35,349	35,268	102,694	100,024
Income before interest and income taxes	9,385	8,255	19,643	19,831
Net interest expense	(897)	(1,271)	(2,654)	(3,834)
Other income (expense), net	(103)	(108)	(88)	(325)
Income before income taxes	8,385	6,876	16,901	15,672
Income tax expense	(2,508)	(399)	(3,982)	(873)
Net income	$5,877	$6,477	$12,919	$14,799
Other comprehensive income:
Amortization of net pension loss	36	23	107	69
Comprehensive income	$5,913	$6,500	$13,026	$14,868
Net income per common share:
Basic	$0.12	$0.14	$0.27	$0.32
Diluted	$0.12	$0.14	$0.27	$0.31
Average number of common shares and equivalents outstanding:
Basic	47,273	46,460	47,116	46,316
Diluted	48,503	47,629	48,351	47,522

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,255	$8,493
Accounts receivable, net	26,327	12,937
Inventory	1,704	2,382
Restricted assets, current	961	961
Other current assets	13,167	11,193
Total current assets	68,414	35,966
Property, equipment and software at cost	63,720	65,250
Accumulated depreciation and amortization	(43,440)	(43,164)
Property, equipment and software, net	20,280	22,086
Goodwill	43,518	43,518
Other intangible assets, net	2,858	3,607
Pre-publication costs, net	18,071	17,758
Restricted assets, less current portion	615	1,293
Deferred tax assets	27,497	30,614
Other assets	4,040	3,712
Total assets	$185,293	$158,554
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,344	$2,388
Accrued expenses	16,302	12,121
Current portion of long-term debt	6,776	5,958
Deferred revenue, current	96,468	86,913
Total current liabilities	121,890	107,380
Long-term liabilities:
Long-term debt	36,781	41,841
Deferred revenue, less current portion	17,751	13,995
Other liabilities	9,072	9,630
Total long-term liabilities	63,604	65,466
Commitments and contingencies (See Note 13)
Stockholders' equity (deficit):
Preferred stock ($.001 par value, 15,000 shares authorized, zero shares issued and outstanding at September 30, 2018 and December 31, 2017)	—	—
Common stock ($.001 par value, 150,000 shares authorized, 53,832 and 53,333 shares issued, and 47,300 and 46,800 shares outstanding at September 30, 2018 and December 31, 2017, respectively)	54	53
Capital surplus	290,837	289,022
Accumulated deficit	(276,322)	(288,490)
Treasury stock at cost (6,532 shares at September 30, 2018 and December 31, 2017)	(12,784)	(12,784)
Accumulated other comprehensive loss:
Pension and postretirement plans	(1,986)	(2,093)
Accumulated other comprehensive loss	(1,986)	(2,093)
Total stockholders' equity (deficit)	(201)	(14,292)
Total liabilities and stockholders' equity (deficit)	$185,293	$158,554
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Cambium Learning Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$12,919	$14,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,303	15,114
Deferred income taxes	3,318	—
Amortization of note discount and deferred financing costs	405	607
Stock-based compensation and expense	728	641
Other	(5)	14
Changes in operating assets and liabilities:
Accounts receivable, net	(13,459)	(17,311)
Inventory	687	375
Other current assets	(2,528)	(277)
Other assets	(463)	(786)
Restricted assets	678	776
Accounts payable	(44)	945
Accrued expenses	4,267	3,595
Deferred revenue	12,887	7,646
Other long-term liabilities	(451)	(568)
Net cash provided by operating activities	33,242	25,570
Investing activities:
Expenditures for property, equipment, software and pre-publication costs	(12,056)	(13,912)
Net cash used in investing activities	(12,056)	(13,912)
Financing activities:
Repayment of debt	(4,512)	(5,261)
Borrowings under revolving credit facility	11,000	16,000
Payments of revolving credit facility	(11,000)	(16,000)
Proceeds from exercise of stock options	1,088	766
Net cash used in financing activities	(3,424)	(4,495)
Change in cash and cash equivalents	17,762	7,163
Cash and cash equivalents, beginning of period	8,493	4,930
Cash and cash equivalents, end of period	$26,255	$12,093

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
As permitted under the Securities and Exchange Commission ("SEC") requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Due to seasonality, the results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 2018.
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
As of January 1, 2018, the Company adopted Accounting Standards Update No. 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, and accordingly presented the other components of net benefit costs separately from the service cost component and outside of operating profit, presented as "Other income (expense)" in the consolidated statement of operations. Prior period non-service components of pension and post-retirement costs of $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively, were recast from "General and administration expense" to "Other income (expense)" on the Company's condensed consolidated statements of operations.
Nature of Operations
The Company is an award-winning educational technology solutions leader dedicated to helping all students reach their full potential through individualized and differentiated instruction. Using a research-based, personalized approach, Cambium Learning Group delivers software as a service (SaaS) resources and instructional products that engage students and support teachers in fun, positive, safe and scalable environments. These solutions are provided through Learning A-Z® (online differentiated instruction for elementary school reading, writing and science), ExploreLearning® (online interactive math and science simulations and a math fact fluency solution), and Voyager Sopris Learning® (blended solutions that accelerate struggling learners to achieve in literacy and math and professional development for teachers). Cambium Learning Group believes that every student has unlimited potential, that teachers matter, and that data, instruction, and practice are the keys to success in the classroom and beyond.
The Company has three reportable segments with separate management teams and infrastructures that offer various products and services. See Note 15 – Segment Reporting for further information on the Company's segment reporting structure.

Note 2 — Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.2 million and $0.1 million at September 30, 2018 and December 31, 2017, respectively. The allowance for doubtful accounts is based on a review of outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of return as well as other factors that in the Company's judgment, could reasonably be expected to cause sales returns to differ from historical experience.

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
Stock-Based Compensation and Expense
The following table presents stock-based compensation expense resulting from stock options that are recorded in the condensed consolidated statements of operations and comprehensive income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Cost of revenues	$10	$14	$33	$41
Research and development expense	50	38	150	113
Sales and marketing expense	71	51	204	148
General and administrative expense	118	114	341	339
Total	$249	$217	$728	$641

2018 Grants
In the first quarter 2018, the Company granted 250,000 options under the Incentive Plan with an exercise price of $9.16. The options vest in equal monthly installments on the last day of the month over a four-year period, with an initial vesting date of March 31, 2018. As of September 30, 2018, the Company had 2,084,621 stock options outstanding.

Note 4 — Net Income per Common Share
Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock awards using the treasury stock method. Weighted-average shares from common share equivalents in the amount of 249,755 and 185,815 for the three and nine months ended September 30, 2018, and 692,509 and 629,989 for the three and nine months ended September 30, 2017, respectively, were excluded from the dilutive shares outstanding because their effect was anti-dilutive.
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net income	$5,877	$6,477	$12,919	$14,799
Denominator:
Basic:
Weighted-average common shares used in computing basic net income per share	47,273	46,460	47,116	46,316
Diluted:
Add weighted-average effect of dilutive securities:
Stock options and restricted stock awards	1,230	1,169	1,235	1,206
Weighted-average common shares used in computing diluted net income per share	48,503	47,629	48,351	47,522
Net income per common share:
Basic	$0.12	$0.14	$0.27	$0.32
Diluted	$0.12	$0.14	$0.27	$0.31

Note 5 — Revenue Recognition
On January 1, 2018, the Company adopted the new revenue guidance Revenue from Contracts with Customers ("ASC 606") and applied it to all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of ASC 606 to continue to be immaterial to net income on an ongoing basis.
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

	Three Months Ended September 30, 2018
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
United States	$17,124	$7,616	$15,407	$40,147
International	2,849	336	1,402	4,587
Total Revenue	$19,973	$7,952	$16,809	$44,734

	Three Months Ended September 30, 2017
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
United States	$16,012	$6,766	$17,601	$40,379
International	2,499	373	272	3,144
Total Revenue	$18,511	$7,139	$17,873	$43,523

	Nine Months Ended September 30, 2018
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Consolidated
United States	$50,483	$22,059	$37,581	$110,123
International	9,061	1,129	2,024	12,214
Total Revenue	$59,544	$23,188	$39,605	$122,337

	Nine Months Ended September 30, 2017
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Consolidated
United States	$47,569	$19,540	$42,578	$109,687
International	7,777	1,112	1,279	10,168
Total Revenue	$55,346	$20,652	$43,857	$119,855
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
At September 30, 2018, financial instruments include $26.3 million of cash and cash equivalents, restricted assets of $1.6 million, collateral investments of $1.1 million, and Senior Secured Credit Facility term loans, net of discount and deferred financing costs, of $43.6 million. At December 31, 2017, financial instruments include $8.5 million of cash and cash equivalents, restricted assets of $2.3 million, collateral investments of $1.1 million, and Senior Secured Credit Facility term loans, net of discount and deferred financing costs, of $47.8 million. The fair market values of cash equivalents, restricted assets, and collateral investments are equal to their carrying value, as these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the applicable reporting period. See Note 14 – Debt for additional information regarding the Company's term loans and Revolving Credit Facility.
At September 30, 2018 and December 31, 2017, the carrying value of the Company's Senior Secured Credit Facility term loans and Revolving Credit Facility borrowings approximates the fair value, as the borrowings are tied to the London Interbank Offered Rate ("LIBOR") and are market sensitive.
Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)		Fair Value at Reporting Date Using
Description	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$1,576	$1,576	$—	$—
Collateral Investments:
Money Market	911	911	—	—
Certificates of Deposit	226	226	—	—

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Assets:
Money Market	$2,254	$2,254	$—	$—
Collateral Investments:
Money Market	908	908	—	—
Certificates of Deposit	226	226	—	—

(in thousands)	Total Gains (Losses) for the Nine Months Ended September 30,
Description	2018	2017
Restricted Assets:
Money Market	$—	$—
Collateral Investments:
Money Market	—	—
Certificates of Deposit	—	—
Assets and liabilities measured at fair value on a non-recurring basis are listed below at their carrying values as of each reporting date:

(in thousands)		Fair Value at Reporting Date Using
Description	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$43,518	$—	$—	$43,518
Property, equipment and software, net	20,280	—	—	20,280
Pre-publication costs, net	18,071	—	—	18,071
Other intangible assets, net	2,858	—	—	2,858

(in thousands)		Fair Value at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$43,518	$—	$—	$43,518
Property, equipment and software, net	22,086	—	—	22,086
Pre-publication costs, net	17,758	—	—	17,758
Other intangible assets, net	3,607	—	—	3,607

(in thousands)	Total Gains (Losses) for the Nine Months Ended September 30,
Description	2018	2017
Goodwill	$—	$—
Property, equipment and software, net	—	—
Pre-publication costs, net	—	—
Other intangible assets, net	—	—

There were no significant remeasurements of these assets during the nine months ended September 30, 2018 or 2017.

Note 7 — Other Current Assets
Other current assets at September 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Deferred costs	$10,021	$9,246
Prepaid expenses	2,675	1,762
Other	471	185
Other current assets	$13,167	$11,193

Note 8 — Other Assets
Other assets at September 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Deferred costs, less current portion	$2,171	$1,745
Collateral investments	1,137	1,134
Deferred financing costs – revolving credit facility	395	530
Other	337	303
Other assets	$4,040	$3,712

Deferred Financing Costs
Deferred financing costs relate to costs incurred with the issuance in December 2015 of the Company's $30.0 million Revolving Credit Facility. See Note 14 – Debt for additional information regarding the Company's Revolving Credit Facility and the related deferred financing costs.
Collateral Investments
The Company maintains certificates of deposit to collateralize its outstanding letters of credit associated with workers' compensation activity. At September 30, 2018 and December 31, 2017, the Company had $0.2 million in certificates of deposit serving as collateral for its outstanding letters of credit.
Additionally, the Company maintains a money market fund investment to serve as collateral for a travel card program. The balance of the money market fund investment was $0.9 million at September 30, 2018 and December 31, 2017.

Note 9 — Accrued Expenses
Accrued expenses at September 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Salaries, bonuses and benefits	$10,903	$8,550
Pension and post-retirement benefit plans	950	950
Accrued royalties	669	830
Other	3,780	1,791
Accrued expenses	$16,302	$12,121

Note 10 — Other Liabilities
Other liabilities at September 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Pension and post-retirement benefit plans, long-term portion	$7,803	$8,285
Deferred rent	501	587
Long-term income tax payable	486	470
Long-term deferred compensation	282	288
Other liabilities	$9,072	$9,630

Note 11 — Pension Plan
The net pension costs of the Company's defined benefit pension plan were comprised primarily of interest costs and totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively. The net pension costs included the amortization of accumulated net loss of $29 thousand and $86 thousand for the three and nine months ended September 30, 2018, and $23 thousand and $69 thousand for the three and nine months ended September 30, 2017, respectively.

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
The balance of UTBs was $2.6 million at September 30, 2018 and December 31, 2017. Included in the balance of unrecognized tax benefits at September 30, 2018 are approximately $0.5 million of tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining uncertain tax positions would not affect the effective tax rate, but would instead increase or would have increased available tax attributes. However, the recognition of the tax attribute would be offset by an increase in the deferred tax asset valuation allowance resulting in no net impact to the effective tax rate.

The Company recognizes interest accrued related to its UTBs and penalties as income tax expense. Related to the UTBs noted above, the Company recognized no penalties (gross) and an immaterial amount of interest during the nine months ended September 30, 2018. At September 30, 2018 and December 31, 2017, the Company had liabilities of $0.1 million for penalties (gross) and $0.1 million for interest (gross).
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
Letters of Credit
The Company had letters of credit outstanding at September 30, 2018 in the amount of $0.4 million to support workers' compensation activity. The Company maintains certificates of deposit of $0.2 million as collateral for the letters of credit. The Company also maintains a $0.9 million money market fund investment as collateral for a travel card program. The certificates of deposit and money market fund investment are included in Collateral Investments in Note 8 – Other Assets.

Note 14 — Debt
Debt at September 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Senior secured credit facility term loans maturing December 10, 2020	$43,988	$48,500
Less: Unamortized discount	(234)	(380)
Less: Unamortized deferred financing costs	(197)	(321)
Term loans, net of discount and deferred costs	43,557	47,799
Less: Current portion of long-term debt	6,776	5,958
Long-term debt	$36,781	$41,841
The Company had no outstanding borrowings under the Revolving Credit Facility at September 30, 2018 and December 31, 2017.
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
Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or LIBOR (subject to a 1.0% floor), at the Borrower's option, plus an applicable margin. The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans. The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation. As of September 30, 2018, the lowest tier of the applicable margins were in effect, and the interest rate for the Term Loan A was 6.08%. Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%. Interest is payable in arrears every three months or less, based on the selected LIBOR interest period.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on fundamental changes to the Loan Parties, a maximum consolidated net leverage ratio, and minimum fixed charge coverage ratio. Upon an event of default, and after any applicable cure period, the Administrative Agent can accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants. At September 30, 2018, the Company was in compliance with all covenants related to the Senior Secured Credit Facility.
The principal balances of the Senior Secured Credit Facility were issued at a discount, representing fees paid to lenders, which are amortized over the life of the debt using the effective interest rate method. Unamortized discount at September 30, 2018 and December 31, 2017 was $0.2 million and $0.4 million, respectively.
The Company incurred debt issuance costs associated with the Senior Secured Credit Facility, which were deferred and are amortized over the term of the related debt using the effective interest method. Unamortized deferred financing costs related to the Term Loan A totaled $0.2 million at September 30, 2018 and $0.3 million at December 31, 2017, and are presented as a reduction to Long-term Debt in the Condensed Consolidated Balance Sheets. Unamortized deferred financing costs related to the Revolving Credit Facility totaled $0.4 million at September 30, 2018 and $0.5 million at December 31, 2017, and are classified as Other Assets in the Condensed Consolidated Balance Sheets.
At September 30, 2018, the Company had outstanding principal balances of $44.0 million under Term Loan A, no outstanding borrowings under the Revolving Credit Facility, and had $29.8 million borrowing availability under the Revolving Credit Facility. During 2017, the Company voluntarily prepaid the remaining principal amount outstanding on the Term Loan B of the Senior Secured Credit Facility.
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

	Three Months Ended September 30, 2018
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net revenues	$19,973	$7,952	$16,809	$—	$44,734
Cost of revenues	1,138	1,203	5,460	—	7,801
Amortization expense	—	—	—	4,200	4,200
Total cost of revenues	1,138	1,203	5,460	4,200	12,001
Other operating expenses	9,216	3,774	5,401	4,236	22,627
Depreciation and amortization expense	—	—	—	721	721
Total costs and expenses	10,354	4,977	10,861	9,157	35,349
Income before interest and income taxes	9,619	2,975	5,948	(9,157)	9,385
Net interest expense	—	—	—	(897)	(897)
Other income (expense), net	—	—	—	(103)	(103)
Income tax expense	—	—	—	(2,508)	(2,508)
Segment net income	$9,619	$2,975	$5,948	$(12,665)	$5,877
Expenditures for property, equipment, software and pre-publication costs	$2,266	$1,112	$665	$25	$4,068

	Three Months Ended September 30, 2017
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net revenues	$18,511	$7,139	$17,873	$—	$43,523
Cost of revenues	888	980	6,060	—	7,928
Amortization expense	—	—	—	4,676	4,676
Total cost of revenues	888	980	6,060	4,676	12,604
Other operating expenses	8,454	3,283	6,627	3,630	21,994
Depreciation and amortization expense	—	—	—	670	670
Total costs and expenses	9,342	4,263	12,687	8,976	35,268
Income before interest and income taxes	9,169	2,876	5,186	(8,976)	8,255
Net interest expense	—	—	—	(1,271)	(1,271)
Other income (expense), net	—	—	—	(108)	(108)
Income tax expense	—	—	—	(399)	(399)
Segment net income	$9,169	$2,876	$5,186	$(10,754)	$6,477
Expenditures for property, equipment, software and pre-publication costs	$2,657	$869	$1,351	$219	$5,096

	Nine Months Ended September 30, 2018
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net revenues	$59,544	$23,188	$39,605	$—	$122,337
Cost of revenues	3,433	3,225	14,244	—	20,902
Amortization expense	—	—	—	12,147	12,147
Total cost of revenues	3,433	3,225	14,244	12,147	33,049
Other operating expenses	27,715	11,641	15,623	12,510	67,489
Depreciation and amortization expense	—	—	—	2,156	2,156
Total costs and expenses	31,148	14,866	29,867	26,813	102,694
Income before interest and income taxes	28,396	8,322	9,738	(26,813)	19,643
Net interest expense	—	—	—	(2,654)	(2,654)
Other income (expense), net	—	—	—	(88)	(88)
Income tax expense	—	—	—	(3,982)	(3,982)
Segment net income	$28,396	$8,322	$9,738	$(33,537)	$12,919
Expenditures for property, equipment, software and pre-publication costs	$6,716	$3,309	$1,975	$56	$12,056

	Nine Months Ended September 30, 2017
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net revenues	$55,346	$20,652	$43,857	$—	$119,855
Cost of revenues	2,701	2,659	15,968	—	21,328
Amortization expense	—	—	—	13,094	13,094
Total cost of revenues	2,701	2,659	15,968	13,094	34,422
Other operating expenses	24,920	9,627	18,660	10,375	63,582
Depreciation and amortization expense	—	—	—	2,020	2,020
Total costs and expenses	27,621	12,286	34,628	25,489	100,024
Income before interest and income taxes	27,725	8,366	9,229	(25,489)	19,831
Net interest expense	—	—	—	(3,834)	(3,834)
Other income (expense), net	—	—	—	(325)	(325)
Income tax expense	—	—	—	(873)	(873)
Segment net income	$27,725	$8,366	$9,229	$(30,521)	$14,799
Expenditures for property, equipment, software and pre-publication costs	$6,848	$2,517	$4,275	$272	$13,912

Note 16 — Subsequent Events
On October 12, 2018, the Company entered into a definitive merger agreement (the "Merger Agreement") with certain affiliates of Veritas Capital, a private equity investment firm, for the acquisition of the Company.
Pursuant to the terms of the Merger Agreement, the holders of common stock of the Company outstanding immediately prior to the effective time of the merger are entitled to receive $14.50 in cash per share at the closing. The transaction was unanimously approved by the board of directors of the Company. Following the execution of the Merger Agreement, the stockholder representing a majority of the issued and outstanding common stock delivered a written consent approving and adopting the Merger Agreement and the transaction. The Company's outstanding credit facility will be repaid at closing. Subject to customary closing conditions and regulatory approvals, the Company expects the transaction to close in the fourth quarter of 2018 or the first quarter of 2019.
Immediately prior to the closing, the Company will close its previously announced acquisition of VKIDZ Holdings Inc. ("VKidz"), a Florida-based edtech company. Under the terms of the agreement, the purchase price will include issuance of 6.7 million shares of Cambium Learning Group common stock to the sellers, plus payment of outstanding debt of VKidz on the consummation date of the transaction. In 2017, VKidz had Bookings of approximately $21.1 million and Cash Income of approximately $5.7 million. At September 30, 2018, VKidz had debt principal outstanding of $19.8 million and cash of $3.3 million. For each share of Company common stock issued in connection with the Company's acquisition of VKidz, holders are entitled to receive $11.50 in cash.

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
Cautionary Note Regarding Forward-looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties, and which are based on beliefs, expectations, estimates, projections, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers and intents of our management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements regarding our future financial condition, economic performance and results of operations, as well as our business strategy, objectives of management for future operations, and the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as non-historical statements regarding our proposed transaction with certain affiliates of Veritas Capital (the “Proposed Transaction”), are forward-looking statements.
Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements can, in some cases, be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "projects," "forecasts," "plans," "anticipates," "targets," "outlooks," "initiatives," "visions," "objectives," "strategies," "opportunities," "drivers," "intends," "scheduled to," "seeks," "may," "will," or "should," or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy, plans, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements, as it is impossible for us to anticipate all factors that could affect our actual results. These risks and uncertainties include, but are not limited to, conditions to the closing of the Proposed Transaction, including the obtaining of required regulatory approvals, may not be satisfied; risks associated with the financing of the transaction; the Proposed Transaction may involve unexpected costs, liabilities or delays; the business of the Company may suffer as a result of uncertainty surrounding the Proposed Transaction; the outcome of any legal proceedings related to the Proposed Transaction; the Company may be adversely affected by other economic, business and/or competitive factors; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; the ability to recognize benefits of the Proposed Transaction; risks that the Proposed Transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the Proposed Transaction; other risks to consummation of the Proposed Transaction, including the risk that the Proposed Transaction will not be consummated within the expected time period or at all, and those described in "Risk Factors" in Part II, Item 1A and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017, and those described from time to time in our future reports filed with the SEC. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the results of any revisions to the forward-looking statements made in this report.
Overview
Cambium Learning® Group, Inc., a Delaware corporation, is an award-winning educational technology solutions leader dedicated to helping all students reach their full potential through individualized and differentiated instruction. Using a research-based, personalized approach, Cambium Learning Group delivers software as a service (SaaS) resources and instructional products that engage students and support teachers in fun, positive, safe and scalable environments. These solutions are provided through Learning A-Z® (online differentiated instruction for elementary school reading, writing and science), ExploreLearning® (online interactive math and science simulations and a math fact fluency solution), and Voyager Sopris Learning® (blended solutions that accelerate struggling learners to achieve in literacy and math and professional development for teachers). We believe that every student has unlimited potential, that teachers matter, and that data, instruction, and practice are the keys to success in the classroom and beyond.
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
The 22nd Annual Education Software Review Awards ("EDDIE") presented by The ComputED Gazette
In October 2018, the Company was awarded 14 EDDIE Awards from ComputED Gazette. The EDDIE Awards recognize innovative and content-rich programs and websites that augment the classroom curriculum and improve teacher productivity, providing parents and teachers with the technology to foster educational excellence. We won EDDIE Awards in the following categories:
Early Learning, Language Arts/eBooks Website: Raz-Plus by Learning A-Z
Early Learning, Reading Website: Headsprout by Learning A-Z
Early Elementary, Critical Thinking Skills Website: Raz-Plus by Learning A-Z
Early Elementary, Science Website: Science A-Z by Learning A-Z
Early Elementary, Reading Skills Website: Headsprout by Learning A-Z
Upper Elementary, Math Fluency Website: Reflex by ExploreLearning

Upper Elementary, Science & Literacy Website: Science A-Z by Learning A-Z
Upper Elementary, Reading Skills Website: Headsprout by Learning A-Z
Upper Elementary, ELL Website: Raz-Plus by Learning A-Z
Multilevel, Math & Science Online Simulations: Gizmos by ExploreLearning
Multilevel, Reading Website: Headsprout by Learning A-Z
Multilevel, Science Website: Science A-Z by Learning A-Z
Multilevel, Language Arts/eBook Website: Raz-Plus by Learning A-Z
Teacher Tools, Online Blended Reading Platform: Raz-Plus by Learning A-Z
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
Merger Agreement and VKIDZ Transaction
On October 12, 2018, the Company entered into a definitive merger agreement (the "Merger Agreement") with certain affiliates of Veritas Capital, a leading private equity investment firm, for the acquisition of the Company.
Pursuant to the terms of the Merger Agreement, the holders of common stock of the Company outstanding immediately prior to the effective time of the merger are entitled to receive $14.50 in cash per share at the closing. The transaction was unanimously approved by the board of directors of the Company. Following the execution of the Merger Agreement, the stockholder representing a majority of the issued and outstanding common stock delivered a written consent approving and adopting the Merger Agreement and the transaction. The Company's outstanding credit facility will be repaid at closing. Subject to customary closing conditions and regulatory approvals, the Company expects the transaction to close in the fourth quarter of 2018 or first quarter of 2019.
Immediately prior to the closing, the Company will close its previously announced acquisition of VKIDZ Holdings Inc. ("VKidz"), an award winning Florida-based edtech company dedicated to helping deliver the best education to students using digital solutions. Under the terms of the agreement, the purchase price will include issuance of 6.7 million shares of Cambium Learning Group common stock to the sellers, plus payment of outstanding debt of VKidz on the consummation date of the transaction. In 2017, VKidz had Bookings of approximately $21.1 million and Cash Income of approximately $5.7 million. At September 30, 2018, VKidz had debt principal outstanding of $19.8 million and cash of $3.3 million. For each share of Company common stock issued in connection with the Company's acquisition of VKidz, holders are entitled to receive $11.50 in cash.
Results of Operations
Bookings
During the nine months ended September 30, 2018, consolidated Bookings increased $8.5 million to $135.8 million, compared to $127.4 million during the nine months ended September 30, 2017. Bookings by segment for the nine months ended September 30, 2018 and the percentage change from the same period of 2017 were as follows:

•	Learning A-Z: $65.0 million, increased 8.9% in the first nine months of the year compared to the prior year period, continuing its historical growth performance.

•	ExploreLearning: $28.0 million, increased 24.3% in the first nine months of the year compared to the prior year period.

•	Voyager Sopris Learning: $42.9 million, decreased 5.1% in the first nine months of the year compared to the prior year period.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Three Months Ended				Year-Over-Year Change
	September 30, 2018		September 30, 2017		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Learning A-Z	$19,973	44.6%	$18,511	42.5%	$1,462	7.9%
ExploreLearning	7,952	17.8%	7,139	16.4%	813	11.4%
Voyager Sopris Learning	16,809	37.6%	17,873	41.1%	(1,064)	(6.0)%
Total net revenues	44,734	100.0%	43,523	100.0%	1,211	2.8%
Cost of revenues:
Learning A-Z	1,138	2.5%	888	2.0%	(250)	(28.2)%
ExploreLearning	1,203	2.7%	980	2.3%	(223)	(22.8)%
Voyager Sopris Learning	5,460	12.2%	6,060	13.9%	600	9.9%
Amortization expense	4,200	9.4%	4,676	10.7%	476	10.2%
Total cost of revenues	12,001	26.8%	12,604	29.0%	603	4.8%
Research and development expense	4,059	9.1%	3,352	7.7%	(707)	(21.1)%
Sales and marketing expense	12,283	27.5%	12,771	29.3%	488	3.8%
General and administrative expense	5,962	13.3%	5,457	12.5%	(505)	(9.3)%
Shipping and handling costs	323	0.7%	414	1.0%	91	22.0%
Depreciation and amortization expense	721	1.6%	670	1.5%	(51)	(7.6)%
Income before interest and income taxes	9,385	21.0%	8,255	19.0%	1,130	13.7%
Net interest expense	(897)	(2.0)%	(1,271)	(2.9)%	374	29.4%
Other income (expense), net	(103)	(0.2)%	(108)	(0.2)%	5	4.6%
Income tax expense	(2,508)	(5.6)%	(399)	(0.9)%	(2,109)	(528.6)%
Net income	$5,877	13.1%	$6,477	14.9%	$(600)	(9.3)%
Net revenues
Net revenues increased during the three months ended September 30, 2018 by 2.8% to $44.7 million, compared to $43.5 million during the same period of 2017. Increased net revenues in Learning A-Z and ExploreLearning offset lower net revenues in Voyager Sopris Learning. Net revenues by segment were as follows:

•
Learning A-Z's net revenues were $20.0 million, increasing $1.5 million, or 7.9%, in the quarter ended September 30, 2018 compared to the same period of 2017. The year-over-year increase in revenue is driven by Learning A-Z's ongoing strong Bookings trend.

•
ExploreLearning's net revenues were $8.0 million, increasing $0.8 million, or 11.4%, during the quarter ended September 30, 2018 compared to the same period of 2017. The increase in net revenues is due to ExploreLearning's continued strong Bookings performance.

•
Voyager Sopris Learning's net revenues were $16.8 million, decreasing $1.1 million, or 6.0%, during the quarter ended September 30, 2018 compared to the same period of 2017, commensurate with its decline in Bookings.

Cost of revenues
Cost of revenues primarily includes print and royalty costs, and expenses to purchase, handle and warehouse product, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $0.1 million, or 1.6%, to $7.8 million in the third quarter of 2018 compared to $7.9 million in the same period of 2017. Cost of revenues benefited year-over-year from the increasing contribution from higher-margin technology-enabled solutions. The Learning A-Z and ExploreLearning segments, which are delivered on-line and have no royalty costs, comprised 62.4% of net revenues in the third quarter of 2018 compared to 58.9% of net revenues in the third quarter of 2017. Cost of revenues by segment were as follows:

•	Learning A-Z's cost of revenues increased by $0.3 million, to $1.1 million due to the higher volume of subscriptions as well as increased customer support initiatives.

•
ExploreLearning's cost of revenues increased by $0.2 million to $1.2 million in the quarter ended September 30, 2018 compared to the same period of 2017. The increased costs were related to implementation and training due to the segment's increased level of customer support.

•
Voyager Sopris Learning's cost of revenues decreased $0.6 million or 9.9%, to $5.5 million in the quarter ended September 30, 2018 compared to $6.1 million in the third quarter of 2017. The decrease in cost of revenues was due to the year-over-year decline in revenue, as well as cost savings from restructuring in late 2017.

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology product development. Amortization expense was $4.2 million in the third quarter of 2018, a decrease of $0.5 million compared to the same period of 2017, due to lower capex in 2018 compared to the prior year.
Research and development expense
Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization. Research and development expense was $4.1 million in the third quarter of 2018, an increase of $0.7 million compared to the same period of 2017. The increase is due to planned investments to support growth initiatives at Learning A-Z and ExploreLearning. The increase for ExploreLearning includes $0.1 million of expense related to the ongoing integration of content from IS3D, LLC, which was acquired in the fourth quarter of 2017.
Sales and marketing expense
Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the third quarter of 2018 decreased $0.5 million to $12.3 million compared to $12.8 million for the third quarter of 2017. The decrease is due to decreases at Voyager Sopris Learning, including cost savings from the restructuring activities in late 2017, which were partially offset by planned investments to support growth initiatives at Learning A-Z and ExploreLearning.
General and administrative expense
General and administrative expenses in the third quarter of 2018 were $6.0 million, an increase of $0.5 million, or 9.3%, from the third quarter of 2017. The increase was driven by $1.0 million of Shared Services expenses incurred related to the agreement to acquire VKidz and the review of strategic alternatives and the subsequent Merger Agreement, partially offset by cost savings at Voyager Sopris Learning, due to the restructuring activities in late 2017.
Shipping and handling costs
Shipping and handling costs for the quarter ended September 30, 2018 decreased slightly to $0.3 million, from $0.4 million in the third quarter of 2017, commensurate with lower print revenues.
Depreciation and amortization expense
Depreciation and amortization expense was $0.7 million for the three months ended September 30, 2018, consistent with the same period of 2017.
Other income (expense)
Other income (expense) was $(0.1) million for the quarter ended September 30, 2018, consistent with the same period in 2017, and includes expense related to a frozen defined benefit pension plan of $(0.1) million in both periods.
Net interest expense
Net interest expense decreased by $0.4 million, or 29.4%, to $0.9 million in the third quarter of 2018 compared to the same period in 2017 as a result of the scheduled debt amortization payments and voluntary prepayments made during 2017.
Income tax expense
We recorded an income tax expense of $2.5 million for the third quarter of 2018, an increase of $2.1 million compared to the same period of 2017. In December 2017, we released most of the valuation allowance against our deferred tax assets. The release of the valuation allowance results in changes in our deferred taxes being included in income tax expense as opposed to prior year periods in which changes in our deferred taxes were offset by corresponding changes in the valuation allowance.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Nine Months Ended				Year Over Year Change
	September 30, 2018		September 30, 2017		Favorable/(Unfavorable)
(in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$	%
Net revenues:
Learning A-Z	$59,544	48.7%	$55,346	46.2%	$4,198	7.6%
ExploreLearning	23,188	19.0%	20,652	17.2%	2,536	12.3%
Voyager Sopris Learning	39,605	32.4%	43,857	36.6%	(4,252)	(9.7)%
Total net revenues	122,337	100.0%	119,855	100.0%	2,482	2.1%
Cost of revenues:
Learning A-Z	3,433	2.8%	2,701	2.3%	(732)	(27.1)%
ExploreLearning	3,225	2.6%	2,659	2.2%	(566)	(21.3)%
Voyager Sopris Learning	14,244	11.6%	15,968	13.3%	1,724	10.8%
Amortization expense	12,147	9.9%	13,094	10.9%	947	7.2%
Total cost of revenues	33,049	27.0%	34,422	28.7%	1,373	4.0%
Research and development expense	11,678	9.5%	9,744	8.1%	(1,934)	(19.8)%
Sales and marketing expense	37,803	30.9%	37,871	31.6%	68	0.2%
General and administrative expense	17,378	14.2%	15,240	12.7%	(2,138)	(14.0)%
Shipping and handling costs	630	0.5%	727	0.6%	97	13.3%
Depreciation and amortization expense	2,156	1.8%	2,020	1.7%	(136)	(6.7)%
Income before interest and income taxes	19,643	16.1%	19,831	16.5%	(188)	(0.9)%
Net interest expense	(2,654)	(2.2)%	(3,834)	(3.2)%	1,180	30.8%
Other income (expense), net	(88)	(0.1)%	(325)	(0.3)%	237	72.9%
Income tax expense	(3,982)	(3.3)%	(873)	(0.7)%	(3,109)	(356.1)%
Net income	$12,919	10.6%	$14,799	12.3%	$(1,880)	(12.7)%
Net revenues
Net revenues increased during the nine months ended September 30, 2018 by 2.1% to $122.3 million, compared to $119.9 million during the same period of 2017. Increased net revenues in Learning A-Z and ExploreLearning offset lower net revenues in Voyager Sopris Learning. Net revenues by segment were as follows:

•
Learning A-Z's net revenues were $59.5 million, increasing $4.2 million, or 7.6%, in the nine months ended September 30, 2018 compared to the same period of 2017. The year-over-year increase in revenue is driven by Learning A-Z's ongoing strong Bookings trend.

•
ExploreLearning's net revenues were $23.2 million, increasing $2.5 million, or 12.3%, during the nine months ended September 30, 2018 compared to the same period of 2017. The increase in net revenues is due to ExploreLearning's continued strong Bookings performance.

•
Voyager Sopris Learning's net revenues were $39.6 million, decreasing $4.3 million, or 9.7%, during the nine months ended September 30, 2018 compared to the same period of 2017, as a result of declines in Bookings in 2018 and 2017.

Cost of revenues
Cost of revenues primarily includes print and royalty costs, and expenses to purchase, handle and warehouse product, and to provide services and support to customers. Cost of revenues, excluding amortization, decreased $0.4 million, or 2.0%, to $20.9 million in the first nine months of 2018 compared to $21.3 million in the same period of 2017. Cost of revenues benefited year-over-year from the increasing contribution from higher-margin technology-enabled solutions. The Learning A-Z and ExploreLearning segments, which are delivered on-line and have no royalty costs, comprised 67.7% of net revenues in the first nine months of 2018 compared to 63.4% of net revenues in the same period of 2017. Cost of revenues by segment were as follows:

•
Learning A-Z's cost of revenues increased by $0.7 million, to $3.4 million, in the nine months ended September 30, 2018 compared to $2.7 million in the same period of 2017 due to higher volume of subscriptions as well as increased customer support initiatives.

•
ExploreLearning's cost of revenues increased by $0.6 million to $3.2 million in the nine months ended September 30, 2018 compared to the same period of 2017. The increased costs were related to implementation and training due to the segment's increased level of customer support.

•
Voyager Sopris Learning's cost of revenues decreased $1.7 million or 10.8%, to $14.2 million in the nine months ended September 30, 2018 compared to $16.0 million in the first nine months of 2017. The decrease in cost of revenues was due to the year-over-year decline in revenue, as well as cost savings from restructuring in late 2017.

Amortization expense in cost of revenues includes amortization for acquired pre-publication costs and technology, acquired publishing rights, and developed pre-publication and technology product development. Amortization expense was $12.1 million in the first nine months of 2018, a decrease of $0.9 million compared to the same period of 2017.
Research and development expense
Research and development expense includes costs to research, evaluate and develop educational products, net of capitalization. Research and development expense was $11.7 million in the first nine months of 2018, an increase of $1.9 million compared to the same period of 2017. The increase is due to planned investments to support growth initiatives at Learning A-Z and ExploreLearning. The increase for ExploreLearning includes $0.4 million of expense related to the ongoing integration of content from IS3D, LLC, which was acquired in the fourth quarter of 2017.
Sales and marketing expense
Sales and marketing expense includes all costs to maintain our various sales channels, including the salaries and commissions paid to our sales force, and costs related to our advertising and marketing efforts. Sales and marketing expense for the first nine months of 2018 decreased $0.1 million to $37.8 million compared to $37.9 million for the first nine months of 2017. The decrease is due to decreases at Voyager Sopris Learning, including cost savings from the restructuring activities in late 2017, which were partially offset by planned investments to support growth initiatives at Learning A-Z and ExploreLearning.
General and administrative expense
General and administrative expenses in the first nine months of 2018 were $17.4 million, an increase of $2.1 million, or 14.0%, from the same period of 2017. The increase was driven by $2.1 million of Shared Services expenses incurred related to the agreement to acquire VKidz and the review of strategic alternatives and the subsequent Merger Agreement. Increases at Learning A-Z and ExploreLearning, commensurate with Bookings growth, were offset by cost savings at Voyager Sopris Learning, due to the restructuring activities in late 2017.
Shipping and handling costs
Shipping and handling costs for the nine months ended September 30, 2018 decreased slightly to $0.6 million, from $0.7 million in the same period of 2017, commensurate with lower print revenues.
Depreciation and amortization expense
Depreciation and amortization expense was $2.2 million for the nine months ended September 30, 2018, an increase of $0.1 million compared to the first nine months of 2017.
Other income (expense)
Other income (expense) was $(0.1) million and $(0.3) million for the nine months ended September 30, 2018 and September 30, 2017, respectively, and includes expense related to a frozen defined benefit pension plan of $(0.3) million in both periods. Pension expense in the first nine months of 2018 was partially offset by income resulting from the sale of excess state tax research and development credits of $0.2 million.
Net interest expense
Net interest expense decreased by $1.2 million, or 30.8%, to $2.7 million in the first nine months of 2018 compared to the same period in 2017 as a result of the scheduled debt amortization payments and voluntary prepayments made during 2017.
Income tax expense
We recorded an income tax expense of $4.0 million for the nine months ended September 30, 2018. In December 2017, we released most of the valuation allowance against our deferred tax assets. The release of the valuation allowance results in changes in our deferred taxes being included in income tax expense as opposed to prior year periods in which changes in our deferred taxes were offset by corresponding changes in the valuation allowance.

Liquidity and Capital Resources
Our primary sources of liquidity are cash balances, cash flow from operations, and the Revolving Credit Facility that we entered into in December 2015. Sales seasonality attributable to the buying cycle of school districts, which generally starts at the beginning of each new school year in the fall, affects our operating cash flow. As a result of this inherent seasonality, we normally incur a net cash deficit from all of our activities in the first and second quarters of the year and we normally generate cash in the third and fourth quarters of the year. We expect borrowings under the Revolving Credit Facility to vary according to this seasonality, and accounts receivable balances are normally at their highest at the end of the third quarter. At September 30, 2018, our cash balances were $26.3 million, our net accounts receivable were $26.3 million, we had no outstanding borrowings under the Revolving Credit Facility, and we had $29.8 million of availability under the Revolving Credit Facility.
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
Borrowings under the Senior Secured Credit Facility bear interest equal to either a Base Rate, as defined in the Credit Agreement, or LIBOR (subject to a 1.0% floor), at our option, plus an applicable margin. The applicable margin for the Term Loan A and Revolving Credit Facility ranges between 2.75% and 3.50% for Base Rate loans and 3.75% and 4.50% for LIBOR loans. The applicable margin for the Term Loan A and Revolving Credit Facility is based on a leverage calculation. As of September 30, 2018, we qualified for the lowest applicable margin, and the interest rate for the Term Loan A was 6.08%. Additionally, unused borrowing capacity under the Revolving Credit Facility is subject to a commitment fee of 0.5%. Interest is payable in arrears every three months or less, based on the selected LIBOR interest period.
The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, and limitations on fundamental changes. A maximum consolidated net leverage ratio and minimum fixed charge coverage ratio were effective beginning in the first quarter of 2016. Upon an event of default, and after any applicable cure period, the Administrative Agent could elect to accelerate the maturity of the loan. Events of default include customary items, such as failure to pay principal and interest in a timely manner and breach of covenants. At September 30, 2018, the Company was in compliance with all covenants related to the Senior Secured Credit Facility.
Summary of Cash flows
Cash provided by (used in) our operating, investing and financing activities is summarized below:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Operating activities	$33,242	$25,570
Investing activities	(12,056)	(13,912)
Financing activities	(3,424)	(4,495)
Operating activities. Cash provided by operating activities was $33.2 million and $25.6 million for the nine months ended September 30, 2018 and 2017, respectively. Cash flows from operating activities were impacted favorably during 2018 due to improved operational results and $0.9 million of lower cash interest payments, partially offset by an increase in cash taxes of $0.7 million, and the return of $0.7 million of cash from a certificate of deposit collateralizing a letter of credit in the first nine months of 2017.
Investing activities. Cash used in investing activities was related to capital expenditures, and was $12.1 million for the nine months ended September 30, 2018 compared to $13.9 million during the same period of 2017, declining by $1.9 million as a result of lower spend at the Voyager Sopris Learning segment. Capital expenditures in 2018 for the ExploreLearning segment include $0.9 million related to the ongoing integration of content from IS3D, LLC, which was acquired in the fourth quarter of 2017.

Financing activities. Cash used in financing activities was $3.4 million for the nine months ended September 30, 2018 compared to $4.5 million for the nine months ended September 30, 2017. Cash outflows for the nine months ended September 30, 2018 included scheduled principal payments on the Senior Secured Credit Facility of $4.5 million. Cash inflows for the nine months ended September 30, 2018 included $1.1 million of proceeds from the exercise of stock options. Financing outflows for the nine months ended September 30, 2017 included scheduled principal payments of the Senior Secured Credit Facility of $5.3 million. Cash inflows for the nine months ended September 30, 2017 included $0.8 million of proceeds from the exercise of stock options. Borrowings and repayments under the Revolving Credit Facility netted to zero during the nine months ended September 30, 2018 and September 30, 2017.
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
Reconciliations of Operational and Non-GAAP Measures
Bookings is an internal, operational metric that measures the total dollar value of customer orders in a period, regardless of the timing of the related revenue recognition. We consider Bookings a leading indicator of revenues. Below are reconciliations of Bookings to Net Revenues and of Net Income to EBITDA, Adjusted EBITDA, and Cash Income for the three and nine months ended September 30, 2018 and 2017:
Reconciliation of Bookings to Net Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Bookings	$82,872	$78,538	$135,841	$127,391
Change in deferred revenues	(37,701)	(35,065)	(12,887)	(7,646)
Other (a)	(437)	50	(617)	110
Net revenues	$44,734	$43,523	$122,337	$119,855

 Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Cash Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net income	$5,877	$6,477	$12,919	$14,799
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	4,921	5,346	14,303	15,114
Net interest expense	897	1,271	2,654	3,834
Income tax expense	2,508	399	3,982	873
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	14,203	13,493	33,858	34,620
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Income from sale of excess state tax credits(b)	—	—	(222)	—
Restructuring costs(c)	—	281	—	281
Merger, acquisition and disposition activities(d)	1,402	138	3,023	477
Stock-based compensation and expense(e)	249	217	728	641
Adjusted EBITDA	15,854	14,129	37,387	36,019
Change in deferred revenues	37,701	35,065	12,887	7,646
Change in deferred costs	(4,344)	(3,906)	(1,755)	(1,175)
Capital expenditures	(4,068)	(5,096)	(12,056)	(13,912)
Cash income	$45,143	$40,192	$36,463	$28,578

Reconciliation of Bookings to Net Revenues by Segment – 2018

	Three Months Ended September 30, 2018
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
Bookings	$40,714	$18,007	$24,151	$82,872
Change in deferred revenues	(20,653)	(10,208)	(6,840)	(37,701)
Other (a)	(88)	153	(502)	(437)
Net revenues	$19,973	$7,952	$16,809	$44,734

	Nine Months Ended September 30, 2018
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
Bookings	$64,996	$27,977	$42,868	$135,841
Change in deferred revenues	(5,364)	(4,870)	(2,653)	(12,887)
Other (a)	(88)	81	(610)	(617)
Net revenues	$59,544	$23,188	$39,605	$122,337

Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Cash Income by Segment – 2018

	Three Months Ended September 30, 2018
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net income	$9,619	$2,975	$5,948	$(12,665)	$5,877
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	4,921	4,921
Net interest expense	—	—	—	897	897
Income tax expense	—	—	—	2,508	2,508
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	9,619	2,975	5,948	(4,339)	14,203
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Merger, acquisition and disposition activities(d)	—	—	—	1,402	1,402
Stock-based compensation and expense(e)	70	53	59	67	249
Adjusted EBITDA	9,689	3,028	6,007	(2,870)	15,854
Change in deferred revenues	20,653	10,208	6,840	—	37,701
Change in deferred costs	(2,256)	(900)	(1,188)	—	(4,344)
Capital expenditures - product development	(1,995)	(1,002)	(598)	—	(3,595)
Capital expenditures - general expenditures	(271)	(110)	(67)	(25)	(473)
Cash income	$25,820	$11,224	$10,994	$(2,895)	$45,143

	Nine Months Ended September 30, 2018
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net income	$28,396	$8,322	$9,738	$(33,537)	$12,919
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	14,303	14,303
Net interest expense	—	—	—	2,654	2,654
Income tax expense	—	—	—	3,982	3,982
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	28,396	8,322	9,738	(12,598)	33,858
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Income from sale of excess state tax credits(b)	—	—	—	(222)	(222)
Merger, acquisition and disposition activities(d)	—	—	—	3,023	3,023
Stock-based compensation and expense(e)	197	153	177	201	728
Adjusted EBITDA	28,593	8,475	9,915	(9,596)	37,387
Change in deferred revenues	5,364	4,870	2,653	—	12,887
Change in deferred costs	(964)	(243)	(548)	—	(1,755)
Capital expenditures - product development	(5,869)	(3,038)	(1,793)	—	(10,700)
Capital expenditures - general expenditures	(847)	(271)	(182)	(56)	(1,356)
Cash income	$26,277	$9,793	$10,045	$(9,652)	$36,463

Reconciliation of Bookings to Net Revenues by Segment – 2017

	Three Months Ended September 30, 2017
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
Bookings	$38,136	$13,742	$26,660	$78,538
Change in deferred revenues	(19,625)	(6,755)	(8,685)	(35,065)
Other (a)	—	152	(102)	50
Net revenues	$18,511	$7,139	$17,873	$43,523

	Nine Months Ended September 30, 2017
(in thousands)	Learning A-Z	ExploreLearning	Voyager Sopris Learning	Consolidated
Bookings	$59,696	$22,506	$45,189	$127,391
Change in deferred revenues	(4,350)	(1,901)	(1,395)	(7,646)
Other (a)	—	47	63	110
Net revenues	$55,346	$20,652	$43,857	$119,855

Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Cash Income by Segment – 2017

	Three Months Ended September 30, 2017
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net income	$9,169	$2,876	$5,186	$(10,754)	$6,477
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	5,346	5,346
Net interest expense	—	—	—	1,271	1,271
Income tax expense	—	—	—	399	399
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	9,169	2,876	5,186	(3,738)	13,493
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Restructuring costs(c)	—	—	281	—	281
Merger, acquisition and disposition activities(d)	—	—	—	138	138
Stock-based compensation and expense(e)	53	30	67	67	217
Adjusted EBITDA	9,222	2,906	5,534	(3,533)	14,129
Change in deferred revenues	19,625	6,755	8,685	—	35,065
Change in deferred costs	(1,585)	(624)	(1,697)	—	(3,906)
Capital expenditures - product development	(2,020)	(667)	(1,150)	—	(3,837)
Capital expenditures - general expenditures	(637)	(202)	(201)	(219)	(1,259)
Cash income	$24,605	$8,168	$11,171	$(3,752)	$40,192

	Nine Months Ended September 30, 2017
(in thousands)	Learning A-Z	Explore Learning	Voyager Sopris Learning	Other	Consolidated
Net income	$27,725	$8,366	$9,229	$(30,521)	$14,799
Reconciling items between net income and EBITDA:
Depreciation and amortization expense	—	—	—	15,114	15,114
Net interest expense	—	—	—	3,834	3,834
Income tax expense	—	—	—	873	873
Income from operations before interest, income taxes, and depreciation and amortization (EBITDA)	27,725	8,366	9,229	(10,700)	34,620
Non-operational or non-cash costs included in EBITDA but excluded from Adjusted EBITDA:
Restructuring costs(c)	—	—	281	—	281
Merger, acquisition and disposition activities(d)	—	—	—	477	477
Stock-based compensation and expense(e)	153	84	212	192	641
Adjusted EBITDA	27,878	8,450	9,722	(10,031)	36,019
Change in deferred revenues	4,350	1,901	1,395	—	7,646
Change in deferred costs	(423)	(131)	(621)	—	(1,175)
Capital expenditures - product development	(5,818)	(2,148)	(3,959)	—	(11,925)
Capital expenditures - general expenditures	(1,030)	(369)	(316)	(272)	(1,987)
Cash income	$24,957	$7,703	$6,221	$(10,303)	$28,578
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

(c)
Restructuring costs are related to severance charges in the Company's Voyager Sopris Learning segment in the third quarter of 2017, as part of efforts to reduce the cost structure of this segment. In the three and nine months ended September 30, 2017, restructuring costs were $0.3 million and were recorded in general and administrative expense.

(d)
Costs are related to merger and acquisition activities including due diligence and other non-operational charges such as pension. The three and nine months ended September 30, 2018 include $1.0 million and $2.1 million of expenses incurred, respectively, related to the agreement to acquire VKidz and the review of strategic alternatives and the subsequent Merger Agreement.

(e)	Stock-based compensation and expense is related to our outstanding options.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of September 30, 2018 that have or are reasonably likely to have a current or future material effect on the Company's financial condition, changes in financial condition, revenues, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We have made no material changes to any of the critical accounting policies discussed in our 2017 Form 10-K through September 30, 2018 other than the adoption of the provisions of Revenue from Contracts with Customers (Topic 606) ("ASC 606"). Refer to Note 5 – Revenue Recognition for a description of the impact of the adoption on the Company's financial statements and accounting policies.
Recently Issued Financial Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (ASU 2016-02). The guidance in ASU 2016-02 requires entities to record the assets and liabilities created by leases greater than one year. This ASU is effective for interim periods and fiscal years beginning after December 15, 2018, and early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases Topic (842): Targeted Improvements. This ASU provides companies an option to apply the transition provisions of the new lease standard at its adoption date instead of at the earliest comparative period presented in its financial statements. The Company is currently evaluating the impact of adopting this guidance.
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
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors," in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as such factors could materially affect the Company's business, financial condition, or future results. In the three months ended September 30, 2018, there were no material changes to the risk factors disclosed in the Company's 2017 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company's business, financial condition, or results of operations.

Item 6. Exhibits.
The following exhibits are filed as part of this report.

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of October 12, 2018, among Cambium Learning Group, Inc., Campus Holding Corp., and Campus Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated October 15, 2018 (File No. 001-34575)).

3.1
Second Amended and Restated Bylaws of Cambium Learning Group, Inc. (formerly known as Cambium- Voyager Holdings, Inc.) (a Delaware corporation) (incorporated by reference to Exhibit 3.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated August 2, 2018 (File No. 001-34575)).

10.1
Stock Purchase Agreement, dated as of May 13, 2018, among Cambium Learning Group, Inc., Edcity Holding Inc., VSS VKidZ LLC, and VKidz Holdings Inc. (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated May 17, 2018 (File No. 001-34575)).

10.2	First Amendment to the Stock Purchase Agreement, dated as of June 6, 2018, among Cambium Learning Group, Inc., Edcity Holding Inc., VSS VKidZ LLC, and VKidz Holdings Inc.

10.3
Second Amendment to the Stock Purchase Agreement, dated as of October 12, 2018, among Cambium Learning Group, Inc., Edcity Holding Inc., VSS VKidZ LLC, and VKidz Holdings Inc. (incorporated by reference to Exhibit 10.1 to Cambium Learning Group, Inc.’s Current Report on Form 8-K dated October 15, 2018 (File No. 001-34575)).

10.4	Amendment No. 3, effective August 20, 2018, to the Logistics Services Agreement, dated July 26, 2018, between Cambium Learning, Inc. and Geodis Logistics LLC.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document.

101.def	XBRL Taxonomy Extension Definition Linkbase Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned duly authorized officer of the registrant.

CAMBIUM LEARNING GROUP, INC.

Date: November 1, 2018	/s/ Barbara Benson
Barbara Benson,
Chief Financial Officer (Principal Financial Officer)